Form 10-Q
period 1996-03-31
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 1996-05-15
CIK 873394

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                      MARCH 31, 1996
                              _________________________________________________

                                      or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from________________________ to _____________________

Commission file number                0-20016
                      _________________________________________________________

      CAREY INSTITUTIONAL PROPERTIES INCORPORATED, A MARYLAND CORPORATION
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

         MARYLAND                                            13-3602400
_______________________________________________________________________________
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
________________________________________________________________________________
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
________________________________________________________________________________
             (Registrant's telephone number, including area code)


________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last

______
report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                                         [X]  Yes  [ ]  No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


                                                         [ ]  Yes  [ ]  No

              15,463,746 shares of common stock; $.001 Par Value
                         outstanding at May 13, 1996.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES



                                     INDEX



                                                                  Page No.
                                                                  --------

PART I
- ------

Item 1. - Financial Information*

            Consolidated Balance Sheets, December 31, 1995 and
            March 31, 1996                                                2

            Consolidated Statements of Income for the three
            months ended March 31, 1995 and 1996                          3

            Consolidated Statements of Cash Flows for the three months
            ended March 31, 1995 and 1996                                 4

            Notes to Consolidated Financial Statements                    5-9

Item 2. - Management's Discussion of Operations                           10-11

PART II
- -------

Item 4. - Submission of Matters to a Vote of Security Holders             12

Item 6. - Exhibits and Reports on Form 8-K                                12

Signatures                                                                13




* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,     March 31,
                                                              1995           1996
                                                          -------------  -------------
                                                             (Note)       (Unaudited)
          ASSETS:
     Land and buildings, net of accumulated
       depreciation of $5,006,484 at December 31, 1995
       and $5,660,873 at March 31, 1996                   $147,713,263   $160,884,780
     Net investment in direct financing leases             105,703,258    106,142,448
     Equity investments                                     15,992,225     21,488,051
     Real estate held for sale                               2,616,031
     Cash and cash equivalents                              22,519,656      7,216,922
     Short-term investments                                  1,000,000
     Accrued interest and rents receivable                     267,779        463,162
     Other assets                                            3,621,913      4,070,548
                                                          ------------   ------------
           Total assets                                   $299,434,125   $300,265,911
                                                          ============   ============

          LIABILITIES:

     Limited recourse mortgage notes payable              $150,656,333   $149,838,905
     Note payable                                            3,471,899      3,471,899
     Accrued interest payable                                1,085,483        985,112
     Accounts payable and accrued expenses                     532,274        565,441
     Accounts payable to affiliates                          4,279,849      4,964,182
     Dividends payable                                       2,942,124
     Prepaid rental income and security deposits               950,558      1,574,049
                                                          ------------   ------------
           Total liabilities                               163,918,520    161,399,588
                                                          ------------   ------------

     Minority interest                                       4,522,053      4,712,965
                                                          ------------   ------------
     Commitments and contingencies


          SHAREHOLDERS' EQUITY:

     Common stock, $.001 par value;
       authorized, 40,000,000 shares; issued and
       outstanding, 15,480,537 and 15,463,746 shares
       at December 31, 1995 and March 31, 1996                  15,481         15,497

     Additional paid-in capital                            137,046,066    137,207,714
     Distributions in excess of accumulated earnings        (6,088,570)    (3,046,160)
     Unrealized appreciation                                   220,892        269,024
                                                          ------------   ------------
                                                           131,193,869    134,446,075
     Less treasury stock, 22,925 and 32,925 shares
       at December 31, 1995 and March 31, 1996                (200,317)      (292,717)
                                                          ------------   ------------
           Total shareholders' equity                      130,993,552    134,153,358
                                                          ------------   ------------
           Total liabilities and
             shareholders' equity                         $299,434,125   $300,265,911
                                                          ============   ============

     The accompanying notes are an integral part of the consolidated financial statements.

     Note: The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                               Three Months Ended

                                          March 31, 1995  March 31, 1996
                                          --------------  --------------

Revenues:


Rental income from operating leases             $4,368,449  $4,758,720
Interest income from direct financing leases     2,728,739   3,062,811
Other interest income                              117,091     154,550
Other income                                                     9,510
                                                ----------  ----------
                                                 7,214,279   7,985,591
                                                ----------  ----------

Expenses:
Interest on mortgages                            3,261,931   3,467,997
Depreciation                                       576,824     654,389
General and administrative                         338,779     556,776
Property expenses                                  742,115     799,607
Amortization                                        62,698      84,453
                                                ----------  ----------
                                                 4,982,347   5,563,222
                                                ----------  ----------

Income before minority interest in income,
income from equity investments and
loss on sales                                    2,231,932   2,422,369

Minority interest in income                        186,239     190,788
                                                ----------  ----------

Income before income from equity
investments and loss on sales                    2,045,693   2,231,581

Income from equity investments                     643,102     821,850
                                                ----------  ----------

Income before net loss on sales                  2,688,795   3,053,431

Loss on sales of real estate, net                               11,021
                                                ----------  ----------

Net income                                      $2,688,795  $3,042,410
                                                ==========  ==========


     Net income per common share                      $.19        $.20
                                                      ====        ====


Weighted average number of shares outstanding   14,167,581  15,466,213
                                                ==========  ==========


     The accompanying notes are an integral part of the consolidated financial statements.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    Three Months Ended
                                                                          March 31,
                                                                    --------------------
                                                                      1995           1996
                                                                      ----           ----
     Cash flows from operating activities:
      Net income                                                    $ 2,688,795   $  3,042,410
      Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                                   639,522        738,842
        Equity income in excess of distributions received                              (85,418)
        Minority interest in income                                     186,239        190,788
        Cash receipts on operating and financing leases
         less than income recognized                                   (478,746)      (460,535)
        Net loss on sales of real estate                                                11,021
        Net change in operating assets and liabilities                 (261,135)     1,151,800
                                                                    -----------   ------------
           Net cash provided by operating activities                  2,774,675      4,588,908
                                                                    -----------   ------------

     Cash flows from investing activities:
      Purchase of real estate and additional capitalized costs       (4,679,101)   (13,825,906)
      Release of construction escrow funds                            2,288,433
      Capital contributions to equity investment                                    (5,410,408)
      Redemption of short-term investment                                            1,000,000
      Cash distributions in excess of equity income                     178,427
      Capital distribution from equity investment                     1,375,000
      Funds released in connection with sale of properties
        in prior period                                               5,927,217
      Proceeds from sale of real estate                                              2,044,260
                                                                    -----------   ------------
           Net cash provided by (used in) investing activities        5,089,976    (16,192,054)
                                                                    -----------   ------------

     Cash flows from financing activities:
      Purchase of treasury stock                                       (133,084)       (92,400)
      Proceeds from mortgages                                         6,805,128
      Prepayment of mortgage payable                                 (1,750,000)
      Payments on mortgage principal                                   (645,361)      (817,428)
      Proceeds from issuance of shares, net of costs                                   161,664
      Dividends paid                                                 (2,854,775)    (2,942,124)
      Deferred financing costs                                         (162,184)        (9,300)
                                                                    -----------   ------------
         Net cash provided by (used in) financing activities          1,259,724     (3,699,588)
                                                                    -----------   ------------

           Net increase (decrease) in cash and cash equivalents       9,124,375    (15,302,734)

     Cash and cash equivalents,beginning of period                    4,163,418     22,519,656
                                                                    -----------   ------------

        Cash and cash equivalents, end of period                    $13,287,793   $  7,216,922
                                                                    ===========   ============

     Supplemental disclosure of cash flows information:
           Interest paid (including capitalized interest)          $  3,322,442   $  3,568,368
                                                                   ============   ============

     The accompanying notes are an integral part of the consolidated financial statements.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



     Note 1.  Basis of Presentation:
              ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.



     Note 2.  Transactions with Related Parties:
              ---------------------------------


     The Advisor performs multiple services including providing the management and administration of the Company for which it is entitled to receive management and incentive fees. Pursuant to the Advisory Agreement, asset management fees currently due the Advisor are equal to 0.5% of Average Invested Assets, as defined. When Shareholders have received a cumulative distribution return of 8%, which threshold has not yet been met, the Advisor will also be entitled to receive an incentive fee of 0.5% of Average Invested Assets. Based upon portfolio projections, Management believes the cumulative return threshold will be met in 1998; therefore, though such incentive fee, pursuant to the Advisory Agreement, will not be paid until the threshold is met, it has been accrued and included in accounts payable to affiliates and property expenses in the accompanying consolidated financial statements. For the three month periods ended March 31, 1995 and 1996, the Company incurred asset management fees of $363,542 and $392,566, respectively, and subordinated incentive fees, which are not currently payable, were in like amounts. General and administrative expense reimbursements were $100,465 and $191,199 for the three-month periods ended March 31, 1995 and 1996, respectively.


     The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three-month periods ended March 31, 1995 and 1996 were $70,536 and $56,339 respectively.



     Note 3.  Dividends:
              ---------

     Dividends paid to shareholders during the three months ended March 31, 1996 are summarized as follows:


       Quarter Ended                   Paid                Per Share
       -------------------       -----------------         ---------
       December 31, 1995            $2,942,124              $.2035



          A dividend of $0.2040 per share was declared and paid in April 1996 for the quarter ended March 31, 1996.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


          Note 4.  Industry Segment Information:
                   ----------------------------

          The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues are as follows:

                                                                 1995          1996
                                                                 ----          ----
     Per Statements of Income:
       Rental income from operating leases                     $4,368,449   $4,758,720
       Interest from direct financing leases                    2,728,739    3,062,811

     Adjustments:
       Share of leasing revenue applicable
         to minority interest                                    (451,221)    (450,315)
       Share of leasing revenue from equity
         investments                                            1,510,139    1,847,726
                                                               ----------   ----------
                                                              $ 8,156,106   $9,218,942
                                                              ===========   ==========

     For the three-month periods ended March 31, 1995 and 1996, the Company earned its proportionate net lease revenues from the following lease obligors:

                                                         1995           %           1996       %
                                                     ------------  -----------  ------------  ---

     Marriott International, Inc. (a)                 $1,182,889           15%   $1,197,739   13%

     Best Buy Co., Inc. (b)                              768,296            9       766,752    8
     Neodata Corporation                                 555,827            7       555,827    6
     Omnicom Group, Inc.                                 454,375            6       466,875    5
     AT&T Resource Management Corporation                463,207            6       463,207    5
     Big V Holding Corp.                                 415,050            5       420,659    5
     Wal-Mart Stores, Inc.                               407,123            5       407,619    4
     Garden Ridge, Inc.                                  157,113            2       356,536    4
     Michigan Mutual Insurance Company                   338,840            4       339,435    4
     Barnes & Noble, Inc.                                326,731            4       331,620    4
     Gensia, Inc. (a)                                    327,250            4       327,250    4
     Merit Medical Systems, Inc.                         231,088            3       325,823    3
     The Upper Deck Company (a)                                                     322,737    3
     Harvest Foods, Inc.                                 309,519            4       309,743    3
     Waban, Inc./BJ's Warehouse Club                     279,589            3       279,589    3
     Plexus Corp.                                        272,875            3       272,875    3
     Lincoln Technical Institute of Arizona, Inc.        270,599            3       270,599    3
     Bell Sports Corp.                                   245,411            3       252,951    3
     Sports and Fitness Clubs of America                 164,063            2       252,016    3
     Nicholson Warehouse, L.P.                           201,263            3       201,270    2
     GATX Logistics, Inc.                                198,723            2       198,723    2
     Custom Food Products, Inc.                                                     170,402    2
     Superior Telecommunications, Inc.                   152,110            2       153,203    2
     Childtime Childcare, Inc.                                                      140,000    1
     Petsmart, Inc.                                      117,333            2       119,078    1
     Oshman Sporting Goods, Inc.                         108,325            1       109,918    1
     Summagraphics Corporation                           110,069            1        83,442    1
     Hibbert Sporting Goods, Inc.                                                    62,154    1
     Safeway Stores Incorporated                          98,438            1        60,900    1
                                                         -------          ---      --------    --
                                                     $ 8,156,106          100%   $9,218,942  100%
                                                     ===========          ===    ==========  ===

     (a) Represents the Company's proportionate share of lease revenues from its equity investments.
     (b) Net of amounts applicable to the minority interest of Corporate Property Associates 12 Incorporated ("CPA/R/:12").

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 5.  Equity Investments:
              ------------------

     The Company owns an approximate 23.68% interest in Marcourt Investments Incorporated ("Marcourt"), a real estate investment trust, which net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc., a 50% interest in Gena Property Company ("GENA"), a general partnership which net leases two office buildings to Gensia, Inc. and in Cards Limited Liability Company ("Cards LLC"), which net leases two office buildings to The Upper Deck Company. Summarized financial information of GENA, Marcourt and Cards LLC is as follows:


(in thousands)
                                    Gena                                     Marcourt                 Cards LLC
                              -----------------                  ---------------------------------  --------------
                              December 31, 1995  March 31, 1996  December 31, 1995  March 31, 1996  March 31, 1996
                              -----------------  --------------  -----------------  --------------  --------------
Assets                                  $22,287         $22,172           $149,910        $149,874         $26,571
Liabilities                              12,381          12,246            108,876         108,211          15,841
Owners' equity                            9,906           9,926             41,034          41,663          10,730


                                                              For The Three Months Ended
                                                              ----------------------------
                                          March 31, 1995                             March 31, 1996
                                          --------------                             --------------
                                         GENA         Marcourt             GENA         Marcourt       Cards LLC
                                     ----------    -------------      -----------    ------------    -------------
Revenues                                $   655         $ 4,891           $    655        $  5,062         $   652
Interest                                    235           2,848                246           2,779             312
Depreciation                                115                                115
Other expenses                                               24                                 29
                                        -------         -------           --------        --------        --------
 Net income                             $   305         $ 2,019           $    294        $  2,254         $   340
                                        -------         -------           --------        --------         -------

     Note 6.  Purchase of Real Estate:
              ------------------------

         A. On January 4, 1996, the Company and CPA/R/:12, through their 50% ownership interests in Cards LLC ("Cards"), purchased land and two office buildings in Carlsbad, California for $25,654,450 and entered into a net lease with The Upper Deck Company ("Upper Deck"). Cards financed $15,000,000 of the purchase price with a limited recourse mortgage loan collateralized by the Upper Deck properties. In connection with the purchase, both the Company and CPA/R/:12 made equity contributions of $5,327,225 to Cards. The Company will account for its 50% interest in Cards under the equity method of accounting.

            The lease provides for an initial term of 25 years followed by four five-year renewal terms at an annual rent of $2,639,750. The lease provides for rent increases every five years based on a formula indexed to increases in the Consumer Price Index ("CPI") with such increases capped at 5% for any one year. Between the twelfth and thirteenth lease year, Upper Deck has an option to purchase the property at fair market value as determined by an independent appraisal process provided for in the lease.

            The $15,000,000 limited recourse note is collateralized by a deed of trust and lease assignment and provides for monthly payments of principal and interest of $120,077 at an annual interest rate of 8.43% and is based on a 25-year amortization schedule. After the seventh year, the

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


             loan may be prepaid in whole, but not in part, subject to a prepayment charge. The loan matures on February 1, 2011, at which time a balloon payment will be due.

         B. On February 6, 1996, the Company purchased land and a newly constructed health club facility in Bedford, Texas for $5,236,000 in cash and entered into a net lease with Sports & Fitness Clubs of America, Inc. An unconditional guarantee of the obligations of the lease has been provided by the lessee's parent company, Sports & Fitness Clubs, Inc. The lease provides for an initial term of 20 years followed by four five-year renewal terms at the option of the lessee at an annual rent of $577,500. The lease provides for rent increases every five years based on a formula indexed to increases in the CPI.

         C. On February 12, 1996, the Company purchased land and a newly constructed warehouse/office facility in Birmingham, Alabama for $4,700,000 and entered into a net lease with Sports Wholesaling, Inc. An unconditional guarantee of the obligations of the lease has been provided by the lessee's parent company, Hibbett Sporting Goods, Inc. The lease provides for an initial term of 15 years followed by three five-year renewal terms at the option of the lessee at an annual rent of $475,784. The lease provides for rent increases every three years based on a formula indexed to increases in the CPI. The lessee has an option which is exercisable at any time prior to December 31, 1997 to convert the lease to a financing lease for income tax purposes whereby the lessee would be entitled to all depreciation deductions under the Internal Revenue Code. If this option is exercised, annual rent would be increased by $47,578; however, such increase in base rent resulting from exercising such option would not be subject to the rent increase formula. The Company has received a commitment for $3,000,000 of limited recourse mortgage financing collateralized by the Hibbett property. The loan provides for monthly payments of principal and interest of $25,328 at an annual interest rate of 8.125% for the first ten years and will fully amortize over its 20-year term; however, the loan is callable by the lender at the end of the tenth loan year. During the second ten years the interest rate will adjust annually to an interest rate of the Moody's A Corporate Rate Bond Index plus 0.375%.

     Note 7.  Sales of Real Estate:
              ---------------------

            In December 1991, the Company and CPA/R/:10 purchased three supermarkets leased to Safeway Stores Incorporated ("Safeway") as tenants in-common, each with 50% ownership interests.

            During the quarter ended March 31, 1996, the Company and CPA/R/:10 sold two of the Safeway properties. On January 26, 1996, the Glendale, Arizona property was sold for $1,950,000, and on February 15, 1996, the Escondido, California property was sold for $3,450,000. Net of the costs of sale, the Company's share of net proceeds from the sales was $2,605,010, including a promissory note for $560,750. A net loss of $11,021 was recognized on the sales.

            The promissory note is collateralized by a first mortgage on the
             Glendale property and provides for monthly payments of interest only at the rate of 8% per annum through January 24, 1997 at which time the entire unpaid principal balance will be due.

            Annual rentals from the two properties were $252,000.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 8.  Litigation:
              ----------

            In connection with the Company's satsifaction of a mortgage loan in
             October 1995, the lender of the retired loan filed suit in December 1995 which claims that the prepayment charge paid by the Company of $401,000 was understated by approximately $400,000. Although the lender acknowledges that the calculation of the prepayment charge was determined by the lender, the lender is seeking damages based on its allegations that the Company was aware of the lender's error and failed to correct the error and affirmatively misrepresented to the lender that the calculation was correct. The Company is vigorously contesting the lender's claim. Management believes that it is unlikely that the outcome of this case will have a material adverse effect on the Company's results of operations, financial position or liquidity.

     Note 9.  Subsequent Event:
              ----------------

            On May 29, 1995, the Company entered into a lease agreement with
             Garden Ridge Corporation ("Garden Ridge") for a retail property in Oklahoma City, Oklahoma. In connection with entering into the transaction, Garden Ridge granted the Company warrants to purchase 67,500 shares of Garden Ridge common stock exercisable at $10 per share. On April 30, 1996, the Company exercised warrants for 22,500 shares of Garden Ridge common stock which it then sold, realizing net proceeds of $874,600. In connection with the sale, the Company will recognize a realized gain of approximately $664,000 in the quarter ending June 30, 1996.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



     Results of Operations:
     ---------------------

          Net income increased by $354,000 for the three-month period ended March 31, 1996 as compared with the three-month period ended March 31, 1995. Such increase was primarily due to increases in lease revenues and income from equity investments and was partially offset by increases in general and administrative, interest and depreciation expenses. The increase in leasing revenues was due to completion of several build-to-suit facilities in 1995 and the purchase of additional real estate investments in 1996. Since the first quarter of 1995, the Company completed construction of build-to-suit facilities leased to Custom Food Products, Inc., Childtime Childcare, Inc. and Garden Ridge, Inc. ("Garden Ridge").
     In addition, since December 31, 1995, the Company has purchased properties and entered into net lease agreements with Sports & Fitness Clubs of America, Inc. ("Sports & Fitness") and Hibbett Sporting Goods, Inc. ("Hibbett") and purchased a 50% equity interest in a limited liability company which purchased a property and entered into a net lease with The Upper Deck Company ("Upper Deck"). The increase in interest expense was primarily due to placement of mortgage financing on previously unleveraged properties. Since March 31, 1995, the Company has obtained more than $20,000,000 of new mortgage financing. The increase in interest expense from new financing was partially offset by reduced interest expense on two mortgage loans, the proceeds of which were used to satisfy three loans with higher interest rates. The increase in depreciation expenses is due to the completion of construction on several of the build-to-suit properties and new acquisitions. The increase in general and administrative expenses is due to the marketing effort initiated by the Company in its effort to raise capital from institutional investors.

          Solely as a result of the Company's acquiring interests in the Sports & Fitness, Hibbett and Upper Deck properties, annual cash flow will increase by approximately $1,370,000. In addition, annual cash flow will benefit from the completion of a build-to-suit project leased to Del Monte Corporation ("Del Monte"), which is expected to be completed during the next quarter. The additional revenues from these new leases is expected to more than offset the loss of cash flow and revenue of $252,000 resulting from the sale of the two supermarkets formerly leased to Safeway Stores, Inc.


     Financial Condition:
     -------------------

        There has been no material change in the Company's financial condition since December 31, 1995. The Company has continued to diversify its real estate portfolio by utilizing more than $15,250,000 of cash to purchase interests in properties leased to Sports & Fitness, Hibbett and Upper Deck. In addition, the Company has advanced an additional $4,000,000 towards the Del Monte build-to-suit project. Subsequent to the completion of the Del Monte project, which is projected to require a total investment of $10,995,000, the Company will obtain limited recourse mortgage financing of $6,250,000 which has been committed to the Company by a lender. The Del Monte mortgage proceeds will be combined with other funds to be obtained through other mortgage financings and any equity raised through its private placement efforts to purchase additional investments in net lease real estate. The Company has recently received commitments for limited recourse mortgage financing of $8,000,000 and $3,000,000 which will be collateralized by two retail properties leased to Garden Ridge and the property leased to Hibbett, respectively. A portion of the Garden Ridge mortgage loan will be used to pay off $3,472,000 outstanding on the Company's $14,250,000 line of credit with the remaining Garden Ridge and Hibbett loan proceeds totalling $7,528,000 available for investment. The Company may also seek limited recourse mortgage financing on the newly acquired Sports & Fitness property. Advances on the Del Monte construction total approximately $6,100,000; however, the Company's ultimate equity investment in the Del Monte property is anticipated to be $4,745,000 after the Company borrows the mortgage funds committed. Accordingly, the Company believes that it has significant resources which will enable it to continue to increase its asset base. The Company has continued to actively pursue

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued
           ----------------------------------------------------------



     Financial Condition (continued):
     -------------------------------


     new equity capital through its private placement offering with institutional investors which it initiated during the third quarter of 1995. To date, the Company has obtained $13,000,000 from two institutional investors and is actively seeking to increase the number of institutional shareholders in the Company. The acceptance of funds from institutional investors is conditioned upon the availability of investment opportunities which can be projected to benefit all shareholders.

        Management believes that its cash balances and its projection of increases in cash provided from operations will be sufficient to sustain the current trend of increasing the rate of quarterly dividends and paying scheduled principal installments. For the three-month period ended March 31, 1996, cash flow from operating activities of $4,589,000 was sufficient to fund dividends of $2,942,000 and principal payments of $817,000.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES



                                    PART II
                                    -------



     Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     -------------------------------------------------------------


                During the quarter ended March 31, 1996 no matters were submitted to a vote of Security Holders.



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)       Exhibits:

                    None.


          (b)       Reports on Form 8-K:

                    During the quarter ended March 31, 1996, the Company filed a report on Form 8-K dated March 21, 1996 under Item 2, Acquisition and Disposition of Assets.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES



                                   SIGNATURES
                                   ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                              AND SUBSIDIARIES



                5/14/96         By:     /s/ Claude Fernandez
             --------------         ------------------------------
               Date                 Claude Fernandez
                                    Executive Vice President and
                                    Chief Administrative Officer
                                    (Principal Financial Officer)



                  5/14/96       By:     /s/ Michael D. Roberts
              ---------------        -------------------------------
               Date                  Michael D. Roberts
                                     First Vice President and Controller
                                     (Principal Accounting Officer)