Form 10-Q
period 1996-06-30
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 1996-08-12
CIK 873394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                June 30, 1996
                                    --------------------------------------------
                               or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    _____________________ to _____________________

Commission file number                         0-20016
                       ---------------------------------------------------------

       CAREY INSTITUTIONAL PROPERTIES INCORPORATED, a Maryland corporation
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MARYLAND                                     13-3602400
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                 10020
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (212) 492-1100
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                         [X] Yes        [ ] No



               15,818,357 shares of common stock; $.001 Par Value
                         outstanding at August 8, 1996.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES



                                      INDEX



                                                                        Page No.
                                                                        --------
 PART I
- -------

 Item 1. - Financial Information*

           Consolidated Balance Sheets, December 31, 1995 and
           June 30, 1996                                                       2

           Consolidated Statements of Income for the three and
           six months ended June 30, 1995 and 1996                             3

           Consolidated Statements of Cash Flows for the
           six months ended June 30, 1995 and 1996                             4

           Notes to Consolidated Financial Statements                        5-9


 Item 2. - Management's Discussion of Operations                           10-11


 PART II
 -------

 Item 4. - Submission of Matters to a Vote of Security Holders                12

 Item 6. - Exhibits and Reports on Form 8-K                                   12

 Signatures                                                                   13



* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION
                         -------------------------------

                           CONSOLIDATED BALANCE SHEETS


                                                                                                December 31,               June 30,
                                                                                                    1995                    1996
                                                                                                    ----                    ----
                                                                                                   (Note)                (Unaudited)


            ASSETS:
Land and buildings, net of accumulated
     depreciation of $5,006,484 at December 31, 1995
     and $6,334,044 at June 30, 1996                                                            $ 147,713,263         $ 163,103,802
Net investment in direct financing leases                                                         105,703,258           105,851,187
Equity investments                                                                                 15,992,225            21,669,764
Real estate held for sale                                                                           2,616,031
Cash and cash equivalents                                                                          22,519,656             7,955,230
Short-term investments                                                                              1,000,000
Accrued interest and rents receivable                                                                 267,779               334,514
Other assets                                                                                        3,621,913             4,799,828
                                                                                                -------------         -------------
               Total assets                                                                     $ 299,434,125         $ 303,714,325
                                                                                                =============         =============

            LIABILITIES:
Limited recourse mortgage notes payable                                                         $ 150,656,333         $ 149,045,180
Note payable                                                                                        3,471,899             3,471,899
Accrued interest payable                                                                            1,085,483             1,087,251
Accounts payable and accrued expenses                                                                 532,274               329,732
Accounts payable to affiliates                                                                      4,279,849             6,280,246
Dividends payable                                                                                   2,942,124             3,162,934
Prepaid rental income and security deposits                                                           950,558             1,664,659
                                                                                                -------------         -------------
               Total liabilities                                                                  163,918,520           165,041,901
                                                                                                -------------         -------------

Minority interest                                                                                   4,522,053             4,632,922
                                                                                                -------------         -------------

Commitments and contingencies

            SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized, 40,000,000 shares; issued and outstanding, 15,480,537 shares at December 31,
  1995 and 15,787,789 shares at June 30, 1996                                                          15,481                15,789

Additional paid-in capital                                                                        137,046,066           140,413,748
Common stock subscribed                                                                                                   2,000,000
Receivable for common stock subscribed                                                                                   (2,000,000)
Dividends in excess of accumulated earnings                                                        (6,088,570)           (6,085,476)

Unrealized appreciation, marketable securities                                                        220,892               301,685
                                                                                                -------------         -------------
                                                                                                  131,193,869           134,645,746
Less treasury stock, 21,975 and 60,245 Shares
     at December 31, 1995 and June 30, 1996                                                          (200,317)             (606,244)

                                                                                                -------------         -------------
               Total shareholders' equity                                                         130,993,552           134,039,502
                                                                                                -------------         -------------
               Total liabilities and
                    shareholders' equity                                                        $ 299,434,125         $ 303,714,325
                                                                                                =============         =============

The accompanying notes are an integral part of the consolidated financial statements.

Note: The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                Three Months Ended                       Six Months Ended
                                        June 30, 1995        June 30, 1996       June 30, 1995       June 30, 1996
                                        -------------        -------------       -------------       -------------
Revenues:
   Rental income from
     operating leases                    $  4,267,505         $  4,658,472        $  8,635,954        $  9,417,192
   Interest from direct
     financing leases                       2,728,059            3,060,647           5,456,798           6,123,458
   Other interest income                      174,398               70,244             291,489             234,304
                                         ------------         ------------        ------------        ------------
                                            7,169,962            7,789,363          14,384,241          15,774,954
                                         ------------         ------------        ------------        ------------
Expenses:
   Interest                                 3,392,269            3,425,931           6,654,200           6,893,928
   Depreciation                               685,945              673,171           1,262,769           1,327,560
   General and administrative                 362,420              595,147             684,645           1,123,798
   Property expenses                          877,761              888,912           1,636,430           1,732,396
   Amortization                                76,130               98,262             138,828             166,963
                                         ------------         ------------        ------------        ------------
                                            5,394,525            5,681,423          10,376,872          11,244,645
                                         ------------         ------------        ------------        ------------
       Income before minority
          interest in income, income
          from equity investments
          and net gain on sales             1,775,437            2,107,940           4,007,369           4,530,309
Minority interest in income                   185,414              189,051             371,653             379,839
                                         ------------         ------------        ------------        ------------
       Income before income
          from equity investments
          and net gain on sales             1,590,023            1,918,889           3,635,716           4,150,470
Income from equity investments                499,559              694,902           1,142,661           1,516,752
                                         ------------         ------------        ------------        ------------
       Income before net gain
          on sales                          2,089,582            2,613,791           4,778,377           5,667,222
Loss on sale of real estate                                                                                (11,021)

Gain on sales of securities                   628,099              664,431             628,099             664,431
                                         ------------         ------------        ------------        ------------

       Net income                        $  2,717,681         $  3,278,222        $  5,406,476        $  6,320,632
                                         ============         ============        ============        ============

Net income per common share              $        .19         $        .21        $        .38        $        .41
                                         ============         ============        ============        ============

Weighted average shares
   outstanding                             14,148,934           15,495,036          14,156,594          15,480,572
                                         ============         ============        ============        ============

The accompanying notes are an integral part of the consolidated financial statements.


                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                          Six Months Ended
                                                                                                               June 30,
                                                                                                     -------------------------------

                                                                                                     1995                   1996
                                                                                                     ----                   ----
Cash flows from operating activities:
   Net income                                                                                    $  5,406,476          $  6,320,632
   Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                                               1,401,597             1,494,523
        Income from equity investments in excess of dividends
          and distributions received                                                                                       (267,131)
        Minority interest in income in excess of distributions
          paid to minority interest                                                                   101,810               110,869
        Cash receipts on operating and financing leases
          less than income recognized                                                                (167,803)             (190,617)

        Net gain on sales of securities and real estate                                              (628,099)             (653,410)

        Net change in operating assets and liabilities                                               (201,634)              559,216
                                                                                                 ------------          ------------
          Net cash provided by operating activities                                                 5,912,347             7,374,082
                                                                                                 ------------          ------------

Cash flows from investing activities:
        Purchase of real estate and additional capitalized costs                                   (7,449,322)          (15,652,485)

        Capital contributions in equity investment                                                                       (5,410,408)
        Release of construction escrow funds                                                        2,288,433
        Funds released in connection with sale of properties
          in prior year                                                                             5,927,217
        Cash distributions in excess of equity income                                                  46,824
        Capital distribution from equity investment                                                 1,375,000
        Redemption of short-term investment                                                                               1,000,000
        Proceeds from sale of securities                                                              628,099               835,243
        Proceeds from sale of real estate                                                                                 2,044,260
        Purchases of stock and stock warrants                                                        (560,135)
                                                                                                                       ------------
          Net cash provided by (used in) investing activities                                       2,256,116           (17,183,390)

                                                                                                 ------------          ------------

Cash flows from financing activities:
        Proceeds from mortgages                                                                     6,805,128
        Purchase of treasury stock                                                                   (191,768)             (405,927)

        Mandatory prepayment of mortgage payable on
          conversion from construction financing                                                   (1,750,000)
        Proceeds from stock issuance, net of costs                                                                        3,367,990
        Payments of mortgage principal                                                             (1,368,703)           (1,611,153)

        Dividends paid                                                                             (5,716,626)           (6,096,728)
        Deferred financing costs                                                                     (162,184)               (9,300)

                                                                                                 ------------          ------------
          Net cash used in financing activities                                                    (2,384,153)           (4,755,118)

                                                                                                 ------------          ------------

                 Net increase (decrease) in cash and cash equivalents                                5,784,310          (14,564,426)


       Cash and cash equivalents, beginning of period                                                4,163,418           22,519,656
                                                                                                  ------------         ------------

                Cash and cash equivalents, end of period                                          $  9,947,728         $  7,955,230
                                                                                                  ============         ============


Supplemental disclosure of cash flows information:

            Interest paid (including capitalized interest)                                        $  6,659,658         $  6,926,867
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


Note 2. Transactions with Related Parties:
        ---------------------------------

The Advisor performs multiple services including providing the management and administration of the Company for which it is entitled to receive management and incentive fees. Pursuant to the Advisory Agreement, asset management fees currently due the Advisor are equal to 0.5% of Average Invested Assets, as defined. When Shareholders have received a cumulative dividend return of 8%, which threshold has not yet been met, the Advisor will also be entitled to receive an incentive fee of 0.5% of Average Invested Assets. Based upon portfolio projections, Management believes it is likely that this incentive fee will be earned; therefore, though such incentive fee will not be paid until the threshold is met, it has been accrued and included in accounts payable to affiliates and property expenses in the accompanying consolidated financial statements. For the three-month and six-month periods ended June 30, 1995, the Company incurred asset management fees of $366,848 and $730,390, respectively. For the three-month and six-month periods ended June 30, 1996, the Company incurred asset management fees of $388,702 and $781,268, respectively. Subordinated incentive fees, which are not payable currently, were in like amounts. General and administrative expense reimbursements were $145,001 and $245,466 for the three-month and six-month periods ended June 30, 1995, respectively, and $238,178 and $429,377 for the three-month and six-month periods ended June 30, 1996, respectively.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six-month periods ended June 30, 1995 and 1996 were $137,996 and $111,957 respectively.


Note 3. Dividends:
        ---------

Dividends paid to shareholders during the six months ended June 30, 1996 are summarized as follows:

      Quarter Ended               Paid                  Per Share
   -------------------     -----------------            ---------
     December 31, 1995        $ 2,942,124               $ .2035
     March 31, 1996           $ 3,154,604                 .2040




A dividend of $0.2045 per share was declared in June 1996 and paid in July 1996 for the quarter ended June 30, 1996.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

Note 4. Industry Segment Information:
        ----------------------------

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues are as follows:

                                                                                               1995                         1996
                                                                                           ------------                ------------
Per Statements of Income:
     Rental income from operating leases                                                   $  8,635,954                $  9,417,192
     Interest from direct financing leases                                                    5,456,798                   6,123,458

Adjustments:
     Share of leasing revenue from equity
          investments                                                                         2,886,634                   3,550,132

     Share of leasing revenue applicable
          to minority interest                                                                 (901,052)                   (899,214)

                                                                                           ------------                ------------
                                                                                           $ 16,078,334                $ 18,191,568
                                                                                           ============                ============

For the six-month periods ended June 30, 1995 and 1996, the Company earned its proportionate net lease revenues from its investments from the following lease obligors:

                                                                    1995                %                 1996                %
                                                                 -----------       -----------        -----------       -----------

Marriott International, Inc. (a)                                 $ 2,232,134           14%            $ 2,242,926           12%
Best Buy Co., Inc. (b)                                             1,534,223           10               1,531,095            8
Neodata Corporation                                                1,111,653            7               1,122,287            6
Omnicom Group, Inc.                                                  908,750            6                 933,750            5
Lucent Technologies (formerly AT&T
     Resource Management Corp.)                                      926,414            6                 926,414            5
Big V Holding Corp.                                                  831,439            5                 842,828            5
Garden Ridge, Inc.                                                   304,716            2                 718,680            4
Michigan Mutual Insurance Company                                    677,824            4                 679,027            4
Barnes & Noble, Inc.                                                 654,628            4                 664,560            4
Gensia, Inc. (a)                                                     654,500            4                 654,500            4
The Upper Deck Company (a)                                                                                652,706            4
Merit Medical Systems, Inc.                                          577,721            4                 651,646            4
Harvest Foods, Inc.                                                  619,091            4                 619,545            3
Wal-Mart Stores, Inc.                                                596,844            4                 597,341            3
Sports and Fitness Clubs of America                                  328,125            2                 560,453            3
Waban, Inc./BJ's Warehouse Club                                      559,178            3                 559,178            3
Plexus Corp.                                                         545,750            3                 545,750            3
Lincoln Technical Institute of Arizona, Inc.                         541,200            3                 541,200            3
Bell Sports Corp.                                                    490,822            3                 505,902            3
Nicholson Warehouse, L.P.                                            402,529            3                 402,542            2
GATX Logistics, Inc.                                                 397,446            2                 397,446            2
Custom Food Products, Inc.                                                                                338,915            2
Superior Teletec Transmission Products, Inc.                         314,221            2                 306,514            2
ChildTime Childcare, Inc.                                                                                 280,000            1
PETsMART, Inc.                                                       234,667            2                 239,023            1
Oshman Sporting Goods, Inc.                                          217,029            1                 220,268            1
Summagraphics Corporation                                            220,555            1                 179,634            1
Hibbett Sporting Goods, Inc.                                                                              181,100            1
Safeway Stores Incorporated                                          196,875            1                  96,338            1
                                                                 -----------       -----------        -----------       -----------
                                                                 $16,078,334           100%           $18,191,568           100%
                                                                 ===========       ===========        ===========       ===========

(a) Represents the Company's proportionate share of lease revenues from its equity investments.

(b) Net of amounts applicable to Corporate Property Associates 12 Incorporated's ("CPA(R):12") minority interest.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




Note 5. Equity Investments:
        ------------------

The Company owns an approximate 23.68% interest in Marcourt Investments Incorporated ("Marcourt"), a real estate investment trust, which net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc., and 50% interests in Gena Property Company ("GENA"), a general partnership which net leases two office buildings to Gensia, Inc. and in Cards Limited Liability Company ("Cards LLC"), which net leases two office buildings to The Upper Deck Company. The interest in Cards LLC was purchased in January 1996. Summarized financial information of GENA, Marcourt and Cards LLC is as follows:


(in thousands)
                                     Gena                                    Marcourt                     Cards LLC
                  --------------------------------------      -----------------------------------        -------------
                  December 31, 1995        June 30, 1996      December 31, 1995     June 30, 1996        June 30, 1996
                  -----------------        -------------      -----------------     -------------        -------------
Assets               $22,287                 $22,056             $149,910             $149,817              $26,581
Liabilities           12,381                  12,109              108,876              107,488               15,796
Owners' equity         9,906                   9,947               41,034               42,329               10,785




                                                             For The Six Months Ended
                                --------------------------------------------------------------------------------
                                      June 30, 1995                                June 30, 1996
                                --------------------------         ---------------------------------------------
                                 GENA             Marcourt           GENA             Marcourt         Cards LLC
                                --------          --------         --------           --------         ---------
Revenues                        $1,309            $9,433            $1,309            $9,480            $1,312
Interest                           489             5,675               490             5,529               628
Depreciation                       230               230
Other expenses                                        60                 5                39                 2
                                ------            ------            ------            ------            ------
      Net income                $  590            $3,698            $  584            $3,912            $  682
                                ======            ======            ======            ======            ======


Note 6. Litigation:
        ----------

In connection with the Company's satisfaction of a mortgage loan in October 1995, the lender of the retired loan filed suit in December 1995 which claims that the prepayment charge of $401,000 paid by the Company was understated by approximately $400,000. Although the lender acknowledges that the calculation of the prepayment charge was determined by the lender, the lender is seeking damages based on its allegations that the Company was aware of the lender's error and failed to correct the error and affirmatively misrepresented to the lender that the calculation was correct. The Company is vigorously contesting the lender's claim. Management believes that it is unlikely that the outcome of this case will have a material adverse effect on the Company's results of operations, financial position or liquidity.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 7.   Garden Ridge Company:
          --------------------

In connection with entering into the lease agreement with Garden Ridge Corporation ("Garden Ridge") in 1995, Garden Ridge granted the Company warrants to purchase 67,500 shares of Garden Ridge common stock exercisable at $10 per share. On April 30, 1996, the Company exercised warrants for 22,500 shares, realizing net proceeds of $835,243 and a gain on sale of $664,431. In 1995, the Company realized net proceeds and a gain of $628,099 in connection with the exercise of warrants for 90,000 shares which had been granted in connection with a previous transaction in 1993 with Garden Ridge.

On July 18, 1996, the Company obtained $8,000,000 of limited recourse mortgage financing collateralized by the Company's Garden Ridge properties in Oklahoma City, Oklahoma and Round Rock, Texas. The loan provides for monthly payments of principal and interest of $68,166 based on a 20-year amortization schedule at an annual interest rate of 8.25%. The loan is scheduled to mature in August 2006, at which time a balloon payment of $5,532,962 will be due. A portion of the mortgage proceeds was used to pay off an existing mortgage loan obligation of $2,553,312 on the Round Rock property and $3,472,000 was used to pay off the outstanding balance under the Company's revolving credit agreement which was used to fund the construction of the Oklahoma City property.

In connection with the financing, the Round Rock lease was amended with annual rent reduced by approximately $19,000 to $591,000. As required under the Oklahoma City lease, annual rents were to be determined at the end of the construction period. The initial annual rentals is $770,000.

The Company's total purchase and project costs related to the construction on the Company's Oklahoma City and Round Rock properties and the acquisition of Garden Ridge warrants were $12,051,000.


Note 8. Harvest Foods, Inc.:
        -------------------

On February 21, 1992, the Company and Corporate Property Associates 10 ("CPA(R):10"), an affiliate, purchased as tenants-in-common, each with 50% ownership interests, 13 supermarkets and two office buildings and entered into a master lease with Harvest Foods, Inc. ("Harvest"), as lessee. The total purchase price of the Harvest properties was $20,165,000. The Company and CPA(R):10 each contributed $3,950,000 of equity and obtained $12,265,000 of limited recourse mortgage financing (of which the Company's share was $6,132,500).

On June 18, 1996 Harvest filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code. Harvest did not pay a portion of post-petition rent of $132,000 of which the Company's share is $66,000. The Company and CPA(R):10 are currently pursuing their legal remedies.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




Note 9. Subsequent Events:
        -----------------

In November 1995, the Company and CPA(R):12, an affiliate, each with 50% interests as tenants-in-common, purchased land in Illinois, Wisconsin and Washington and subsequently constructed three warehouses and a special purpose facility pursuant to construction agency and lease agreements with Del Monte Corporation ("Del Monte"). In July 1996, the Company made a final payment of $3,210,000 to complete funding of its share of project costs. Del Monte annual rent is $2,572,500 (of which the Company's share will be $1,286,250).

After completion of construction, the Company and CPA(R):12 obtained $12,500,000 (of which the Company's share is $6,250,000) of limited recourse financing. The loan is collateralized by mortgages on the Del Monte properties and a lease assignment. The loan provides for a fixed interest rate of 10% per annum on $11,000,000 with the remaining balance of $1,500,000 at a variable interest rate of either the lender's prime rate plus 2% or the London Inter-Bank Offering Rate plus 4% (10.25% at inception) with quarterly interest and principal payments based on a 20-year amortization schedule. The initial quarterly payment, based on current interest rates, will be approximately $353,000 (of which the Company's share is $176,500). The loan is scheduled to mature on November 30, 2000 at which time a balloon payment of $11,450,000 will be due (of which the Company's share will be $5,725,000).

On July 11, 1996, the Company purchased a 10,380 square foot expansion to the Owingsville, Kentucky property leased to Custom Food Products, Inc. ("CFP") for $1,570,681 and amended the existing lease. CFP's annual rent will increase by $187,506.

On August 8, 1996, the Company obtained $2,900,000 of mortgage financing on the property leased to Hibbett Sporting Goods, Inc. ("Hibbett"). The loan is collateralized by the Hibbett property and a lease assignment and will initially bear interest at 8.125% with monthly payments of principal and interest of $24,483 based on a twenty-year amortization schedule. On September 1, 2006 and every year thereafter until the loan's maturity date, the interest rate will be adjusted to a rate equal to Moody's A Corporate Bond Index Daily Rate plus
 .375%. The loan is scheduled to fully amortize on September 1, 2016 but is subject to the lender's option to call the loan during the tenth loan year. The loan may be prepaid in whole or in part subject to a prepayment premium.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS




Results of Operations:
- ---------------------

        Net income for the three-month and six-month periods ended June 30, 1996 increased by $561,000 and $914,000 as compared with net income for the similar periods ended June 30, 1995, respectively. Excluding the effect of the net gain on sales, income for the three-month and six-month periods increased by $524,000 and $889,000, respectively. Cash flow from operating activities increased by 25%. The increase in income before gain was primarily due to increases in lease revenues and income from equity investments which were partially offset by an increase in general and administrative expense. The comparable six-month periods also reflected increases in interest and depreciation expenses.

        The increase in lease revenues was primarily due to the commencement of rent upon completion of build-to-suit projects. Such completions include properties leased to Custom Food Products, Inc. ("CFP"), Childtime Childcare, Inc. and the Garden Ridge Corporation ("Garden Ridge") retail store in Oklahoma City, during the third and fourth quarters of 1995. The Company also acquired two properties and executed new leases with Sports & Fitness Clubs of America, Inc. ("Sports & Fitness") and Hibbett Sporting Goods, Inc. ("Hibbett") in the first quarter of 1996. The increase in equity income was due to the purchase of a 50% interest in a limited liability company which entered into a lease with The Upper Deck Company ("Upper Deck") in January 1996. The completion of construction also increased depreciation expense. Interest expense increased as a result of mortgage financings on various properties which were previously unleveraged or recently acquired. The increase in general and administrative expenses was due to increases in printing costs, personnel costs and the timing of certain expense accruals in 1995.

     The 1996 and 1995 gains on sale were realized on the sale of Garden Ridge Corporation ("Garden Ridge") stock warrants. In April 1996 and May 1995, the Company sold warrants for a gain on sale of $664,000 and $628,000, respectively. The Company has invested $12,050,000 in two transactions with Garden Ridge. Garden Ridge has completed an initial public offering in 1995. The Company has been able to use the enhancement of Garden Ridge's credit quality since its public offering to obtain $8,000,000 of mortgage financing in July 1996 on the Garden Ridge properties at an annual interest rate of 8.25% and has realized $1,463,000 in cash proceeds from the sale of warrants. The Company still holds 14,400 shares of common stock and 90,000 warrants exercisable at $5 per share. As of August 8, 1996, the quoted market value of Garden Ridge common stock was $13 7/8.

        Solely as a result of the Company's acquiring interests in Sports & Fitness, Hibbett and Upper Deck properties, annual cash flow (rental revenue less debt service) will increase by approximately $1,370,000. Annual cash flow will also increase by approximately $580,000 as a result of the completion of the Del Monte project in July 1996 and the related commencement of rent. The additional cash flow from these new leases will more than replace the reduction in annual cash flow of $252,000 from the sale of the two supermarkets formerly leased to Safeway Stores, Incorporated.

Financial Condition:
- -------------------

        There has been no material change in the Company's financial condition since December 31, 1995. For the six-month period ended June 30, 1996, cash flow from operating activities of $7,374,000 and cash reserves of $334,000 were used to fund dividends of $6,097,000 and scheduled principal payment installments of $1,611,000.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued
           ----------------------------------------------------------


        Funds provided from the Company's investing activities include $835,000 and $2,044,000 of proceeds from the sale of Garden Ridge securities and two Safeway properties, respectively. The Company used $21,063,000 to acquire interests in properties leased to Sports & Fitness, Hibbett and Upper Deck during 1996 and to complete the Del Monte project. Since June 30, 1996, the Company has obtained limited recourse financing of $8,000,000 and $2,900,000 on properties leased to Garden Ridge and Hibbett, respectively. In addition, the Company funded $3,210,000 as its final cash contribution to the Del Monte projects in July 1996 and upon completion of the project obtained $6,250,000 of limited recourse financing collateralized by the Del Monte properties. The Company utilized a portion of the proceeds from the Garden Ridge loan to pay off an existing mortgage loan of $2,553,000 and $3,472,000 outstanding under the Company's revolving credit agreement. The Company intends to use the remaining funds from these mortgage financing transactions to make additional real estate acquisitions. The Company also has $12,750,000 available under the revolving credit agreement which can be used to purchase real estate and fund build-to-suit projects.

        The Company has continued to actively pursue new equity capital through its private placement offering with institutional investors. In June 1996, the Company issued 260,870 shares of common stock at $11.50 per share ($3,000,000) to an institutional investor. Under its $5,000,000 subscription agreement with this investor, an additional $2,000,000 will be invested with the Company over time. To date, the Company has obtained $16,000,000 from three institutional investors and is actively seeking to increase the number of institutional shareholders. The acceptance of funds from institutional investors is conditioned upon the availability of investment opportunities which can be projected to benefit all shareholders.

        Management believes that its cash balances and its projection of increases in cash provided from operations will be sufficient to sustain the current trend of increasing the rate of quarterly dividends and paying scheduled principal installments.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                                     PART II
                                     -------


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------


          An annual Shareholders meeting was held on June 6, 1996, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. 15,463,746 were eligible to vote. The following directors were re-elected for a one-year term:


                                   Total                Shares              Shares                  Shares
    Name Of Director            Shares Voting         Voting Yes          Voting No               Abstaining
    ----------------            -------------         ----------          ---------               ----------

     William P. Carey             8,659,748           8,560,565              99,183                   0
     Francis J. Carey             8,621,195           8,528,565              92,630                   0
     Charles C. Townsend, Jr      8,622,445           8,530,065              92,380                   0
     Ralph G. Coburn              8,579,327           8,465,327             114,000                   0
     Donald E. Nickelson          8,612,417           8,524,537              87,880                   0
     William Ruder                8,624,692           8,526,565              98,127                   0
     Warren G. Wintrub            8,596,895           8,507,565              89,330                   0
     H. Cabot Lodge, III          8,629,748           8,522,465             107,283                   0




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits:

          None.


     (b)  Reports on Form 8-K:

          During the quarter ended June 30, 1996, the Company filed a report on Form 8-K dated May 9, 1996 for Item 7b, Pro forma financial information.

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

                             CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                        AND SUBSIDIARIES





       8/9/96             By:       /s/ Claude Fernandez
       ------                       -----------------------------------
        Date                        Claude Fernandez
                                    Executive Vice President and
                                    Chief Administrative Officer
                                    (Principal Financial Officer)





       8/9/96             By:       /s/ Michael D. Roberts
       ------                      -----------------------------------
        Date                       Michael D. Roberts
                                   First Vice President and Controller
                                   (Principal Accounting Officer)