Form 10-Q
period 1996-09-30
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 1996-11-13
CIK 873394

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended           SEPTEMBER 30, 1996
                               ------------------------------------------------

                                        or

[_] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from                       to
                              -----------------------    ----------------------

Commission file number                    0-20016
                       --------------------------------------------------------

    CAREY INSTITUTIONAL PROPERTIES INCORPORATED, A MARYLAND CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MARYLAND                                       13-3602400
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                       10020
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                    (212) 492-1100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                                  [X] Yes [_] No


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                                  [_] Yes [_] No

                16,729,618 shares of common stock; $.001 Par Value
                       outstanding at November 12, 1996.

          CAREY INSTITUTIONAL PROPERTIES INCORPORATED AND SUBSIDIARIES


                                     INDEX

                                                                      Page No.
                                                                      --------
PART I
------
Item 1.-Financial Information*

           Consolidated Balance Sheets, December 31, 1995 and
           September 30, 1996                                             2

           Consolidated Statements of Income for the three and
           nine months ended September 30, 1995 and 1996                  3

           Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1995 and 1996                  4

           Notes to Consolidated Financial Statements                    5-8

Item 2.-Management's Discussion of Operations                            9-10

PART II
-------

Item 4.-Submission of Matters to a Vote of Security Holders               11

Item 6.-Exhibits and Reports on Form 8-K                                  11

Signatures                                                                12









* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                                     PART I
                                     ------

                         Item 1.-FINANCIAL INFORMATION
                         -----------------------------

                          CONSOLIDATED BALANCE SHEETS

                                                 December 31,    September 30,
                                                     1995            1996
                                                 ------------    -------------
                                                    (Note)        (Unaudited)
    ASSETS:
Land and buildings, net of accumulated
 depreciation of $5,006,484 at December 31,
 1995 and $7,166,711 at September 30, 1996       $147,713,263    $169,584,645
Net investment in direct financing leases         105,703,258     102,674,484
Equity investments                                 15,992,225      21,890,658
Real estate held for sale                           2,616,031
Cash and cash equivalents                          22,519,656      24,381,801
Short-term investments                              1,000,000
Accrued interest and rents receivable                 267,779         503,464
Other assets                                        3,621,913       5,064,864
                                                 ------------    ------------
      Total assets                               $299,434,125    $324,099,916
                                                 ============    ============
    LIABILITIES:
Limited recourse mortgage notes payable          $150,656,333    $162,816,310
Note payable                                        3,471,899
Accrued interest payable                            1,085,483       1,296,878
Accounts payable and accrued expenses                 532,274         774,653
Accounts payable to affiliates                      4,279,849       5,707,636
Dividends payable                                   2,942,124       3,228,557
Prepaid rental income and security deposits           950,558       2,047,422
                                                 ------------    ------------
      Total liabilities                           163,918,520     175,871,456
                                                 ------------    ------------
Minority interest                                   4,522,053       4,826,522
                                                 ------------    ------------
Commitments and contingencies


    SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized,
 40,000,000 shares; issued and outstanding,
 15,480,537 shares at December 31, 1995 and
 16,693,247 shares at September 30, 1996               15,481          16,693


Additional paid-in capital                        137,046,066     150,765,589
Common stock subscribed                                             2,000,000
Receivable for common stock subscribed                             (2,000,000)
Dividends in excess of accumulated earnings        (6,088,570)     (6,752,440)
Unrealized appreciation, marketable securities        220,892         189,950
                                                 ------------    ------------
                                                  131,193,869     144,219,792
Less common stock in treasury, 21,975 and
 74,623 shares at December 31, 1995 and
 September 30, 1996                                  (200,317)       (817,854)
                                                 ------------    ------------
      Total shareholders' equity                  130,993,552     143,401,938
                                                 ------------    ------------
      Total liabilities and shareholders'
       equity                                    $299,434,125    $324,099,916
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

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                             Three Months Ended            Nine Months Ended
                        September 30,  September 30,  September 30,   September 30,
                            1995           1996           1995            1996
                        -------------  -------------  -------------  ---------------
Revenues:
 Rental income from
  operating leases       $ 4,062,288    $ 5,084,038    $12,698,242    $14,501,230
 Interest from direct
  financing leases         3,168,815      3,017,831      8,625,613      9,141,289
 Other interest income        90,295        176,117        381,784        410,421
                         -----------    -----------    -----------    -----------
                           7,321,398      8,277,986     21,705,639     24,052,940
                         -----------    -----------    -----------    -----------
Expenses:
 Interest                  3,425,332      3,671,633     10,079,532     10,565,561
 Depreciation                640,860        832,667      1,903,629      2,160,227
 General and
  administrative             471,156        455,883      1,179,198      1,579,681
 Property expenses           827,970      1,213,295      2,441,003      2,945,691
 Amortization                 83,773         89,735        222,601        256,698
                         -----------    -----------    -----------    -----------
                           5,449,091      6,263,213     15,825,963     17,507,858
                         -----------    -----------    -----------    -----------
  Income before
   minority interest
   in income, income
   from equity
   investments, and
   net gain on sales       1,872,307      2,014,773      5,879,676      6,545,082

Minority interest in
 income                      188,601        193,264        560,254        573,103
                         -----------    -----------    -----------    -----------
  Income before income
   from equity
   investments and net
   gain on sales           1,683,706      1,821,509      5,319,422      5,971,979

Income from equity
 investments                 506,846        740,085      1,649,507      2,256,837
                         -----------    -----------    -----------    -----------
  Income before net
   gain on sales           2,190,552      2,561,594      6,968,929      8,228,816

Loss on sale of real
 estate                                                                   (11,021)

Gain on sales of
 securities                                                628,099        664,431
                         -----------    -----------    -----------    -----------
  Net income             $ 2,190,552    $ 2,561,594    $ 7,597,028    $ 8,882,226
                         ===========    ===========    ===========    ===========

Net income per common
 share                   $       .16    $       .16    $       .54    $       .57
                         ===========    ===========    ===========    ===========

Weighted average
 shares outstanding       14,167,581     15,761,357     14,154,989     15,574,850
                         ===========    ===========    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                 AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Nine Months Ended
                                                        September 30,
                                                 ----------------------------
                                                     1995            1996
                                                 ------------    ------------
Cash flows from operating activities:
  Net income                                     $  7,597,028    $  8,882,226
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                    2,126,230       2,416,925
   Income from equity investments in excess of
    dividends and distributions received              (87,597)       (488,025)
   Minority interest in income in excess of
    distributions paid to minority interest           290,412         304,469
   Income recognized from operating and direct
    financing leases in excess of scheduled
    cash receipts                                    (697,038)       (701,856)
   Net gain on sales of securities and real
    estate                                           (628,099)       (653,410)
   Net change in operating assets and
    liabilities                                       156,785       1,987,793
                                                 ------------    ------------
    Net cash provided by operating activities       8,757,721      11,748,122
                                                 ------------    ------------
Cash flows from investing activities:
   Purchase of real estate and additional
    capitalized costs                             (11,046,809)    (20,365,010)
   Capital contributions in equity investment                      (5,410,408)
   Release of construction escrow funds             2,288,433
   Funds released in connection with sale of
    properties in prior year                        5,927,217
   Capital distribution from equity investment      1,375,000
   Redemption of short-term investment                              1,000,000
   Proceeds from sale of stock warrants               628,099         835,243
   Proceeds from sale of real estate                                2,044,260
   Purchase of securities                            (560,135)
                                                 ------------    ------------
    Net cash used in investing activities          (1,388,195)    (21,895,915)
                                                 ------------    ------------
Cash flows from financing activities:
   Proceeds from mortgages                         10,930,128      17,150,000
   Purchase of treasury stock                        (191,768)       (617,537)
   Draws on line of credit                          1,500,000
   Prepayments of mortgage payable                 (5,800,280)     (2,553,312)
   Prepayment of note payable                                      (3,471,899)
   Proceeds from stock issuance, net of costs       2,900,000      13,720,735
   Payments of mortgage principal                  (2,098,886)     (2,436,711)
   Dividends paid                                  (8,581,111)     (9,259,663)
   Deferred financing costs                          (303,622)       (521,675)
                                                 ------------    ------------
    Net cash (used in) provided by financing
     activities                                    (1,645,539)     12,009,938
                                                 ------------    ------------
     Net increase in cash and cash equivalents      5,723,987       1,862,145

   Cash and cash equivalents, beginning of
    period                                          4,163,418      22,519,656
                                                 ------------    ------------
     Cash and cash equivalents, end of period    $  9,887,405    $ 24,381,801
                                                 ============    ============
Supplemental disclosure of cash flows
 information:

    Interest paid (including capitalized
     interest)                                   $ 10,069,240    $ 10,388,874
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

Note 2. Transactions with Related Parties:
        ---------------------------------

The Advisor performs multiple services including providing the management and administration of the Company for which it is entitled to receive management and incentive fees. Pursuant to the Advisory Agreement, asset management fees currently due the Advisor are equal to 0.5% of Average Invested Assets, as defined. When Shareholders have received a cumulative dividend return of 8%, which threshold has not yet been met, the Advisor will also be entitled to receive an incentive fee of 0.5% of Average Invested Assets. Based upon portfolio projections, Management believes it is likely that this incentive fee will be earned; therefore, though such incentive fee, pursuant to the Advisory Agreement, will not be paid until the threshold is met, it has been accrued and included in accounts payable to affiliates and property expenses in the accompanying consolidated financial statements. For the three-month and nine-month periods ended September 30, 1995, the Company incurred asset management fees of $391,704 and $1,122,094, respectively, and subordinated incentive fees, which are not currently payable, were in like amounts. For the three-month and nine-month periods ended September 30, 1996, the Company incurred asset management fees of $401,354 and $1,182,622, respectively, and subordinated incentive fees, which are not currently payable, were in like amounts. General and administrative expense reimbursements were $203,900 and $449,366 for the three-month and nine-month periods ended September 30, 1995, respectively, and $170,004 and $599,381 for the three-month and nine-month periods ended September 30, 1996, respectively.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine-month periods ended September 30, 1995 and 1996 were $181,317 and $165,526, respectively.

Note 3. Dividends:
        ---------

Dividends paid to shareholders during the nine months ended September 30, 1996 are summarized as follows:

        Quarter Ended               Paid                Per Share
      -----------------          ----------             ---------
      December 31, 1995          $2,942,124              $.2035
      March 31, 1996             $3,154,604               .2040
      June 30, 1996              $3,162,935               .2045


A dividend of $0.2050 per share was declared September 12, 1996, payable to shareholders of record as of September 26, 1996 and paid in October 1996 for the quarter ended September 30, 1996.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

Note 4. Industry Segment Information:
        ----------------------------

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues are as follows:

                                                      1995           1996
                                                   -----------    -----------
Per Statements of Income:
  Rental income from operating leases              $12,698,242    $14,501,230
  Interest from direct financing leases              8,625,613      9,141,289
Adjustments:
  Share of leasing revenue from equity
   investments                                       4,259,581      5,255,724
  Share of leasing revenue applicable to minority
   interest                                         (1,351,832)    (1,349,039)
                                                   -----------    -----------
                                                   $24,231,604    $27,549,204
                                                   ===========    ===========


For the nine-month periods ended September 30, 1995 and 1996, the Company earned its proportionate net lease revenues from its investments from the following lease obligors:

                                            1995       %       1996        %
                                         -----------  ---   -----------   ---
Marriott International, Inc. (a)         $ 3,277,831   14%  $ 3,291,300    12%
Best Buy Co., Inc. (b)                     2,301,768   10     2,297,012     8
Neodata Corporation                        1,667,480    7     1,710,015     6
Omnicom Group, Inc.                        1,363,125    6     1,400,625     5
Lucent Technologies                        1,389,621    6     1,389,621     5
Big V Holding Corp.                        1,249,209    5     1,266,545     5
Garden Ridge, Inc.                           471,326    2     1,063,260     4
Michigan Mutual Insurance Company          1,016,954    4     1,018,782     4
Barnes & Noble, Inc.                         983,728    4       998,860     4
The Upper Deck Company (a)                                      982,674     4
Gensia, Inc. (a)                             981,750    4       981,750     4
Merit Medical Systems, Inc.                  924,353    4       977,468     3
Harvest Foods, Inc.                          928,719    3       929,411     3
Q Clubs, Inc. (formerly Sports and
 Fitness Clubs of America)                   492,188    3       879,609     3
Waban, Inc./BJ's Warehouse Club              838,767    3       838,767     3
Plexus Corp.                                 818,625    3       818,625     3
Lincoln Technical Institute of Arizona,
 Inc.                                        811,800    3       811,800     3
Wal-Mart Stores, Inc.                        786,566    3       787,062     3
Bell Sports Corp.                            736,233    3       758,853     3
Nicholson Warehouse, L.P.                    603,795    3       603,816     2
GATX Logistics, Inc.                         596,170    2       596,170     2
Custom Food Products, Inc.                   167,721    1       548,967     2
Superior Telecommunications, Inc.            472,595    2       463,381     2
ChildTime Childcare, Inc.                     46,667            420,000     2
PETsMART, Inc.                               352,000    2       358,978     1
Oshman Sporting Goods, Inc.                  326,124    1       331,065     1
Del Monte Corporation                                           321,563     1
Hibbett Sporting Goods, Inc.                                    300,046     1
CalComp Technology, Inc. (formerly
 Summagraphics Corporation)                  331,177    1       271,404     1
Safeway Stores Incorporated                  295,312    1       131,775
                                         -----------  ---   -----------   ---
                                         $24,231,604  100%  $27,549,204   100%
                                         ===========  ===   ===========   ===


(a) Represents the Company's proportionate share of lease revenues from its equity investments.

(b) Net of amounts applicable to Corporate Property Associates 12 Incorporated's ("CPA/(R)/:12") minority interest.

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

      (in thousands)
                                      Marcourt                       GENA                 Cards LLC
                             ---------------------------  ---------------------------  ---------------
                             December 31,  September 30,  December 31,  September 30,   September 30,
                                 1995          1996           1995          1996            1996
                             ------------  -------------  ------------  -------------  ---------------
Assets                         $149,910      $149,978       $22,287        $21,941         $26,581
Liabilities                     108,876       106,799        12,381         11,972          15,750
Owners' equity                   41,034        43,179         9,906          9,969          10,831

                                        For The Nine Months Ended
                        ---------------------------------------------------------
                            September 30, 1995            September 30, 1996
                        --------------------------   ----------------------------
                          Marcourt        GENA       Marcourt   GENA     Cards LLC
                        -------------  ------------  --------  -------  -----------
Revenues                  $13,852        $1,964      $14,088   $1,964     $1,972
Interest                   (8,494)         (743)      (8,282)    (733)      (942)
Depreciation                               (345)                 (346)
Other expenses                (60)           (1)         (62)      (5)        (3)
                          -------        ------      -------   ------     ------
  Net income              $ 5,298        $  875      $ 5,744   $  880     $1,027
                          =======        ======      =======   ======     ======


Note 6. Mortgage Financing:
        ------------------

In November 1995, the Company and Corporate Property Associates 12 Incorporated ("CPA/(R)/:12"), an affiliate, each with 50% interests as tenants-in-common, purchased land in Illinois, Wisconsin and Washington and subsequently constructed three warehouses and a special purpose facility at a total cost of $21,990,000 pursuant to construction agency and lease agreements with Del Monte Corporation ("Del Monte"). In July 1996, the Company and CPA/(R)/:12 each made a final payment of $2,145,000 to complete the construction project. Del Monte annual rent is $2,572,500 (of which the Company's share is $1,286,250).

After completion of construction, the Company and CPA/(R)/:12 obtained $12,500,000 (of which the Company's share is $6,250,000) of limited recourse financing which had been committed to the Company and CPA/(R)/:12 by the lender when the transaction with Del Monte was structured. The loan is collateralized by mortgages on the Del Monte properties and a lease assignment. The loan provides for a fixed interest rate of 10% per annum on $11,000,000 of the initial loan balance with a variable interest rate of either the lender's prime rate plus 2% or the London Inter-Bank Offering Rate plus 4% (10.25% at inception) on the remaining initial loan balance of $1,500,000. Debt service is paid quarterly based on a 20-year amortization schedule. The initial quarterly payment, based on current interest rates, will be approximately $353,000 (of which the Company's share is $176,500). The loan is scheduled to mature on November 30, 2000 at which time a balloon payment of $11,450,000 will be due (of which the Company's share will be $5,725,000).

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

On July 18, 1996, the Company obtained $8,000,000 of limited recourse mortgage financing collateralized by the Company's properties in Oklahoma City, Oklahoma and Round Rock, Texas leased to Garden Ridge Corporation ("Garden Ridge"). The loan provides for monthly payments of principal and interest of $68,166 based on a 20-year amortization schedule at an annual interest rate of 8.25%. The loan is scheduled to mature in August 2006, at which time a balloon payment of $5,532,962 will be due. A portion of the mortgage proceeds was used to pay off an existing mortgage loan obligation of $2,553,312 on the Round Rock property and $3,472,000 was used to pay off the outstanding balance under the Company's revolving credit agreement which was used to fund the construction of the Oklahoma City property.

In connection with the financing, the Round Rock lease was amended with annual rent reduced by approximately $19,000 to $591,000. As required under the Oklahoma City lease, annual rents were to be determined at the end of the construction period. The initial annual rental is $770,000.

Note 7. Litigation:
        ----------

In connection with the Company's satisfaction of a mortgage loan in October 1995, the lender of the retired loan filed suit in December 1995 which claims that the prepayment charge of $401,000 paid by the Company was understated by approximately $400,000. Although the lender acknowledges that the calculation of the prepayment charge was determined by the lender, the lender is seeking damages based on its allegations that the Company was aware of the lender's error and failed to correct the error and affirmatively misrepresented to the lender that the calculation was correct. The Company has reached an agreement in principle with the lender to settle the dispute for $275,000 in exchange for a withdrawal of all claims. Although there is no assurance that the agreement in principle will be finalized, the settlement amount has been accrued for in the accompanying financial statements.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                 Item 2.-MANAGEMENT'S DISCUSSION OF OPERATIONS
                 ---------------------------------------------

Results of Operations:
---------------------

  Net income for the three-month and nine-month periods ended September 30, 1996 increased $371,000 and $1,285,000 as compared with the similar periods ended September 30, 1995, respectively. Excluding the effect of gains from the sale of common stock warrants in both 1995 and 1996, a modest loss on the sale of real estate in 1996, and a charge of $275,000 relating to a proposed settlement of a lawsuit, income for the three-month and nine-month period increased by $646,000 and $1,535,000, respectively. The increase in income for the comparable periods was primarily due to increases in lease revenue and income from equity investments and was primarily offset by increases in interest, depreciation and property expenses, and for the nine-month periods only an increase in general and administrative expenses.

  The increase in lease revenues was due to the completion of build-to-suit projects under lease agreements with Custom Food Products, Inc. ("Custom Food"), ChildTime Childcare, Inc. and Garden Ridge Corporation ("Garden Ridge") during the third and fourth quarters of 1995 and the purchase of properties leased to Q Clubs, Inc. ("Q Clubs") and Hibbett Sporting Goods, Inc. ("Hibbett"), the completion of the Del Monte Corporation ("Del Monte") build-to-suit project and a lease modification with Custom Food subsequent to funding an expansion of its existing facility in 1996. Income from equity investments increased as a result of the Company's purchase in January 1996 of a 50% interest in a limited liability company which leases property to The Upper Deck Company ("Upper Deck") and an increase in income earned from the Company's investment in Marcourt Investments, Inc. ("Marcourt"). Income from the equity investment in Marcourt, which net leases 13 Courtyard by Marriott hotels, increased due to lower interest expense resulting from the continuing amortization of principal on its limited recourse mortgage which is fully amortizing over 16 3/4 years and an increase in rentals received pursuant to a sales override provision in the Marriott lease. The increases in interest expense were due to the placement of new limited recourse mortgage debt on previously unleveraged properties including loans which had been committed to the Company upon completion of build-to-suit projects. Depreciation increased as a result of the purchase of new properties and the completion of build-to-suit projects. The increase in property expense is due to an increase in real estate assets under management and an accrual of $275,000 in anticipation of settling a legal dispute as more fully described in Note 7 to the Consolidated Financial Statements. General and administrative and property expenses increased due to the increase in the Company's real estate asset base.

  The Company's newly acquired interests in the Q Clubs, Hibbett and Upper Deck properties and the completion of the Del Monte project and the Custom Food expansion will increase annual cash flow (rental revenue less debt service) by $2,138,000 and will more than offset the decrease in annual cash flow of $252,000 which resulted from the sale of two supermarkets leased to Safeway Stores, Inc. in the first quarter of 1996.

  The 1996 and 1995 gains on sale were realized on the sale of Garden Ridge stock warrants. In April 1996 and May 1995, the Company sold warrants for gains on sale of $664,000 and $628,000, respectively. The Company has invested $12,050,000 in two transactions with Garden Ridge. Garden Ridge completed an initial public offering in 1995. The Company has been able to use the enhancement of Garden Ridge's credit quality since its public offering to obtain $8,000,000 of mortgage financing in July 1996 on the Garden Ridge properties at an annual interest rate of 8.25% and has realized $1,463,000 in cash proceeds from the sale of warrants. The Company still holds 14,400 shares of common stock and 90,000 warrants exercisable at $5 per share. As of November 5, 1996, the quoted market value of Garden Ridge common stock was $9 1/2.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                 Item 2.-MANAGEMENT'S DISCUSSION OF OPERATIONS
                 ---------------------------------------------

Financial Condition:
-------------------

  There has been no material change in the Company's financial position since December 31, 1995. Cash flow from operations for the nine-month period ended September 30, 1996 of $11,748,000 was sufficient to fund dividends of $9,260,000 and payments of scheduled principal installments of $2,437,000. During 1996, the Company has utilized $25,775,000 for the acquisition of the Q Clubs and Hibbett properties, the expansion of the Custom Food property, the completion of the Del Monte project and an equity interest in the Upper Deck property. The purchases were funded, in part, with $2,879,000 from asset sales of the two supermarket properties and Garden Ridge warrants and from new equity capital which has been raised by the Company over the past twelve months, as described below. The Company also obtained $17,150,000 of limited recourse financing, of which $6,025,000 was used to retire existing debt. With the funds obtained from issuing common stock and limited recourse mortgage financing, the Company currently has approximately $18,400,000 available for the purchase of new real estate investments to further diversify the Company's existing portfolio.

  The Company continues to actively pursue new equity capital through its private placement offering with institutional investors. In addition to raising $13,000,000 pursuant to the private placement offering in 1995, the Company has obtained $13,000,000 and issued 1,130,435 shares to institutional investors at $11.50 per common share in 1996 and has a subscription from one of the new shareholders to invest an additional $2,000,000 in common stock. The acceptance of funds from institutional investors is conditioned upon the availability of investment opportunities which can be projected to benefit all shareholders. The Company has also issued new common stock of approximately $945,000 in 1996 through its dividend reinvestment plan.

  Management believes that its cash balances and its projection of increases in cash provided from operations will be sufficient to sustain the current trend of increasing the rate of quarterly dividends and paying scheduled principal installments.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                                    PART II
                                    -------

Item 4.-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

           During the quarter ended September 30, 1996, no matters were submitted to a vote of Security Holders.

Item 6.-EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

      (a)  Exhibits:

           None.

      (b)  Reports on Form 8-K:

               During the quarter ended September 30, 1996, the Company was not required to file any reports on Form 8-K.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                      AND SUBSIDIARIES


  11/12/96                     By: /s/ Claude Fernandez
  --------                         --------------------
    Date                           Claude Fernandez
                                   Executive Vice President and
                                   Chief Administrative Officer
                                   (Principal Financial Officer)



  11/12/96                     By: /s/ Michael D. Roberts
  --------                         ----------------------
    Date                           Michael D. Roberts
                                   First Vice President and Controller
                                   (Principal Accounting Officer)