Form 10-K405
period 1996-12-31
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 1997-04-04
CIK 873394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended                    DECEMBER 31, 1996


                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to

Commission file number                        0-20016

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
             (Exact name of registrant as specified in its charter)

           MARYLAND                                                                  13-3602400
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                               10020
(Address of principal executive offices)                                            (Zip Code)

Registrant's telephone number, including area code          (212) 492-1100

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class           Name of each exchange on which registered

       NONE                                    NONE



           Securities registered pursuant to Section 12(g) of the Act:

                             SHARES OF COMMON STOCK
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                              /X/   Yes   / /   No


   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for common stock of Registrant at March 26, 1997. Non-affiliates held 16,592,080 shares of common stock, $.001 Par Value outstanding at March 26, 1997.

                                     PART I


Item 1.  Business.

               Registrant is engaged in the business of investing in commercial and industrial real estate properties which are not leased to commercial and industrial entities. Registrant was organized as a Maryland corporation on February 15, 1991 and qualified as a real estate investment trust ("REIT") for Federal income tax purposes for the year ended December 31, 1996. Registrant's day to day operations are managed by Carey Property Advisors (the "Advisor"), a Pennsylvania limited partnership, in accordance with an advisory agreement between Registrant and the Advisor. The sole general partner of the Advisor is Carey Fiduciary Advisors, Inc., a Pennsylvania corporation ("CFA"). Affiliates of the Advisor and CFA are the general partners of Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 3 ("CPA(R):3"), Corporate Property Associates 4, a California limited partnership ("CPA(R):4"), Corporate Property Associates 5 ("CPA(R):5"), Corporate Property Associates 6 - a California limited partnership ("CPA(R):6"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8") and Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9"). The Advisor is also the advisor of Corporate Property Associates 10 Incorporated ("CPA(R):10") and Corporate Property Associates 12 Incorporated ("CPA(R):12"). Registrant has an advisory agreement with the Advisor. According to the terms pursuant to which the Advisor performs a variety of management services for Registrant. Reference is made to the Prospectus of Registrant dated January 21, 1993 (the "Prospectus") filed pursuant to Rule 424(b) under the Securities Act of 1933, which updates the initial Prospectus dated August 1, 1991 as supplemented by supplements dated November 22, 1991, February 6, 1992, June 17, 1992, September 16, 1992 and October 26, 1992, and to Supplement No. 1 to such Prospectus dated March 17, 1993, Supplement No. 2 dated June 15, 1993 and Supplement No. 3 dated August 11, 1993.

               A minimum of 1,500,000 and a maximum of 20,000,000 Shares were offered to the public on a "best efforts" basis by Carey Financial Corporation ("Carey Financial") and other selected dealers at a price of $10 per Share. The Offering concluded in August 1993, at which time an aggregate 14,147,581 Shares had been issued. Additionally, the Advisor purchased 20,000 Shares for $200,000 prior to the commencement of the Offering. Registrant filed a post-effective amendment on November 5, 1993 withdrawing from registration the balance of the unsold Shares. In 1995, Registrant established a dividend reinvestment plan. As of December 31, 1995, 12,956 shares had been issued pursuant to the dividend reinvestment plan.

               In 1995, Registrant's Board of Directors authorized an offering of 10,000,000 Shares through a private placement offering to a limited number of institutional investors. As of December 31, 1996, Registrant had issued 2,430,436 Shares ($26,000,000) pursuant to this private placement.

               Registrant has only one industry segment which consists of the investment in and the leasing of industrial and commercial real estate. See Management's Discussion and Analysis in Item 7 for a summary of Registrant's operations. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES. The properties owned by Registrant are described in Properties in Item 2. A substantial amount of the net offering proceeds less a working capital reserve representing 1% of offering proceeds have been invested in net leased commercial and industrial real estate.

               A portion of Registrant's property acquisitions have been made in conjunction with acquisitions, recapitalizations and other financial restructurings. In some of these transactions, an acquiring entity may have purchased all or substantially all of the stock or assets of a company and the acquired company or its successor in interest thereby may have become obligated on the substantial loans necessary to finance the acquisition. In such instances, Registrant may act as one of several sources of financing by purchasing real property from the seller of the subject company and net leasing it to such company or its successor. This type of lessee typically will have substantially greater debt and substantially lower net worth than that attributable to Registrant prior to the transaction. Consequently, such lessees may be particularly vulnerable to adverse conditions in the lessee's business or industry, adverse economic conditions generally and increases in interest rates, which increases directly or indirectly may result in higher payments under the debt portion of the lessee's lease with Registrant. In addition, the lessee's payment of lease rentals and debt service may prevent the lessee from investing in new equipment and from devoting resources to research and development or making other expenditures which are necessary to keep the lessee competitive in its industry. Furthermore, if the lessee plans to replace existing management, it will be more difficult for the Advisor to determine the likelihood of the lessee's being successful in its business and of being able to pay rentals throughout the term of a lease with Registrant. Registrant has not been adversely affected as a result of such property acquisitions.

               For the year ended December 31, 1996, Registrant's share of revenues from properties occupied by Marriott International, Inc. amounted to 12% of the total net leasing revenues of Registrant. No other property owned directly or indirectly by Registrant accounted for 10% or more of its net leasing revenues. See Note 8 to the Consolidated Financial Statements in Item 8.

               Except for certain of the Harvest Foods, Inc. ("Harvest") properties vacated in March 1997, all of Registrant's present real estate properties are leased to corporate tenants under long-term net leases. A net lease generally requires tenants to pay operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant, its directors and officers and the Advisors for liabilities on all matters related to the leased properties. Accordingly, Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance on the properties owned. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities. Presently, there are no property damage claims pending.

               As Registrant's objective is to execute long-term net leases for properties which are occupied by a single corporate tenant with such lease obligation backed by the credit of the corporate lessee, Registrant is not generally subject to the competitive conditions of local and regional real estate markets. Competitive conditions of local and regional real estate markets may have a more significant impact on Registrant as leases expire or otherwise terminate in the future. Except for the Harvest lease which was terminated in March 1997, no lease has an initial term expiring until 1999. Because Registrant may be affected by the financial condition of its lessees rather than the competitive conditions of the real estate marketplace, Registrant seeks to diversify its investment among tenants, property types and industries in addition to achieving geographical diversification. Registrant faces competition for acquisition of commercial and industrial properties net leased to corporate tenants from financial institutions and other REITs. Registrant also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. Registrant believes that its expertise in credit underwriting and transaction structuring will allow Registrant to compete effectively. In underwriting a net lease transaction, Registrant undertakes an analysis of the subject real estate and a credit analysis of the prospective lessee. Registrant evaluates the prospective lessee's business and financial outlook to determine the prospective lessee's ability to meet its ongoing obligations. In performing this analysis, Registrant evaluates a number of factors, including, but not limited to, the position of the prospective lessee in its industry, prospective lessee's business franchise and the importance of the property to the prospective lessee's business.

               During 1996, Registrant executed a series of transactions as described below:

               On January 4, 1996, Registrant and CPA(R):12, through their 50% ownership interests in Cards LLC ("Cards"), purchased land and two office buildings in Carlsbad, California for $25,654,450 and entered into a net lease with The Upper Deck Company ("Upper Deck"). Cards financed $15,000,000 of the purchase price with a limited recourse mortgage loan collateralized by the Upper Deck properties. In connection with the purchase, both Registrant and CPA(R):12 made equity contributions of $5,327,225 to Cards.

               The Upper Deck lease provides for an initial term of 25 years followed by four five-year renewal terms at an annual rent of $2,639,750. The lease provides for rent increases every five years based on a formula indexed to increases in the Consumer Price Index ("CPI") with such increases capped at 5% for any one year. Between the twelfth and thirteenth lease year, Upper Deck has an option to purchase the property at fair market value as determined by an independent appraisal process provided for in the lease.

               The $15,000,000 limited recourse note is collateralized by a deed of trust and lease assignment on the Upper Deck properties and provides for monthly payments of principal and interest of $120,077 at an annual interest rate of 8.43% and is based on a 25-year amortization schedule. After the seventh year, the loan may be prepaid in whole, but not in part, subject to a prepayment charge. The loan matures on February 1, 2011, at which time a balloon payment will be due.

               Registrant and CPA(R):10, each with 50% interests as tenants-in-common, sold supermarkets in Glendale, Arizona and in Escondido, California, both of which were formerly leased to Safeway Stores Incorporated ("Safeway"). On January 26, 1996, the Glendale, Arizona property was sold for $1,950,000, and on February 15, 1996, the Escondido, California property was sold for $3,450,000. Net of the costs of sale, Registrant's share of net proceeds from the sales was $2,605,010, including a promissory note for $560,750. The final installment on the promissory note was received in January 1997. Annual rentals from the two properties were $252,000.

               On February 6, 1996, Registrant purchased land and a newly constructed health club facility in Bedford, Texas for $5,236,000 in cash and entered into a net lease with Sports & Fitness Clubs of America, Inc. An unconditional guarantee of the obligations of the lease has been provided by the lessee's parent company, Q Clubs, Inc. The lease provides for an initial term of 20 years followed by four five-year renewal terms at the option of the lessee at an annual rent of $577,500. The lease provides for rent increases every five years based on a formula indexed to increases in the CPI.

               On February 12, 1996, Registrant purchased land and a newly constructed warehouse/office facility in Birmingham, Alabama for $4,700,000 and entered into a net lease with Sports Wholesaling, Inc. An unconditional guarantee of the obligations of the lease has been provided by the lessee's parent company, Hibbett Sporting Goods, Inc. ("Hibbett").

               The Hibbett lease provides for an initial term of 15 years followed by three five-year renewal terms at the option of the lessee at an annual rent of $475,784. The lease provides for rent increases every three years based on a formula indexed to increases in the CPI. The lessee has an option which is exercisable at any time prior to December 31, 1997 to convert the lease to a financing lease for income tax purposes whereby the lessee would be entitled to all depreciation deductions under the Internal Revenue Code. If this option is exercised, annual rent would be increased by $47,578; however, such increase in base rent resulting from exercising such option would not be subject to the rent increase formula.

               Registrant obtained $2,900,000 of limited recourse mortgage financing collateralized by the Hibbett property and an assignment of the lease, in August 1996. The loan will initially bear interest at 8.125% with monthly payments of principal and interest of $24,483 based on a twenty-year amortization schedule. On September 1, 2006 and every year thereafter until the loan's maturity date, the interest rate will be adjusted to a rate equal to Moody's A Corporate Bond Index Daily Rate plus .375%. The loan is scheduled to fully amortize on September 1, 2016 but is subject to the lender's option to call the loan during the tenth loan year. The loan may be prepaid in whole or in part subject to a prepayment premium.

               In 1995, in connection with entering to a lease transaction, with Garden Ridge Corporation ("Garden Ridge Corp."), Registrant was granted warrants to purchase 67,500 shares of common stock, exercisable at $10 per common share. On April 30, 1996, Registrant exercised warrants for 22,500 shares realizing net proceeds of $835,243. Garden Ridge stock subsequently split on a two-for-one basis. In addition, Registrant retained warrants for 90,000 shares of Garden Ridge Corp. common stock which were exercisable at $5 per share.

               On July 11, 1996, Registrant purchased a 10,380 square foot expansion to the Owingsville, Kentucky property leased to Custom Food Products, Inc. ("CFP") for $1,570,681 and amended the existing lease. CFP's annual rent will increase by $187,506.

               In 1995, Registrant and CPA(R):12, each with 50% interests as tenants-in-common, purchased land in Illinois, Wisconsin and Washington and subsequently constructed three warehouses and a special purpose facility at a total cost of $21,990,000 pursuant to construction agency and lease agreements with Del Monte Corporation ("Del Monte"). In July 1996, Registrant and CPA(R):12 each made a final payment of $2,145,000 to complete the construction project. Del Monte annual rent is $2,572,500.

               After completion of construction, Registrant and CPA(R):12 obtained $12,500,000 of limited recourse financing which had been committed to Registrant and CPA(R):12 by the lender when the transaction with Del Monte was structured. The loan is collateralized by mortgages on the Del Monte properties and a lease assignment. The loan provides for a fixed interest rate of 10% per annum on $11,000,000 of the initial loan balance with a variable interest rate of either the lender's prime rate plus 2% or the London Inter-Bank Offering Rate plus 4% (10% at inception) on the remaining initial loan balance of $1,500,000. Debt service is paid in quarterly installments of $344,472 based on a 20-year amortization schedule. The loan is scheduled to mature on November 30, 2000 at which time a balloon payment of $10,942,000 will be due.

               On July 18, 1996, Registrant obtained $8,000,000 of limited recourse mortgage financing collateralized by Registrant's properties in Oklahoma City, Oklahoma and Round Rock, Texas leased to Garden Ridge Corp. The loan provides for monthly payments of principal and interest of $68,166 based on a 20-year amortization schedule at an annual interest rate of 8.25%. The loan is scheduled to mature in August 2006, at which time a balloon payment of $5,532,962 will be due. A portion of the mortgage proceeds was used to pay off an existing mortgage loan obligation of $2,553,312 on the Round Rock property and $3,472,000 was used to pay off the outstanding balance under Registrant's revolving credit agreement which was used to fund the construction of the Oklahoma City property.

               In connection with the financing, the Round Rock lease was amended with annual rent reduced by approximately $19,000 to $591,000. As required under the Oklahoma City lease, annual rents were to be determined at the end of the construction period. The initial annual rental is $770,000 for the Oklahoma property.

               In November 1996, Registrant reached an agreement with a former lender and settled a dispute for $275,000. The dispute began in October 1995 when Registrant refinanced two limited recourse mortgage loans with annual interest rates of 9.25% and 10% and combined balances of $8,910,000, collateralized by the property leased to Ominicom Group, Inc. In connection with the prepayment of one of the loans, Registrant incurred a prepayment charge of $401,000 in 1995.

               On December 17, 1996, Registrant purchased land and two buildings in Orlando, and Hollywood, Florida for $9,325,000 and entered into a master net lease agreement for both properties with Detroit Diesel Realty, Inc. ("Detroit Diesel"), with Detroit Diesel's parent company, Detroit Diesel Corporation as lease guarantor.

               The Detroit Diesel lease provides for an initial lease term of 23 years with two ten-year renewal options. Annual rentals under the lease are $845,000, with rent increases during each of the first five years and every three years thereafter, based on a formula indexed to increases in the Producer Price Index.

               In March 1997, the Bankruptcy court approved a motion filed by Harvest, a lessee of Registrant and CPA(R):10, to terminate its master lease. In February 1992, Registrant and CPA(R):10, which own the 13 supermarkets and two office buildings, as tenants-in-common each with 50% ownership interests, entered into the master lease with Harvest, as lessee, for these properties. In June 1996, Harvest had filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code. Subsequent to Harvest's bankruptcy filing, Harvest filed a motion to sever the master lease into 15 separate leases. Registrant and CPA(R):10 vigorously opposed the motion which Harvest subsequently withdrew. Registrant has agreements-in-principle to sell one of the properties and lease two of the supermarkets. As final agreements have not been completed for sale or lease of properties, there is no assurance that the proposed sale or lease of properties will occur. Registrant's share of annual rent under the Harvest lease was the sum of (i) $607,806 and (ii) an amount equal to debt service on the two loans.

               The two limited recourse mortgage loans, collateralized by the Harvest properties, and with a combined balance of $5,782,000 at December 31, 1996, are in default and are subject to acceleration by the lenders as a result of the filing of the bankruptcy petition. A portion of the debt service for the period subsequent to December 31, 1996 was not paid in a timely manner. As the lender's sole recourse is to the Harvest properties, Registrant and CPA(R):10 are evaluating their options including proposing a restructuring of the loan.

               In connection with the purchase of its properties, Registrant requires sellers of such properties to perform environmental reviews. Management believes, based on the results of such reviews, that Registrant's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with either leakage from underground storage tanks, surface spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, Registrant's leases generally require tenants to indemnify Registrant from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions which allow for periodic environmental assessments, paid for by the tenant, and allow Registrant to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow Registrant to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions, in the estimation of Registrant, are in excess of specified amounts. Accordingly, Management believes that the ultimate resolution of environmental matters will not have a material adverse effect on Registrant's financial condition, liquidity or results of operations.

               Registrant leases land and a warehouse in Jacksonville, Florida to GATX Logistics, Inc. ("GATX Logistics"). Three areas of ground water and soil contamination were identified at the GATX property and have been subject to varying degrees of remediation. The remediation of two of the contaminated areas is the responsibility of a former owner of the property, Sears Roebuck & Co., which has a contractual obligation to GATX Logistics to complete remediation procedures at those sites. GATX Corporation, an affiliate of GATX Logistics, has agreed to further indemnify Registrant with respect to any costs of remediation at the three sites. Under the GATX Logistics indemnification, if thirty days prior to termination of the GATX Logistics lease, remediation requirements under the indemnification agreement are not fulfilled, GATX Logistics will have been deemed to have made a rejectable offer to purchase the GATX Logistics property from Registrant for $5,000,000, Registrant's purchase price for the property in December 1992.

               Registrant does not have any employees. An affiliate of the Advisor employs twelve individuals who perform accounting, secretarial and transfer services for Registrant. Service Data Corporation performs certain transfer services for Registrant and The Bank of New York performs certain banking services for Registrant. In addition, Registrant has an agreement with the Advisor pursuant to which the Advisor provides certain management services for Registrant.

Item 2.  Properties.

               Registrant's properties are as follows:

     LEASE                                                                                TYPE OF OWNERSHIP
    OBLIGOR                 TYPE OF PROPERTY              LOCATION                             INTEREST
    -------                 ----------------              --------                        -----------------
WAL-MART STORES, INC.       Retail Stores                 Center, Groves,                 Ownership of a 50%
                            - 6 locations                 Silsbee and Vidor,              interest in land
                                                          Texas;                          and buildings (1)
                                                          Weatherford,
                                                          Oklahoma;
                                                          Fort Smith,
                                                          Arkansas;

SAFEWAY STORES              Supermarket                   Broken Arrow,                   Ownership of a 50%
INCORPORATED                                              Oklahoma                        interest in land
                                                                                          and building

MARRIOTT                    Hotels                        Irvine, Sacramento,             Ownership of a 23.69%
INTERNATIONAL,              - 13 locations                and San Diego,                  interest in a company
INC.                                                      California;                     owning land
                                                          Orlando - 2,                    and buildings (1)
                                                          Florida;
                                                          Des Plains, Illinois;
                                                          Indianapolis, Indiana;
                                                          Louisville, Kentucky;
                                                          Linthicum, Maryland;
                                                          Las Vegas, Nevada;
                                                          Newark, New Jersey;
                                                          Albuquerque, New Mexico;
                                                          Spokane, Washington

Properties formerly
leased to HARVEST           Supermarkets and              Little Rock - 7, Hope,         Ownership of a 50%
FOODS, INC.                 Office Buildings              North Little Rock,             interest in land
                            - 15 locations                Conway, Hot Springs,           and buildings
                                                          Texarkana and                  (1)(2)
                                                          Jonesboro, Arkansas;
                                                          Ruston, Louisiana;
                                                          Clarksdale,
                                                          Mississippi

CALCOMP TECH-               Office/Manufacturing          Austin,                        Ownership of a 50%
NOLOGY, INC. (formerly      Facilities                    Texas                          interest in land and
SUMMAGRAPHICS                                                                            buildings (1)
CORPORATION)

NEODATA                     Manufacturing/                Boulder,                       Ownership of a 80%
CORPORATION                 Distribution                  Colorado                       interest in land and
                            Facility                                                     building (1)

BELL SPORTS, INC.           Warehouse/                    Rantoul,                       Ownership of land
                            Manufacturing                 Illinois                       and building (1)
                            Facility

OSHMAN SPORTING             Retail Store                  Plano,                         Ownership of land
GOODS, INC.                                               Texas                          and building

     LEASE                                                                                TYPE OF OWNERSHIP
    OBLIGOR                 TYPE OF PROPERTY              LOCATION                            INTEREST
    -------                 ----------------              --------                        -----------------
MICHIGAN MUTUAL             Office Complex                Charleston,                     Ownership of land
INSURANCE COMPANY                                         South Carolina                  and building (1)

GATX LOGISTICS, INC.        Warehouse                     Jacksonville,                   Ownership of land
                                                          Florida                         and building (1)

BIG V HOLDING CORP.         Supermarkets                  Greenport,                      Ownership of land
                                                          Ellenville and                  and buildings in Greenport
                                                          Warwick,                        and ownership of a 55%
                                                          New York                        interest in land and buildings
                                                                                          in Ellenville and Warwick,
                                                                                          New York (1)

LUCENT                      Warehouse                     Charlotte,                      Ownership of land
TECHNOLOGIES, INC.                                        North Carolina                  and building (1)

BARNES & NOBLE, INC.        Retail Stores                 Farmington,                     Ownership of land
                                                          Connecticut;                    and buildings (1)
                                                          Braintree,
                                                          Massachusetts

BEST BUY CO., INC.          Retail Stores                 Denver and                      Ownership of a 63%
                            - 17 locations                Fort Collins,                   general partnership
                                                          Colorado; Aurora,               interest which owns
                                                          Bedford Park,                   land and buildings (1)
                                                          Bloomingdale,
                                                          Matteson and
                                                          Schaumburg, Illinois;
                                                          Omaha, Nebraska;
                                                          Albuquerque, New Mexico;
                                                          Arlington, Beaumont,
                                                          Dallas, El Paso,
                                                          Fort Worth, Houston,
                                                          Plano, Texas and
                                                          Madison, Wisconsin

LINCOLN TECHNICAL           Technical Training            Glendale Heights,              Ownership of land
INSTITUTE OF                Institute                     Illinois                       and buildings (1)
ARIZONA, INC.

MERIT MEDICAL               Office/Warehouse              South Jordan, Utah             Ownership of land
SYSTEMS, INC.                                                                            and building (1)

WABAN, INC.                 Retail Facility               Farmingdale,                   Ownership of land
                                                          New York                       and building (1)

Q CLUBS, INC.               Health Clubs                  Memphis,                       Ownership of land
                                                          Tennessee;                     and buildings
                                                          Bedford, Texas                 (1-Memphis)

PETSMART, INC.              Warehouse                     Ennis, Texas                   Ownership of land
                                                                                         and building (1)

GARDEN RIDGE                Retail Store                  Round Rock,                    Ownership of land
CORPORATION                                               Texas and                      and building (1)
                                                          Oklahoma City,
                                                          Oklahoma

     LEASE                                                                                 TYPE OF OWNERSHIP
    OBLIGOR                 TYPE OF PROPERTY            LOCATION                            INTEREST
    -------                 ----------------            --------                         -----------------
NICHOLSON                   Warehouse                   Maple Heights,                   Ownership of land
WAREHOUSE, L.P.                                         Ohio                             and building (1)

SUPERIOR TELE-.             Manufacturing               Brownwood,                       Ownership of land
COMMUNICATIONS, INC.                                    Texas                            and building (1)

GENSIA, INC.                Office/Research and         San Diego,                       Ownership of 50%
                            Development facility        California                       general partnership
                            (under construction)                                         interest which owns
                                                                                         land and buildings (1)

CHILDTIME                   Childcare Centers           Newport News,                    Ownership of land
CHILDCARE, INC.             (under construction)        Centreville, Manassas,           and buildings
                                                        and Century Oaks, VA;
                                                        Napeville, IL

PLEXUS CORP.                Manufacturing               Neenah, WI                       Ownership of land
                                                                                         and building (1)

CFP GROUP, INC.             Food Processing/            Owingsville, KY                  Ownership of land
                            Warehouse Facility                                           and building (1)
                            (under construction)

OMNICOM GROUP,              Office Building             Venice, CA                       Ownership of land
INC.                                                                                     and building (1)

DEL MONTE                   Warehouse and a             Mendota, Illinois;               Ownership of a 50%
CORPORATION                 Special Purpose Facility    Plover, Wisconsin;               interest in land and
                                                        Toppemish and                    buildings (1)
                                                        Yakima, Washington
                                                        (all under construction)


THE UPPER DECK              Office Buildings            Carlsbad,                        Ownership of a 50%
COMPANY                                                 California                       interest in a limited
                                                                                         liability company owning
                                                                                         land and buildings (1)

HIBBETT SPORTING            Warehouse/Office            Birmingham,                      Ownership of land and
GOODS, INC.                 Facility                    Alabama                          building (1)

DETROIT DIESEL              Distribution/Warehouse      Orlando and                      Ownership of land and
CORPORATION                 Facilities                  Hollywood, Florida               buildings (1)


(1)   These properties are encumbered by mortgage notes payable.
(2) Ownership of buildings with ground leases of land for one property in Little Rock, Arkansas and properties in Hot Springs, North Little Rock and Jonesboro, Arkansas.

               The material terms of Registrant's leases with its significant tenants are summarized in the following table:

             Registrant's
                Share                  Current       Lease
Lease         of Current     Square    Rent Per   Expiration   Renewal     Ownership               Terms of                 Gross
Obligor      Annual Rents   Footage    Sq.Ft.(1)   (Mo/Year)    Terms      Interest             Purchase Option            Costs (2)
-------      ------------   -------    --------   ----------   -------     ---------            ---------------            ---------
Wal-Mart
Stores,
Inc.         $  758,886     454,251      $3.34       1/08         YES    50% interest;               N/A                $ 7,759,971
                                                                         remaining interest
                                                                         owned by Corporate
                                                                         Property Associates
                                                                         10 Incorporated
                                                                         ("CPA(R):10")


Neodata       2,350,911     403,871       5.82       6/13         YES    80% interest;          The greater of           17,144,802
Corporation                                                              remaining              fair market value
                                                                         interest owned         or the sum of
                                                                         by CPA(R):10           Landlord's share of
                                                                                                project costs
                                                                                                ($17,064,946) less the
                                                                                                outstanding principal
                                                                                                balance of tenant's
                                                                                                purchase money
                                                                                                mortgage plus any .
                                                                                                mortgage prepayment
                                                                                                premium.


Bell
Sports,
Inc.        1,038,545       307,397       3.38      11/12         YES    100%                   N/A                       8,672,270


Michigan    1,332,252       137,729       9.67      12/07         YES    100%                   $3,850,000 plus a        13,947,814
Mutual                                                                                          final rental payment
Insurance                                                                                       of $10,000,000.


GATX
Logistics,
Inc.         804,720       240,000       3.35       12/02         YES    100%                   N/A                       5,985,677


Big V
Holding      636,515        59,772      10.65       12/17         YES    100%                   N/A                       5,962,942
Corp.        847,688       133,554      11.54       10/18         YES     55% interest;         N/A                       8,785,184
                                                                          remaining interest
                                                                          owned by Corporate
                                                                          Property Associates
                                                                          12 Incorporated
                                                                          ("CPA(R):12")


Lucent
Tech-
nologies,
Inc.       1,852,829      568,670       3.26        3/02          YES    100%                   N/A                      17,411,803

Best Buy   3,124,483      558,695       8.88        4/18          YES     63% general           N/A                      28,815,596
Co.,Inc.                                                                  partnership interest;
                                                                          remaining interest
                                                                          owned by CPA(R):12

              Registrant's
                 Share                     Current    Lease
Lease          of Current      Square      Rent Per   Expiration  Renewal  Ownership       Terms of                   Gross
Obligor       Annual Rents     Footage     Sq.Ft.(1)  (Mo/Year)   Terms    Interest        Purchase Option            Costs (2)
-----------   ------------     -------     ---------  ---------   -------  ----------      ---------------            ---------

Lincoln
Technical
Institute
of Arizona,
Inc.          $1,082,400       74,410      $14.55       11/10      YES        100%         N/A                        $ 8,602,380


Merit          1,303,291      172,925        7.54       01/99      YES        100%         The greater of              10,885,349
Medical                                                                                    fair market value
Systems,                                                                                   or all project costs
Inc.                                                                                       plus $1,033,000.


Waban,         1,023,155      114,680        8.92       01/02      YES        100%         N/A                          9,980,327
Inc.


Garden           591,000      152,500        3.88       12/13      YES        100%         The greater of              5,243,281
Ridge                                                                                      (a)  the fair market
Corporation                                                                                value or (b) the
                                                                                           acquisition
                                                                                           cost,
                                                                                           including
                                                                                           post-purchase
                                                                                           improvements,
                                                                                           plus any
                                                                                           prepayment
                                                                                           premium.



Garden           770,004      141,284       5.45        12/15      YES        100%         The greater of              6,121,132
Ridge                                                                                      fair market value or
Corporation                                                                                $6,471,899 plus any
                                                                                           prepayment premium.


Nicholson        804,837      341,282       2.36        12/18      YES        100%         The greater of the           6,888,135
Warehouse,                                                                                 fair market value or
L.P.                                                                                       $6,915,000, plus any
                                                                                           prepayment premium.



Superior         636,384      307,850       2.07        12/13      YES        100%         The greater of               4,840,091
Telecommuni-                                                                               the fair market
cations,                                                                                   value or $5,000.000
Inc.                                                                                       plus any prepayment
                                                                                           premium.


Gensia,        1,309,000     144,311      18.14         07/09      YES         50%         N/A                         11,464,537
Inc.                                                                                       general partnership
                                                                                           interest; remaining
                                                                                           interest owned
                                                                                           by CPA(R):12


Plexus
Corp.                 1,091,500    179,000       6.10       08/14   YES        100%         N/A                         9,255,745


Omnicom
Group, Inc.           1,867,500     77,719      24.03       10/14   YES        100%         N/A                        16,057,172

              Registrant's
                 Share                     Current    Lease
Lease          of Current      Square      Rent Per   Expiration  Renewal  Ownership       Terms of                   Gross
Obligor       Annual Rents     Footage     Sq.Ft.(1)  (Mo/Year)   Terms    Interest        Purchase Option            Costs (2)
-----------   ------------     -------     ---------  ---------   -------  ----------      ---------------            ---------
The Upper                                                                                   The greater of
Deck                                                                                        fair market value or
Company        1,319,875       294,779      8.96        12/21     YES       50% interest;   acquisition cost plus      12,915,408
                                                                            remaining       any prepayment premium.
                                                                            interest owned
                                                                            by CPA(R):12


Del Monte
Corporation    1,286,250       748,000      3.44         6/16     YES       50% interest;   The greater of             10,228,161
                                                                            remaining       Fair Market Value or
                                                                            interest owned  $10,995,000 plus any
                                                                            by CPA(R):12    prepayment premium

Detroit
Diesel          845,000        80,310      10.52        12/19     YES       100%            N/A                         9,325,000
Corporation

(1) Represents rate per square foot when combined with rents applicable to tenants-in-common.

(2) Net of increases or decreases to net investment on direct financing leases.

                  The material terms of Registrant's mortgage debt on properties with its significant tenants are summarized in the following table:

                                   Mortgage
                 Annual Interest   Balance        Annual Debt      Maturity   Estimated Payment
 Lease Obligor        Rate         12/31/96         Service          Date     Due at Maturity    Prepayment Provisions
 -------------        ----         --------         -------          ----     ---------------    ---------------------
Wal-Mart
Stores, Inc.             9.42%    $ 7,147,211      $   781,326      01/01/99   $ 6,910,000       Prepayment premium based on
                                                                                                 a formula based on Treasury
                                                                                                 bond yields.

Formerly leased to
Harvest Foods, Inc.      9.75(1)    4,281,854(5)       532,000(2)   01/31/02     3,752,000       Loan may be prepaid in full
                                                                                                 or in part without a
                                                                                                 prepayment premium.

                         13.0       1,500,000(5)       195,000      12/31/02     1,420,000       Loan may be prepaid in full
                                                                                                 or in part without a
                                                                                                 prepayment premium.
CalComp
Technology, Inc.        10.25(3)    1,712,100          224,709(2)   08/05/99     1,573,000       Loan may be prepaid in full
                                                                                                 or in part without a
                                                                                                 prepayment premium.
Oshman Sporting
Goods, Inc.              8.75       1,592,290          180,277      12/01/03     1,205,000       Loan may be prepaid after
                                                                                                 the 6th loan year in full
                                                                                                 or in part with a
                                                                                                 prepayment premium.

Neodata Corporation     10.00      10,441,076        1,250,668      12/12/04     7,924,000       After December 13, 1999
                                                                                                 loan may be prepaid in
                                                                                                 whole or in part with a
                                                                                                 prepayment premium.

                         10.0         507,348           50,735      07/01/13       227,463       Loan may be prepaid in full
                                                                                                 or in part without a
                                                                                                 prepayment premium.
Michigan Mutual
Insurance Company         8.8       9,500,000          836,000      12/01/07     9,500,000       Loan may be prepaid after
                                                                                                 the 10th loan year with a
                                                                                                 prepayment premium.
GATX
Logistics, Inc.           9.0       3,918,528          431,880      11/01/05     2,840,850       Loan may be prepaid in full
                                                                                                 or in part with a premium
                                                                                                 of 5% in year 1, 41/2% in
                                                                                                 year 2, 4% in year 3, 31/2%
                                                                                                 in year 4, 3% in year 5, 2
                                                                                                 1/2% in year 6, and 2% in
                                                                                                 year 7 and thereafter.
Big V Holding
Corp.                  8.5625(3)    3,200,000          273,000      04/26/98     3,200,000       Loan may be prepaid in
                                                                                                 full.

                          9.0       4,062,698          415,404      08/01/20   Fully amortizing  Loan may be prepaid in full
                                                                                                 or in part with a premium
                                                                                                 of 5% in years 1-5, 41/2% in
                                                                                                 year 6, 4% in year 7, 31/2%
                                                                                                 in year 8, 3% in year 9, 2
                                                                                                 1/2% in year 10, and 2% in
                                                                                                 year 11 and thereafter.
Lucent
Technologies, Inc.       7.45(3)   10,300,000        1,364,127(2)   04/01/02     7,100,000       Prepayment premium of 1%
                                                                                                 through 3/1/97 and 1/2%
                                                                                                 through 3/1/98. After March 1, 1998
                                                                                                 there is no prepayment premium.

                                   Mortgage
                 Annual Interest   Balance        Annual Debt      Maturity   Estimated Payment
 Lease Obligor        Rate         12/31/96         Service          Date     Due at Maturity   Prepayment Provisions
 -------------        ----         --------         -------          ----     ---------------   ---------------------
Best Buy Co., Inc.       9.01%    $19,230,906      $ 2,202,153      05/01/08   $10,030,860       After May 1, 2003,
                                                                                                 principal balance may be
                                                                                                 paid in full with a
                                                                                                 prepayment premium.
Lincoln
Technical
Institute of
Arizona, Inc.           10.50       5,675,807          714,292      01/01/99     5,415,000       Prepayment premium of 5% in
                                                                                                 the first loan year
                                                                                                 decreasing thereafter to 1%
                                                                                                 in the last year.
Merit Medical                                                                    Fully
Systems, Inc.            8.58(3)    6,259,608          712,129      02/01/05     amortizing


Waban, Inc.             9.125       6,707,101          712,129      08/01/03     5,808,000


Q Clubs, Inc.            9.00       2,599,628          302,308      07/20/98     2,490,000       Prepayment premium of 4% in
                                                                                                 years through 1996 and 2%
                                                                                                 thereafter.


Petsmart, Inc.           9.25(1)    2,310,780          271,306      11/01/98     2,232,000       Prepayment premium of 1%
                                                                                                 through 3/1/97 and 1/2%
                                                                                                 through 3/1/98.  After
                                                                                                 March 1, 1998 there is no
                                                                                                 prepayment premium.

Garden Ridge             8.25       7,946,790          817,992      08/01/06     5,587,000       Loan may be prepaid in full
Corporation                                                                                      after 5th loan year with
                                                                                                 a prepayment premium.


Superior Tele-
communications,         10.25(1)    2,519,750          317,581(2)   12/17/00     2,203,000
Inc.

Nicholson
Warehouse, L.P.         8.125       3,764,210          405,233      01/01/04     2,851,000       Loan may be prepaid at any
                                                                                                 time in full or in part
                                                                                                 with a premium of 1% in
                                                                                                 years 1, 4, 7 and 10, .5%
                                                                                                 in years 2, 5 and 8 and no
                                                                                                 premium in years 3, 6 or 9
                                                                                                 if 50% of the outstanding
                                                                                                 balance is paid.


Gensia, Inc.           8.125        5,848,034          760,890     01/01/09      Fully           Loan may be prepaid in full
                                                                                 amortizing      after 2/1/04 with a
                                                                                                 prepayment premium.


Plexus Corp.           8.625(3)     4,739,600          527,864(2)  08/10/01      4,081,225


Omnicom
Group, Inc.            7.65         9,185,583          945,600     10/10/14(4)                   Fully amortizing Loan may be
                                                                                                 prepaid in whole or in part with
                                                                                                 a prepayment premium.  Loan
                                                                                                 may be prepaid in full on
                                                                                                 September 10, 2005 without
                                                                                                 a prepayment premium.

                                   Mortgage
                 Annual Interest   Balance        Annual Debt      Maturity   Estimated Payment
 Lease Obligor        Rate         12/31/96         Service          Date     Due at Maturity    Prepayment Provisions
 -------------        ----         --------         -------          ----     ---------------    ---------------------
The Upper Deck
Company                8.43        7,424,121        720,464         02/01/11       4,883,000       Loan may be prepaid in
                                                                                                   whole but not in part after
                                                                                                   the 7th year with a
                                                                                                   prepayment premium.

Del Monte
Corporation           10.00        5,933,629        688,944          11/30/00       5,470,852       Loan may be prepaid in full
                                                                                                    or in part with a
                                                                                                    prepayment premium if paid
                                                                                                    before 7/1/99 and with no
                                                                                                    prepayment premium
                                                                                                    thereafter.

(1)      Variable rate based on lender's prime rate.

(2)      Estimate based on current interest rates.

(3)      Variable rate based on London Interbank Offered Rate.

(4) Holders of the notes may require Registrant to pay the notes in whole, but not in part, on September 10, 2005.

(5)      Loan is in default and subject to acceleration.

Item 3. Legal Proceedings.

         As of the date here of, Registrant is not a party of to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the fourth quarter of the year ended December 31, 1996 to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters.

         Information with respect to Registrant's common equity is hereby incorporated by reference to page 26 of Registrant's Annual Report contained in Appendix A.


Item 6. Selected Financial Data.

         Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 5 of Registrant's Annual Report contained in Appendix A.


Item 8. Consolidated Financial Statements and Supplementary Data.

         The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 6 to 22 of Registrant's Annual Report contained in Appendix A:

  (i)  Report of Independent Accountants.
 (ii)  Consolidated Balance Sheets as of December 31, 1994, 1995 and 1996.
(iii) Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996.
 (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1995 and 1996.
  (v) Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.
 (vi)  Notes to Consolidated Financial Statements.

Item 9. Disagreements on Accounting and Financial Disclosure.

         NONE

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

         The directors and executive officers of Registrant and members of the Investment Committee of the Board of Directors of the Advisor are as follows:


                                                                              Has Served as a
                                                                              Director and/or
      Name                     Age         Positions Held                     Officer Since
      ----                     ---         --------------                     ---------------

William P. Carey                66     Chairman of the Board                       2/91
                                       Director
Francis J. Carey                71     President                                   2/91
                                       Director
Charles C. Townsend, Jr. (1)    69     Vice Chairman of the Board                  2/91
                                       Director
Ralph G. Coburn (1)             87     Director                                    2/91
H. Cabot Lodge III              41     Director                                    2/91
Donald E. Nickelson (1)         64     Director                                    2/91
William Ruder (1)               75     Director                                    2/91
George E. Stoddard              80     Chairman of Investment Committee and        2/91
                                       Senior Executive Vice President
Warren G. Wintrub (1)           62     Director                                   10/92
Barclay G. Jones III            36     Executive Vice President                    2/91
Claude Fernandez                44     Executive Vice President                    2/91
                                       Chief Administrative Officer
H. Augustus Carey               39     Senior Vice President                       2/91
Anthony S. Mohl                 34     Senior Vice President                       2/91
John J. Park                    32     Senior Vice President                       2/91
                                       Treasurer
Michael D. Roberts              45     First Vice President                        2/91
                                       Controller


(1)  Independent Director of Registrant.


         William Polk Carey and Francis J. Carey are brothers and Raymond S. Clark is their brother-in-law. H. Augustus Carey is the nephew of William Polk Carey and Raymond S. Clark and the son of Francis J. Carey.

         A description of the business experience of each director of Registrant is set forth below:

         William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the

National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CPA(R):10 and CPA(R):12.

         Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania. Mr. Carey is also a Director of CPA(R):10.

         Charles C. Townsend, Jr., Independent Director of CPA(R):10 and CIP(TM), was formerly Managing Director in charge of the Corporate Finance Department at Morgan Stanley & Co. and Chairman of Morgan Stanley Realty Corporation. Mr. Townsend holds a B.S.E.E. from Princeton University and an MBA from Harvard University.

         Ralph G. Coburn, Rear Admiral USNR (Ret.), is former President and Chief Executive Officer of Hubbard Real Estate Investments (now HRE Properties), a $100,000,000 NYSE equity REIT, sponsored by Merrill Lynch. Admiral Coburn had been engaged in a variety of real estate activities for over 30 years. A graduate of Harvard College, Harvard Law School and the Naval War College, Admiral Coburn previously served as Chief Executive Officer of the National Association of Real Estate Investment Trusts (NAREIT), representing the multi-billion dollar REIT industry.

         H. Cabot Lodge III, Director, is the Chairman of Superconducting Core Technologies, a position he has held since March, 1995. Mr. Lodge joined W.P. Carey as Assistant to the Chairman in August 1983 and served as Executive Vice President and Managing Director through September 1995. Mr. Lodge received his B.A. degree from Harvard University in 1978 and his M.B.A. from Harvard Business School in 1983. Prior to attending business school he served as a research consultant and regional director of Harbridge House Inc. from June 1978 to July 1981. Mr. Lodge is also a Director of CPA(R):12,

         Donald E. Nickelson, Independent Director of CIP(TM), is currently Chairman of the Board and Director of Greenfield Industries, Inc. and Vice Chairman and Director of Harbour Group, a leveraged buy-out firm. He is also a Director of Sugen Corporation, D.T. Industries, Inc. and Allied Healthcare Products, Inc. and a Trustee of Mainstay Mutual Fund Group. He is currently a member of the Advisory Panel of Sedgwick James of New York, Inc. From 1986 to 1987 Mr. Nickelson was President of PaineWebber, Inc., from 1988 to 1990 he was President of the PaineWebber Group and Director from 1980 to 1993. Prior to 1986, Mr. Nickelson served in various capacities with affiliates of PaineWebber Inc. and its predecessor firm. From 1988 to 1989, Mr. Nickelson was a Director of a diverse group of corporations in the manufacturing, service and retail sectors including Wyndon Foods, Hoover Group, Inc., Peebles, Inc. and Motor Wheel Corporation. He is a former Chairman of National Car Rentals, Inc. Mr. Nickelson is also a former Director of the Chicago Board Options Exchange and is a former Chairman of the Pacific Stock Exchange.

         William Ruder, Independent Director of CPA(R):10 and CPA(R):12, is Chairman of the Board of William Ruder Incorporated, a consulting firm founded in 1981. From 1948 to 1981, Mr. Ruder was in chairman of Ruder & Finn, an international public relations company which he co-founded. He is a former Assistant Secretary of Commerce of the United States and is on the Board of Directors of the United Nations Association of the United States of America, Junior Achievement and the Council on Economic Priorities. A member of the Board of Overseers of the Wharton School at the University of Pennsylvania for a number years, he has also served as a consultant to the Communications Advisory Board to the White House Press Secretary, the Committee for Economic Development and the Office of Overseas Schools for the U.S. State Department. Mr. Ruder is a lecturer at Harvard Graduate School of Business and is associated with several other business, civic and cultural organizations.

         George E. Stoddard, Chief Investment Officer, was until 1979 head of the bond department of The Equitable Life Assurance Society of the United States, with responsibility for all activities related to Equitable's portfolio of corporate investments acquired through direct negotiation. Mr. Stoddard was associated with Equitable for over 30 years. He holds an A.B. degree from Brigham Young University, an M.B.A. from Harvard Business School and an LL.B. from Fordham University Law School.

         Warren G. Wintrub, Independent Director of CPA(R):10 and CPA(R):12, became a partner at Coopers & Lybrand in 1963, specializing in taxation. He served on Coopers & Lybrand's Executive Committee from 1976 to 1988 and as Chairman of the Retirement Committee from 1979 until his retirement from the firm in 1992. Mr. Wintrub serves as a director of Chromcraft Revington, Inc. and Getty Petroleum Corp. He received a B.S. degree from Ohio State University and an LL.B. degree from Harvard Law School.

         Barclay G. Jones III, Executive Vice President, Managing Director, and head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

         Claude Fernandez, Chief Administrative Officer, Managing Director, and Executive Vice President, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received his B.S. degree in accounting from New York University in 1975 and his M.B.A. in finance from Columbia University Graduate School of Business in 1981.

         H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

         Anthony S. Mohl, Senior Vice President and Director of Portfolio Management, joined W.P. Carey & Co., in 1987 as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

         John J. Park, Senior Vice President, Treasurer and Director of Research, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

         Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand for over 8 years, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. in sociology from Brandeis University and an M.B.A. from Northeastern University.

Item 11. Executive Compensation.

         This information will be contained in Registrant's definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

         This information will be contained in Registrant's definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

         This information will be contained in Registrant's definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

                                     PART IV



Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K


   (a)   1.   Consolidated Financial Statements:

              The following consolidated financial statements are filed as a part of this Report:

   Report of Independent Accountants.

   Consolidated Balance Sheets, December 31, 1994, 1995 and 1996.

   Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996.

   Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1995 and 1996.

   Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.

   Notes to Consolidated Financial Statements.



   The consolidated financial statements are hereby incorporated by reference to pages 6 to 22 of Registrant's Annual Report contained in Appendix A.



   (a)   2.   Financial Statement Schedule:

              The following schedule is filed as a part of this Report:

   Report of Independent Accountants.

   Schedule III -Real Estate and Accumulated Depreciation as of December 31,
   1996.

   Notes to Schedule III.


   Schedule III and notes thereto are contained herein on pages 42 to 46 of this Form 10-K.




              Financial Statement Schedules other than those listed above are omitted because the required information is given in the Consolidated Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

   (a)   3.   Exhibits:


              The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.


Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------

   3.1    Articles of Amendment and Restatement.            Exhibit 3(A) to Regis-
                                                            tration Statement (Form
                                                            S-11) No. 33-39409

   3.2    Amended Bylaws of Registrant.                     Exhibit 3(B) to Regis-
                                                            tration Statement (Form
                                                            S-11) No. 33-39409

  10.1    Amended Advisory Agreement .                      Exhibit 10(A)(2) to
                                                            Registration Statement
                                                            (Form S-11) No. 33-39409


  10.2    Lease between Marcourt Investments                Filed as Exhibit 10(D)(1)
          Incorporated ("Marcourt") and CTYD                to Registrant's Post
          III Corporation ("CTYD").                         Effective Amendment No. 1
                                                            to Form S-11

  10.3    Series A-2 9.94% Secured Note from                Filed as Exhibit 10(D)(2)
          Marcourt to the registered owner of               to Registrant's Post
          note (Various Series A-1 9.94% Notes              Effective Amendment No. 1
          in an aggregate amount of 38,750,000              to Form S-11
          substantially in the form of the Series
          A-1 9.94% Note attached , were issued by
          Marcourt in connection with the Financing).

  10.4    Series A-2 11.18% Secured Note from               Filed as Exhibit 10(D)(3)
          Marcourt to the registered owner of               to Registrant's Post
          note (Various notes in an aggregate               Effective Amendment No. 1
          amount of 70,250,000 substantially                to Form S-11
          in the form of the Series A-2 11.18%
          Note attached , were issued by Marcourt
          in connection with the Financing.

  10.5    Indenture between Marcourt, as                    Filed as Exhibit 10(D)(4)
          borrower, to First Fidelity Bank,                 to Registrant's Post
          National Association, New Jersey, as              Effective Amendment No. 1
          trustee ("Trustee").                              to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------

  10.6    Real Estate Deed of Trust from                    Filed as Exhibit 10(D)(5)
          Marcourt to Albuquerque Title Company,            to Registrant's Post
          as trustee for benefit of the Trustee             Effective Amendment No. 1
          filed in New Mexico, securing Series              to Form S-11
          A-1 9.94% Notes and Series A-2 ll.18%
          notes allocated to Albuquerque, New
          Mexico Marriott property (Deeds of Trust
          or Mortgages substantially similar to
          this Deed of Trust were filed in all other
          jurisdictions in which Marriott Properties
          are located. Such other deeds of trust or
          mortgages secure the principal amount of
          Series A-1 9.94% Notes and Series A-2 11.18%
          Notes allocated to the Marriott Properties
          located in such other jurisdictions)

  10.7    Second Real Estate Deed of Trust from             Filed as Exhibit 10(D)(6)
          Marcourt to Albuquerque Title Company as          to Registrant's Post
          trustee for the benefit of the Trustee, filed     Effective Amendment No. 1
          in New Mexico, securing all Series A-1 9.94%      to Form S-11
          Notes and Series A-2 11.18% Notes other than
          those notes allocated to the Albuquerque, New
          Mexico Marriott property (Deeds of trust or
          mortgages substantially similar to this
          Second Real Estate Deed of Trust were filed
          in all other jurisdictions in which the
          remaining Marriott Properties are located.
          Such other deeds  of  trust  or  mortgages
          secure the principal amount of Series A-1 9.94%
          Notes and  Series  A-2  11.18%  Notes  allocated
          to all Marriott Properties not located in the
          jurisdiction in which such other deeds of trust
          were filed for recording).

  10.8    Guaranty from the Registrant, Corporate           Filed as Exhibit 10(D)(7)
          Property Associates 10 Incorporated, Trammell     to Registrant's Post
          Crow Equity Partners II, Ltd. ("TCEP II") and     Effective Amendment No. 1
          PA/First Plaza Limited Partnership ("First        to Form S-11
          Plaza") as guarantors, to the Trustee.

  10.9    Shareholders Agreement between the                Filed as Exhibit 10(D)(8)
          Registrant, Corporate Property Associates         to Registrant's Post
          10 Incorporated ("CPA(R):10"), TCEP II and        Effective Amendment No. 1
          First Plaza.                                      to Form S-11

  10.10   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10(E)(1)(a)
          for property located in Glendale, Arizona         to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.11   Assignment and Assumptions of  Lease Agreement    Filed as Exhibit 10(E)(1)(b)
          for property located in Ft. Smith, Arkansas       to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.12   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10(E)(1)(c)
          for property located in Escondido, California.    to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.13   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10(E)(1)(d)
          for property located in Broken Arrow, Oklahoma.   to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.14   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10(E)(1)(e)
          for property located in Weatherford, Oklahoma.    to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.15   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10(E)(1)(f)
          for property located in Center, Texas.            to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.16   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10(E)(1)(g)
          for property located in Groves, Texas.            to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.17   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10(E)(1)(h)
          for property located in Silsbee, Texas.           to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.18   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10(E)(1)(i)
          for property located in Vidor, Texas.             to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.19   Lease Amendments for the Ft. Smith, Arkansas      Filed as Exhibit 10(E)(2)
          and Weatherford, Oklahoma properties.             to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.20   Promissory Note from subsidiaries of the          Filed as Exhibit 10(E)(3)
          Registrant and CPA(R):10 to The New England       to Registrant's Post
          Mutual Life Insurance Company ("New England").    Effective Amendment No. 1
                                                            to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.21   Mortgage/Deed of Trust from subsidiaries          Filed as Exhibit 10(E)(4)(a)
          of the Registrant and CPA(R):10 to                to Registrant's Post
          New England encumbering the property              Effective Amendment No. 1
          in Ft. Smith, Arkansas                            to Form S-11

  10.22   Mortgage/Deed of Trust from subsidiaries          Filed as Exhibit 10(E)(4)(b)
          of the Registrant and CPA(R):10 to                to Registrant's Post
          New England encumbering the property              Effective Amendment No. 1
          in Weatherford, Oklahoma                          to Form S-11

  10.23   Mortgage/Deed of Trust from                       Filed as Exhibit 10(E)(4)(c)
          subsidiaries of the Registrant and                to Registrant's Post
          CPA(R):10 to New England encumbering              Effective Amendment No. 1
          the properties in Center, Groves,                 to Form S-11
          Silsbee, and Vidor, Texas.

  10.24   Lease Agreement between QRS 10-9 (AR),            Filed as Exhibit 10(F)(1)
          Inc. ("QRS 10-9") and QRS 11-2(AR), Inc.          to Registrant's Post
          ("QRS 11-2") as landlord and Acadia               Effective Amendment No. 3
          Stores 63, Inc. ("Tenant") as tenant.             to Form S-11

  10.25   Co-Tenancy Agreement between QRS 10-9             Filed as Exhibit 10(F)(2)
          and QRS 11-2.                                     to Registrant's Post
                                                            Effective Amendment No. 3
                                                            to Form S-11

  10.26   Term Loan Agreement among The First               Filed as Exhibit 10(F)(3)
          National Bank of Boston ("First                   to Registrant's Post
          Lender"), QRS 10-9 and QRS 11-2.                  Effective Amendment No. 3
                                                            to Form S-11

  10.27   Note of QRS 10-9 and QRS 11-2 to First            Filed as Exhibit 10(F)(4)
          Lender.                                           to Registrant's Post
                                                            Effective Amendment No. 3
                                                            to Form S-11

  10.28   Fee and Leasehold Mortgages from QRS              Filed as Exhibit 10(F)(5)
          10-9 and QRS 11-2 to First Lender                 to Registrant's Post
          for the following jurisdictions:                  Effective Amendment No. 3
                                                            to Form S-11
              a.  Arkansas (one representative fee
                  mortgage and leasehold mortgage
                  included)
              b.  Louisiana
              c.  Mississippi

  10.29   Term Loan Agreement among Acadia                  Filed as Exhibit 10(F)(6)
          Partners , L.P. ("Second Lender"),                to Registrant's Post
          QRS 10-9 and QRS 11-2.                            Effective Amendment No. 3
                                                            to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.30   Note of QRS 10-9 and QRS 11-2 to                  Filed as Exhibit 10(F)(7)
          Second Lender.                                    to Registrant's Post
                                                            Effective Amendment No. 3
                                                            to Form S-11

  10.31   Fee Mortgages and Leasehold Mortgages             Filed as Exhibit 10(F)(8)
          from QRS 10-9 and QRS 11 -2 to Second             to Registrant's Post
          Lender for the following jurisdictions:           Effective Amendment No. 3
                                                            to Form S-11
              a.  Arkansas (one representative fee
                  mortgage and leasehold mortgage
                  included)
              b.  Louisiana
              c.  Mississippi

  10.32   Guaranty from Harvest Foods, Inc., a              Filed as Exhibit 10(F)(9)
          Delaware corporation, to QRS 10-9 and             to Registrant's Post
          QRS 11-2.                                         Effective Amendment No. 3
                                                            to Form S-11

  10.33   Guaranty from Harvest Foods, Inc., an             Filed as Exhibit 10(F)(10)
          Arkansas corporation, to QRS 10-9 and             to Registrant's Post
          QRS 11-2.                                         Effective Amendment No. 3
                                                            to Form S-11

  10.34   Lease between QRS 10-12 (TX), Inc.                Filed as Exhibit 10(G)(1)
          ("QRS 10-12"), QRS 11-5 (TX), Inc.                to Registrant's Post
          ("QRS 11-5") and Summagraphics.                   Effective Amendment No. 3
                                                            to Form S-11

  10.35   Co-Tenancy Agreement between QRS 10-12,           Filed as Exhibit 10(G)(2)
          and QRS 11-5.                                     to Registrant's Post
                                                            Effective Amendment No. 3
                                                            to Form S-11

  10.36   $3,700,000 Promissory Note from QRS               Filed as Exhibit 10(H)(1)
          10-12 (TX), Inc, ("QRS 10-12"),                   to Registrant's Post
          and QRS 11-5 (TX) Inc. ("QRS 11-5"),              Effective Amendment No. 4
          to Creditanstalt-Bankverein ("Lender").           to Form S-11

  10.37   Deed of Trust and Security Agreement              Filed as Exhibit 10(H)(2)
          from QRS 10- 12 and QRS 11-5 to John O.           to Registrant's Post
          Langdon, Trustee, for benefit of Lender.          Effective Amendment No. 4
                                                            to Form S-11

  10.38   Guaranty Agreement between Registrant             Filed as Exhibit 10(H)(3)
          and Corporate Property Associates 10              to Registrant's Post
          Incorporated as guarantor and Lender.             Effective Amendment No. 4
                                                            to Form S-11

  10.39   Real Estate Purchase and Sale Contract            Filed as Exhibit 10(I)(1)
          between Belmet (IL) QRS 11-9, Inc.                to Registrant's Post
          ("QRS 11-9") as purchaser and Mission             Effective Amendment No. 4
          Leasing and Bank of Rantoul (collectively,
          to Form S-11 "Seller").

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.40   Assignment and Assumption of Lease                Filed as Exhibit 10(I)(2)
          between QRS 11-9 and Seller.                      to Registrant's Post
                                                            Effective Amendment No. 4
                                                            to Form S-11

  10.41   Assignment of Permits and Warranties              Filed as Exhibit 10(I)(3)
          from Seller to QRS 11-9.                          to Registrant's Post
                                                            Effective Amendment No. 4
                                                            to Form S-11

  10.42   Industrial Building Lease ("Lease")               Filed as Exhibit 10(I)(4)
          dated November 16, 1989 between Seller            to Registrant's Post
          and Bell, together with First Amendment           Effective Amendment No. 4
          to Lease, dated September 19, 1991.               to Form S-11

  10.43   Second Amendment to Lease.                        Filed as Exhibit 10(I)(5)
                                                            to Registrant's Post
                                                            Effective Amendment No. 4
                                                            to Form S-11

  10.44   Land Purchase Agreement between MMI               Filed as Exhibit 10(J)(1)
          (SC) QRS 11-11 Inc. ("QRS 11-11") and             to Registrant's Post
          Amerisure, Inc. regarding three acre              Effective Amendment No. 5
          parcel.                                           to Form S-11

  10.45   Mortgage from Amerisure, Inc. to QRS              Filed as Exhibit 10(J)(2)
          11-11 regarding three acre parcel.                to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

  10.46   Lease Agreement between QRS 11-11,                Filed as Exhibit 10(J)(3)
          as Landlord. and MMI, as tenant.                  to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

  10.47   Assignment, Reassignment and Assumption           Filed as Exhibit 10(J)(4)
          of Lease among Amerisure, Inc., QRS               to Registrant's Post
          11-11 and UIC.                                    Effective Amendment No. 5
                                                            to Form S-11

  10.48   Loan Agreement between The Penn Mutual            Filed as Exhibit 10(J)(5)
          Life Insurance Company ("Penn Mutual")            to Registrant's Post
          and QRS 11-11.                                    Effective Amendment No. 5
                                                            to Form S-11

  10.49   $9,500,000 Promissory Note from QRS               Filed as Exhibit 10(J)(6)
          11-11 to Penn Mutual.                             to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.50   Mortgage and Security Agreement from              Filed as Exhibit 10(J)(7)
          QRS 11-11 to Penn Mutual.                         to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

  10.51   Lease Agreement between BVS (NY) QRS              Filed as Exhibit 10(K)(1)
          11-10, Inc. ("QRS 11-10") as landlord,            to Registrant's Post
          and BVS, as tenant.                               Effective Amendment No. 5
                                                            to Form S-11

  10.52   Reciprocal Easement and Operation                 Filed as Exhibit 10(K)(2)
          Agreement between QRS 11-10 and Fairview          to Registrant's Post
          Plaza Corporation ("FPC").                        Effective Amendment No. 5
                                                            to Form S-11

  10.53   Lease Agreement between QRS 11-12, (FL),          Filed as Exhibit 10(L)(2)
          Inc, ("QRS 11-12"), as Landlord, and              to Registrant's Post
          Unit, as tenant.                                  Effective Amendment No. 5
                                                            to Form S-11

  10.54   Guaranty and Suretyship Agreement                 Filed as Exhibit 10(L)(4)
          from Unit to QRS 11-12.                           to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

  10.55   Indemnity Agreement between GATX                  Filed as Exhibit 10(L)(5)
          Corporation and QRS 11-12.                        to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

  10.56   Assignment and Assumption of Lease by             Filed as Exhibit 10(M)(1)
          Charlotte Telephone Associates Limited            to Registrant's Post
          Partnership ("CTA") to QRS 11-14 (NC),            Effective Amendment No. 5
          Inc. ("QRS 11-14").                               to Form S-11

  10.57   Purchase and Sale Agreement between               Filed as Exhibit 10.1 to
          Neoserv (CO) QRS 10-13, Inc. ("QRS:10")           Registrant's Form 8-K dated
          d Neoserv (CO) QRS 11-8, Inc. ("QRS:11")          October 29, 1992
          as purchasers and Homart Development Co.
          ("Homart").

  10.58   Promissory Note of QRS:10 and QRS:11 to           Filed as Exhibit 10.2 to
          Homart.                                           Registrant's Form 8-K dated
                                                            October 29, 1992

  10.59   Deed of Trust from QRS:10 and QRS:11 for          Filed as Exhibit 10.3 to
          benefit of Homart.                                Registrant's Form 8-K dated
                                                            October 29, 1992

  10.60   Option Agreement between QRS:10 and               Filed as Exhibit 10.4 to
          QRS:11 as option grantee and Homart as            Registrant's Form 8-K dated
          option grantor.                                   October 29, 1992

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.61   Co-Tenancy Agreement between QRS:10 and           Filed as Exhibit 10.5 to
          QRS:11.                                           Registrant's Form 8-K dated
                                                            October 29, 1992

  10.62   Lease from QRS:10 and QRS:11 as lessor            Filed as Exhibit 10.6 to
          and Neodata Services, Inc. ("Neodata")            Registrant's Form 8-K dated
          as lessee.                                        October 29, 1992

  10.63   Guaranty Agreement from Neodata                   Filed as Exhibit 10.7 to
          Corporation as guarantor to QRS:10 and            Registrant's Form 8-K dated
          QRS:11.                                           October 29, 1992

  10.64   Promissory Note of QRS:10 and QRS:11 to           Filed as Exhibit 10.8 to
          Neodata.                                          Registrant's Form 8-K dated
                                                            October 29, 1992

  10.65   Deed of Trust from QRS:10 and QRS:11 for          Filed as Exhibit 10.9 to
          benefit of Neodata.                               Registrant's Form 8-K dated
                                                            October 29, 1992

  10.66   Construction Contract between QRS:10 and          Filed as Exhibit 10.10 to
          QRS:11 as owners and Austin Commercial,           Registrant's Form 8-K dated
          Inc. ("Austin") as contractor.                    October 29, 1992

  10.67   Guaranty from Austin to QRS:10 and                Filed as Exhibit 10.11 to
          QRS:11.                                           Registrant's Form 8-K dated
                                                            October 29, 1992

  10.68   Construction Agency Agreement between             Filed as Exhibit 10.12 to
          QRS:10 and QRS:11 as owners and Neodata           Registrant's Form 8-K dated
          as agent.                                         October 29, 1992

  10.69   Land Purchase Agreement between MMI (SC)          Filed as Exhibit 10.1 to
          QRS 11-11, Inc. ("QRS 11-11") and                 Registrant's Form 8-K dated
          Amerisure, Inc. ("Amerisure") regarding           January 5, 1993
          three acre parcel.

  10.70   Mortgage from Amerisure to QRS 11-11              Filed as Exhibit 10.2 to
          regarding three acre parcel.                      Registrant's Form 8-K dated
                                                            January 5, 1993

  10.71   Lease Agreement between QRS 11-11, as             Filed as Exhibit 10.3 to
          Landlord, and MMI as tenant.                      Registrant's Form 8-K dated
                                                            January 5, 1993

  10.72   Assignment, Reassignment and Assumption           Filed as Exhibit 10.4 to
          of Lease among Amerisure, Inc., QRS 11-11         Registrant's Form 8-K dated
          and UIC.                                          January 5, 1993

  10.73   Loan Agreement between The Penn Mutual            Filed as Exhibit 10.5 to
          Life Insurance Company ("Penn Mutual")            Registrant's Form 8-K dated
          and QRS 11-11.                                    January 5, 1993

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.74   $9,500,000 Promissory Note  from QRS              Filed as Exhibit 10.6 to
          11-11 to Penn Mutual.                             Registrant's Form 8-K dated
                                                            January 5, 1993

  10.75   Mortgage and Security Agreement from              Filed as Exhibit 10.7 to
          QRS 11-11 to Penn Mutual.                         Registrant's Form 8-K dated
                                                            January 5, 1993

  10.76   Lease Agreement between BVS (NY) QRS              Filed as Exhibit 10.8 to
          11-10, Inc. ("QRS 11-10"), as landlord,           Registrant's Form 8-K dated
          and BVS, as tenant.                               January 5, 1993

  10.77   Reciprocal Easement and Operation                 Filed as Exhibit 10.9 to
          Agreement between QRS 11-10 and Fairview          Registrant's Form 8-K dated
          Plaza, Inc.                                       January 5, 1993

  10.78   Lease Agreement between QRS 11-12                 Filed as Exhibit 10.10 to
          (FL), Inc. ("QRS 11-12"), as landlord,            Registrant's Form 8-K dated
          and Unit, as tenant.                              January 5, 1993

  10.79   Guaranty and Suretyship Agreement from            Filed as Exhibit 10.11 to
          Unit to QRS 11-12.                                Registrant's Form 8-K dated
                                                            January 5, 1993

  10.80   Indemnity Agreement between GATX                  Filed as Exhibit 10.12 to
          Corporation and QRS 11-12.                        Registrant's Form 8-K dated
                                                            January 5, 1993

  10.81   Assignment and Assumption of Lease                Filed as Exhibit 10.1 to
          and Lease Guaranty from Oakbrook                  Registrant's Form 8-K dated
          Development Corp. ("Oakbrook") to                 April 5, 1993
          Books CT QRS 11-15, Inc. ("QRS 11-15").

  10.82   Co-Tenancy Agreement between DDI (NE)             Filed as Exhibit 10.2 to
          QRS 10-15, Inc. ("QRS 10-15") and DDI             Registrant's Form 8-K dated
          (NE) QRS 11-13, Inc. ("QRS 11-13").               April 5, 1993

  10.83   Cross Indemnity Agreement between                 Filed as Exhibit 10.3 to
          QRS 10-15 and QRS 11-13.                          Registrant's Form 8-K dated
                                                            April 5, 1993

  10.84   Lease Agreement between QRS 10-15                 Filed as Exhibit 10.4 to
          and QRS 11-13, as landlord, and                   Registrant's Form 8-K dated
          Data Documents, Inc. ("DDI"),                     April 5, 1993
          as tenant.

  10.85   Loan Agreement between QRS 10-15                  Filed as Exhibit 10.5 to
          and QRS 11-13, as borrower, and                   Registrant's Form 8-K dated
          U S West Financial Services, Inc.                 April 5, 1993
          ("US West"), as lender.

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------

  10.86   $8,000,000 Promissory Note from                   Filed as Exhibit 10.6 to
          QRS 10-15 and QRS 11-13 to                        Registrant's Form 8-K dated
          US West.                                          April 5, 1993

  10.87   Deed of Trust from QRS 10-15 and                  Filed as Exhibit 10.7 to
          QRS 11-13 to US West (for filing                  Registrant's Form 8-K dated
          in the states of Colorado, Nebraska               April 5, 1993
          and Texas).

  10.88   Mortgage from QRS 10-15 and QRS 11-13             Filed as Exhibit 10.8 to
          to US West (for filing in the state of            Registrant's Form 8-K dated
          Kansas).                                          April 5, 1993

  10.89   Assignment of Parent Guaranty from                Filed as Exhibit 10.9 to
          QRS 10-15 and QRS 11-13.                          Registrant's Form 8-K dated
                                                            April 5, 1993

  10.90   Deed of Trust Note from QRS 11-14 (NC),           Filed as Exhibit 10.1 to
          Inc. ("QRS 11-14") to Kredietbank N.V.            Registrant's Form 8-K dated
          ("Kredietbank").                                  April 13, 1993

  10.91   Deed of Trust from QRS 11-14 for the              Filed as Exhibit 10.2 to
          benefit of Kredietbank.                           Registrant's Form 8-K dated
                                                            April 13, 1993

  10.92   Assignment of Leases and Rents from               Filed as Exhibit 10.3 to
          QRS 11-14 to Kredietbank.                         Registrant's Form 8-K dated
                                                            April 13, 1993

  10.93   Escrow Agreement between                          Filed as Exhibit 10.4 to
          QRS 11-14 and Kredietbank.                        Registrant's Form 8-K dated
                                                            April 13, 1993

  10.94   Lease Agreement between BB Property               Filed as Exhibit 10.1 to
          Company, as lessor, and Best Buy,                 Registrant's Form 8-K dated
          as lessee.                                        May 6, 1993

  10.95   Note Purchase Agreement among BB                  Filed as Exhibit 10.2 to
          Property Company, Best Buy, and                   Registrant's Form 8-K dated
          TIAA.                                             May 6, 1993

  10.96   $32,800,000 Note from BB Property                 Filed as Exhibit 10.3 to
          Property Company to TIAA.                         Registrant's Form 8-K dated
                                                            May 6, 1993

  10.97   Deed of Trust and Security Agreement              Filed as Exhibit 10.4 to
          from BB Property Company for the benefit          Registrant's Form 8-K dated
          of TIAA.                                          May 6, 1993

  10.98   $3,200,000 Promissory Note from BVS (NY)          Filed as Exhibit 10.5 to
          QRS 11-10, Inc. ("BVS") to Orix.                  Registrant's Form 8-K dated
                                                            May 6, 1993

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.99   Mortgage, Assignment of Leases and Rents,         Filed as Exhibit 10.6 to
          Security Agreement and Fixture Filing             Registrant's Form 8-K dated
          from BVS to Orix.                                 May 6, 1993

  10.100  Purchase Agreement between QRS 11-19,             Filed as Exhibit 10.2 to
          as owner, and Lincoln Technical                   Registrant's Form 8-K dated
          Institute, as buyer.                              August 13, 1993

  10.101  Lease Agreement between Unitech (IL)              Filed as Exhibit 10(P)(1) to
          QRS 11-19, Inc. ("QRS 11-19"), as                 Registrant's Post Effective
          landlord, and UTI.                                Amendment No. 6 to Form S-11

  10.102  Guaranty and Suretyship Agreement                 Filed as Exhibit 10(P)(2) to
          from Lincoln Technical Institute                  Registrant's Post Effective
          of Arizona, Inc. to QRS 11-19.                    Amendment No. 6 to Form S-11

  10.103  Modification of Loan Documents and                Filed as Exhibit 10(P)(3) to
          Assumption Agreement among Chicago                Registrant's Post Effective
          Investment Properties Limited Partnership,        Amendment No. 6 to Form S-11
          the Guarantors QRS 11-19 and the
          Fidelity Mutual Life
          Insurance Company.

  10.104  Rate Cap Transaction letter Agreement             Filed as Exhibit 10(Q)(4) to
          between BVS and Chemical Bank                     Registrant's Post Effective
          ("Chemical").                                     Amendment No. 6 to Form S-11

  10.105  Consent and Agreement                             Filed as Exhibit 10(Q)(5) to
          between Chemical, Orix and BVS.                   Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  10.106  Assignment of Interest Rate                       Filed as Exhibit 10(Q)(6) to
          Protection Agreement from BVS                     Registrant's Post Effective
          to Orix.                                          Amendment No. 6 to Form S-11

  10.107  Warrant issued by Merit to                        Filed as Exhibit 10(S)(1) to
          the Registrant.                                   Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  10.108  Lease Agreement between QRS 11-20 (UT),           Filed as Exhibit 10(S)(2) to
          Inc. ("QRS 11-20"), as landlord, and              Registrant's Post Effective
          Merit, as tenant.                                 Amendment No. 6 to Form S-11

  10.109  Guaranty Agreement from the                       Filed as Exhibit 10(S)(3) to
          Registrant to Merit.                              Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  10.110  Construction Management Agreement                 Filed as Exhibit 10(S)(4) to
          Merit and the Koll Company.                       Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.111  Construction Agreement between Merit              Filed as Exhibit 10(S)(5) to
          and Camco Construction Company, Inc.              Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  10.112  Construction Agency Agreement between             Filed as Exhibit 10(S)(6) to
          Merit and QRS 11-20.                              Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  10.113  $8,250,000 Promissory Note from QRS 11-20         Filed as Exhibit 10(S)(7) to
          to First Interstate Bank of Utah, N.A.            Registrant's Post Effective
          ("Lender").                                       Amendment No. 6 to Form S-11

  10.114  Deed of Trust, Assignment of Rents, Security      Filed as Exhibit 10(S)(8) to
          Agreement and Financing Statement from            Registrant's Post Effective
          QRS 11-20 for the benefit of Lender.              Amendment No. 6 to Form S-11

  10.115  Assignment of Leases and Rents made by            Filed as Exhibit 10(S)(9) to
          QRS 11-20 in favor of Lender.                     Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  10.116  Loan Agreement between QRS 11-20 and              Filed as Exhibit 10(S)(10) to
          Lender.                                           Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  10.117  Assignment and Assumption of Bid dated            Filed as Exhibit 10(T)(1) to
          as of April 14, 1993 among QRS 11-17 (NY),        Registrant's Post Effective
          Inc. ("QRS 11-17"), E.B. Properties, Inc.         Amendment No. 7 to Form S-11
          ("EB") and The Dime Savings Bank of New York,
          FSB ("Dime"), as amended and supplemented by
          the First Supplement dated April 15, 1993 and
          by the Second Supplement dated April 22, 1993
          and by letters dated May 12, June 9 and June
          18, 1993.

  10.118  Assignment and Assumption Agreement, dated        Filed as Exhibit 10(T)(2)
          to March 4, 1993, as amended , between            Registrant's Post Effective
          Dime and EB, as assigned by Assignment            Amendment No. 7 to Form S-11
          dated April 14, 1993.

  10.119  Lease dated as of August 1, 1986 between          Filed as Exhibit 10(T)(3) to
          D. Grossman and Mormax Corporation (as            Registrant's Post Effective
          assumed by QRS 11-21, Inc. ("QRS 11-21")          Amendment No. 7 to Form S-11
          by virtue of documents listed at (10)(T)(1)).

  10.120  Promissory Note from QRS 11-17 to Dime            Filed as Exhibit 10(T)(4) to
          in the amount of $7,000,000.                      Registrant's Post Effective
                                                            Amendment No. 7 to Form S-11

  10.121  Mortgage from QRS 11-17 to Dime.                  Filed as Exhibit 10(T)(5) to
                                                            Registrant's Post Effective
                                                            Amendment No. 7 to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.122  Collateral Assignment of Leases and Rents         Filed as Exhibit 10(T)(6) to
          by QRS 11-17 in favor of Dime.                    Registrant's Post Effective
                                                            Amendment No. 7 to Form S-11

  10.123  Agreement of Indemnity                            Filed as Exhibit 10(T)(7) to
          by QRS 11-17 in favor of Dime.                    Registrant's Post Effective
                                                            Amendment No. 7 to Form S-11

  10.124  Lease Agreement between SCF (TN)                  Filed as Exhibit 10(U)(1) to
          QRS 11-21, as landlord, and SCM,                  Registrant's Post Effective
          as tenant.                                        Amendment No. 7 to Form S-11

  10.125  Warrant issued by Sports & Fitness                Filed as Exhibit 10(U)(2) to
          Clubs Inc. ("SFC") to QRS 11-21.                  Registrant's Post Effective
                                                            Amendment No. 7 to Form S-11

  10.126  Guaranty and Suretyship Agreement by              Filed as Exhibit 10(U)(3) to
          SFC and Sports and Fitness Clubs of               Registrant's Post Effective
          America, Inc. ("SFCA") to QRS 11-21.              Amendment No. 7 to Form S-11

  10.127  Purchase Agreement between QRS 11-21,             Filed as Exhibit 10(U)(4) to
          as owner, and SFC, as buyer.                      Registrant's Post Effective
                                                            Amendment No. 7 to Form S-11

  10.128  Term Loan Agreement between QRS 11-21,            Filed as Exhibit 10(U)(5) to
          as borrower, and Union Planters National          Registrant's Post Effective
          Bank, as lender ("Union Planters").               Amendment No. 7 to Form S-11

  10.129  Note in the amount of $2,800,000 dated            Filed as Exhibit 10(U)(6) to
          July 20, 1993 from QRS 11-21 for the              Registrant's Post Effective
          benefit of Union Planters.                        Amendment No. 7 to Form S-11

  10.130  Deed of Trust, Assignment of Rents and            Filed as Exhibit 10(U)(7) to
          Security Agreement from QRS 11-21 for the         Registrant's Post Effective
          benefit of Union Planters.                        Amendment No. 7 to Form S-11

  10.131  Acknowledgment of Assignment of Lease,            Filed as Exhibit 10(U)(8) to
          Guaranty and Purchase Agreements between          Registrant's Post Effective
          SCM, SFC, SFCA, QRS 11-21 and Union Planters.     Amendment No. 7 to Form S-11

  10.132  Real Estate Contract of Sale between              Filed as Exhibit 10(V)(1) to
          Abacus Capital Corporation, as seller,            Registrant's Post Effective
          and Registrant, or its assigns, as Buyer.         Amendment No. 7 to Form S-11

  10.133  Real Estate Contract of Sale between              Filed as Exhibit 10.1 to
          Abacus Capital Corporation ("Abacus"), as         Registrant's Form 8-K
          seller, and Registrant, as buyer.                 dated February 24, 1994

  10.134  Assignment of Real Estate Contract of             Filed as Exhibit 10.2 to
          Sale from Registrant to the PETsMART              Registrant's Form 8-K
          Subsidiary.                                       dated February 24, 1994

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.135  Assignment and Assumption of Lease                Filed as Exhibit 10.3 to
          between Abacus and the PETsMART                   Registrant's Form 8-K
          Subsidiary.                                       dated February 24, 1994

  10.136  Loan Agreement between NationsBank and            Filed as Exhibit 10.4 to
          the PETsMART Subsidiary.                          Registrant's Form 8-K
                                                            dated February 24, 1994

  10.137  $2,500,000 Promissory Note made by the            Filed as Exhibit 10.5 to
          PETsMART Subsidiary to NationsBank.               Registrant's Form 8-K
                                                            dated February 24, 1994

  10.138  Deed of Trust, Assignment, Security               Filed as Exhibit 10.6 to
          Agreement and Financing Statement from            Registrant's Form 8-K
          the PETsMART Subsidiary to NationsBank.           dated February 24, 1994

  10.139  Lease Agreement between the Braintree             Filed as Exhibit 10.7 to
          Subsidiary, as landlord, and Barnes               Registrant's Form 8-K
          & Noble, as tenant.                               dated February 24, 1994

  10.140  Real Estate Purchase and Sale Contract            Filed as Exhibit 10.8 to
          between the ELWA Subsidiary, as buyer,            Registrant's Form 8-K
          and Big V, as seller.                             dated February 24, 1994

  10.141  Lease Agreement between the ELWA                  Filed as Exhibit 10.9 to
          Subsidiary, as landlord, and                      Registrant's Form 8-K
          Big V as tenant.                                  dated February 24, 1994

  10.142  Guaranty and Suretyship Agreement                 Filed as Exhibit 10.10 to
          executed by Big V Holding.                        Registrant's Form 8-K
                                                            dated February 24, 1994

  10.143  Amended, Restated and Consolidated Bonds          Filed as Exhibit 10.11 to
          to Key Bank, as lender, from the ELWA             Registrant's Form 8-K
          Subsidiary, as borrower.                          dated February 24, 1994

  10.144  Amended and Restated Mortgage and                 Filed as Exhibit 10.12 to
          Security Agreement from the ELWA                  Registrant's Form 8-K
          Subsidiary, to Key Bank.                          dated February 24, 1994

  10.145  Limited Guaranty of Payment from the              Filed as Exhibit 10.13 to
          Company to Key Bank.                              Registrant's Form 8-K
                                                            dated February 24, 1994

  10.146  Lease Agreement between the Brownwood             Filed as Exhibit 10.14 to
          Subsidiary, as landlord, and Superior,            Registrant's Form 8-K
          as tenant.                                        dated February 24, 1994

  10.147  Guaranty and Suretyship Agreement from            Filed as Exhibit 10.15 to
          Alpine to Registrant.                             Registrant's Form 8-K
                                                            dated February 24, 1994

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.148  $2,700,000 Real Estate Note from the              Filed as Exhibit 10.16 to
          Brownwood Subsidiary, as maker, to                Registrant's Form 8-K
          Creditanstalt, as holder.                         dated February 24, 1994

  10.149  Deed of Trust and Security Agreement by           Filed as Exhibit 10.17 to
          the Brownwood Subsidiary, as guarantor            Registrant's Form 8-K
          to Hazen H. Dempster, as trustee.                 dated February 24, 1994

  10.150  Guaranty and Agreement between the                Filed as Exhibit 10.18 to
          Company and Creditanstalt.                        Registrant's Form 8-K
                                                            dated February 24, 1994

  10.151  Assignment of Contract from Hyde Park             Filed as Exhibit 10.19 to
          Holdings, Inc. to the Cleveland                   Registrant's Form 8-K
          Subsidiary.                                       dated February 24, 1994

  10.152  Lease Agreement between the Cleveland             Filed as Exhibit 10.20 to
          Subsidiary, as landlord, and Nicholson,           Registrant's Form 8-K
          as tenant.                                        dated February 24, 1994

  10.153  $4,000,000 Cognovit Promissory Note               Filed as Exhibit 10.21 to
          from the Cleveland Subsidiary to Bank             Registrant's Form 8-K
          One.                                              dated February 24, 1994

  10.154  Mortgage Deed, Security Agreement and             Filed as Exhibit 10.22 to
          Assignment of Rents and Leases from the           Registrant's Form 8-K
          Cleveland Subsidiary to Bank One.                 dated February 24, 1994

  10.155  Business Loan Agreement between the               Filed as Exhibit 10.23 to
          Cleveland Subsidiary, and Bank One.               Registrant's Form 8-K
                                                            dated February 24, 1994

  10.156  Guaranty from Registrant to Bank One.             Filed as Exhibit 10.24 to
                                                            Registrant's Form 8-K
                                                            dated February 24, 1994

  10.157  Lease Agreement between the Gensia                Filed as Exhibit 10.25 to
          Partnership, as landlord, and Gensia,             Registrant's Form 8-K
          as tenant.                                        dated February 24, 1994

  10.158  $13,000,000 Promissory Note from the              Filed as Exhibit 10.26 to
          Gensia Partnership to Northwestern.               Registrant's Form 8-K
                                                            dated February 24, 1994

  10.159  Deed of Trust, Security Agreement and             Filed as Exhibit 10.27 to
          Financing Statement from the Gensia               Registrant's Form 8-K
          Partnership to Northwestern.                      dated February 24, 1994

  10.160  Guarantee of Recourse Obligations from            Filed as Exhibit 10.28 to
          Registrant and CPA(R):12 to Northwestern.         Registrant's Form 8-K
                                                            dated February 24, 1994

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.161  Assignment of Earnest Money Contract              Filed as Exhibit 10.29 to
          from Garden Ridge to the Round Rock               Registrant's Form 8-K
          Subsidiary.                                       dated February 24, 1994

  10.162  Lease Agreement between the Round Rock            Filed as Exhibit 10.30 to
          Subsidiary, as landlord, and Garden               Registrant's Form 8-K
          Ridge, as tenant.                                 dated February 24, 1994

  10.163  $3,465,000 Note from the Round Rock               Filed as Exhibit 10.31 to
          Subsidiary to Garden Ridge.                       Registrant's Form 8-K
                                                            dated February 24, 1994

  10.164  Deed of Trust and Security Agreement              Filed as Exhibit 10.32 to
          from the Round Rock Subsidiary to Garden          Registrant's Form 8-K
          Ridge.                                            dated February 24, 1994

  10.165  $1,700,000 Promissory Note from the               Filed as Exhibit 10.33 to
          Plano Subsidiary to National Western.             Registrant's Form 8-K
                                                            dated February 24, 1994

  10.166  Deed of Trust, Security Agreement and             Filed as Exhibit 10.34 to
          Financing Statement from the Plano                Registrant's Form 8-K
          Subsidiary to National Western.                   dated February 24, 1994

  10.167  Lease Agreement dated June 15, 1994 between       Filed as Exhibit 10.167 to
          CTC (VA) QRS 11-32, Inc., as Landlord, and        Registrant's Form 10-K for the
          Childtime Childcare, Inc., as Tenant.             year ended December 31, 1994
                                                            dated March 31, 1995

  10.168  Construction Agency Agreement dated June 15,      Filed as Exhibit 10.168 to
          1994 between Childtime Childcare, Inc. and        Registrant's Form 10-K for the
          CTC (VA) QRS 11-32, Inc.                          year ended December 31, 1994
                                                            dated March 31, 1995

  10.169  Lease Agreement dated August 11, 1994 by and      Filed as Exhibit 10.169
          to between Neenah (WI) QRS 11-31, Inc., as        Registrant's Form 10-K for the
          Landlord, and Exide Electronic Assembly           year ended December 31, 1994
          Corporation, as Tenant.                           dated March 31, 1995

  10.170  $5,000,000 Real Estate Note dated August 11,      Filed as Exhibit 10.170 to
          1994 from Neenah (WI) QRS 11-31, Inc., as         Registrant's Form 10-K for the
          Maker, and Creditanstalt Corporate Finance,       year ended December 31, 1994
          Inc., as Holder.                                  dated March 31, 1995

  10.171  Lease Agreement dated September 30, 1994 by       Filed as Exhibit 10.171 to
          and between CFP Associates, as Landlord, and      Registrant's Form 10-K for the
          Custom Foods Products, Inc., as Tenant.           year ended December 31, 1994
                                                            dated March 31, 1995

  10.172  Loan Agreement dated September 30, 1994           Filed as Exhibit 10.172 to
          between CFP Associates, as Borrower, and          Registrant's Form 10-K for the
          Greyrock Capital Group Inc., as Lender.           year ended December 31, 1994
                                                            dated March 31, 1995

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------

  10.173  $2,000,000 Note dated September 30, 1994          Filed as Exhibit 10.173 to
          from CFP Associates, as Maker, and                Registrant's Form 10-K for the
          Greyrock Capital Group Inc., as Payee.            year ended December 31, 1994
                                                            dated March 31, 1995

  10.174  $200,000 Maximum Amount Promissory Note           Filed as Exhibit 10.174 to
          dated September 30, 1994 from CFP Associates,     Registrant's Form 10-K for the
          as Maker, to Custom Foods Products, Inc., as      year ended December 31, 1994
          Payee.                                            dated March 31, 1995

  10.175  Lease Agreement dated October 14, 1994 by and     Filed as Exhibit 10.175 to
          between ADS (CA) QRS 11-34, Inc., as Landlord,    Registrant's Form 10-K for the
          and Chiat/Day Inc. Advertising, as Tenant.        year ended December 31, 1994
                                                            dated March 31, 1995

  10.176  $6,000,000 Promissory Note dated October 14,      Filed as Exhibit 10.176 to
          1994 from ADS (CA) QRS 11-34, Inc., as            Registrant's Form 10-K for the
          Borrower, to Kearneys Street Real Estate          year ended December 31, 1994
          Company, L.P., as Lender.                         dated March 31, 1995

  10.177  $3,000,000 Purchase Money Promissory Note         Filed as Exhibit 10.177 to
          secured by Deed of Trust dated October 14,        Registrant's Form 10-K for the
          1994 from ADS (CA) QRS 11-34, Inc., as Maker,     year ended December 31, 1994
           to Venice Operating Corp., as Holder.            dated March 31, 1995

  10.178  Lease Agreement dated October 31, 1995 by and     Filed as Exhibit 10.33 to
          between DELMO (PA) QRS 11-36 and DELMO (PA)       Registrant's Form 8-K
          QRS 12-10 together as Landlord and Del Monte      dated March 21, 1996
          Corporation, as Tenant.

  10.179  Lease Agreement dated December 26, 1995 by and    Filed as Exhibit 2.1 to
          between Cards Limited Liability Company, as       Registrant's Form 8-K
          Landlord, and The Upper Deck Company, as Tenant.  dated March 21, 1996

  10.180  $15,000,000 Promissory Note dated January 3,      Filed as Exhibit 2.2 to
          1996 from Cards Limited Liability Company to      Registrant's Form 8-K
          Column Financial, Inc.                            dated March 21, 1996

  21.1    Subsidiaries of Registrant as of                  Filed as Exhibit 22.1 to
          March 31, 1993.                                   Registrant's Form 10-K for the
                                                            year ended December 31, 1992
                                                            dated March 31, 1993

  21.2    Subsidiaries of Registrant.                       Filed as Exhibit 22 to
                                                            Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  21.3    Subsidiaries of Registrant.                       Filed as Exhibit 22 to
                                                            Registrant's Post Effective
                                                            Amendment No. 7 to Form S-11

  21.4    Subsidiaries of Registrant.                       Filed as Exhibit 22.4 to
                                                            Registrant's Form 10-K for the
                                                            year ended December 31, 1993

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------

  21.5    Subsidiaries of Registrant as of March 31, 1995.  Filed as Exhibit 22.5 to
                                                            Registrant's Form 10-K for the
                                                            year ended December 31, 1994
                                                            dated March 31, 1995

  21.6    Subsidiaries of Registrant as of March 31, 1996.  Filed as Exhibit 22.6 to
                                                            Registrant's Form 10-K for the
                                                            year ended December 31, 1995
                                                            dated March 28, 1996

  21.7    Subsidiaries of Registrant as of March 31, 1997   Filed herewith

  23.1    Consent of Coopers & Lybrand dated                Filed as Exhibit 24(B)(6) to
          June 15, 1993.                                    Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  23.2    Consent of Coopers & Lybrand dated                Filed as Exhibit 24(B)(7) to
          August 9, 1993.                                   Registrant's Post Effective
                                                            Amendment No. 7 to Form S-11

  23.3    Consent of Coopers & Lybrand dated                Filed as Exhibit 24.3 to
          March 28, 1996                                    Registrant's Form 10-K for the
                                                            year ended December 31, 1995
                                                            dated March 28, 1996

  23.4    Consent of Coopers & Lybrand dated                Filed here with
          March 27, 1997

  28.1    General Warranty Deed from                        Filed as Exhibit 28(C)(1)
          Amerisure, Inc. to (SC) QRS 11-11                 to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

  28.2    Amended and Restated Sublease Agreement           Filed as Exhibit 28(C)(2)
          between MMI, as sublandlord, and Unisun           to Registrant's Post Effective
          Insurance Company ("UIC").                        Amendment No. 5 to Form S-11

  28.3    General warranty Deed from FPC to QRS             Filed as Exhibit 28(D)(1) to
          11-10.                                            Registrant's Post Effective
                                                            Amendment No. 5 to Form S-11

  28.4    Deed from Unit to QRS 11-12.                      Filed as Exhibit 28(E)(1)
                                                            to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

  28.5    Lease between Unit, as landlord, and              Filed as Exhibit 28(E)(2)
          SLS, as tenant, as amended.                       to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

  28.6    Special warranty Deed from CTA, as                Filed as Exhibit 28(F)(1)
          Grantor to QRS 11-14, as Grantee.                 to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------

  28.7    Lease Agreement between CTA and AT&T.             Filed as Exhibit 28(F)(2)
                                                            to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

  28.8    Leasehold Deed of Trust from Neodata for          Filed as Exhibit 28.1 to
          benefit of General Electric Capital               Registrant's Form 8-K dated
          Corporation.                                      October 29, 1992

  28.9    General Warranty Deed from Amerisure              Filed as Exhibit 28.1 to
          QRS 11-11.                                        Registrant's Form 8-K dated
                                                            January 5, 1993
  28.10   Amended and Restated Sublease Agreement           Filed as Exhibit 28.2 to
          between MMI, as sublandlord, and Unisun           Registrant's Form 8-K dated
          Insurance Company.                                January 5, 1993

  28.11   General Warranty Deed from Fairview Plaza         Filed as Exhibit 28.3 to
          Corporation to QRS 11-10.                         Registrant's Form 8-K dated
                                                            January 5, 1993

  28.12   Deed from Unit to QRS 11-12.                      Filed as Exhibit 28.4 to
                                                            Registrant's Form 8-K dated
                                                            January 5, 1993

  28.13   Lease between Unit, as landlord, and              Filed as Exhibit 28.5 to
          SLS, as tenant, as amended.                       Registrant's Form 8-K dated
                                                            January 5, 1993

  28.14   Prospectus dated January 21, 1993 of              Filed pursuant to Rule
          Registrant.                                       424(b)(s) on January 26, 1993
                                                            (Registration No. 33-39409)

  28.15   Supplement No. 1 dated March 17, 1993             Filed pursuant to Rule
          to Prospectus dated January 21, 1993.             424(b)(s) on March 17, 1993
                                                            (Registration No. 33-39409)

  28.16   Quit Claim Deed from Oakbrook to                  Filed as Exhibit 28.1 to Registrant's
          QRS 11-15.                                        Form 8-K dated April 5, 1993

  28.17   Lease Agreement between Oakbrook and              Filed as Exhibit 28.2 to Registrant's
          B. Dalton Bookseller, Inc. ("B. Dalton").         Form 8-K dated April 5, 1993

  28.18   First Amendment between Oakbrook and              Filed as Exhibit 28.3 to Registrant's
          B. Dalton Bookseller, Inc.                        Form 8-K dated April 5, 1993

  28.19   Lease Guaranty to Oakbrook from Barnes            Filed as Exhibit 28.4 to Registrant's
          & Noble, Inc.                                     Form 8-K dated April 5, 1993

  28.20   Guaranty and Suretyship Agreement from            Filed as Exhibit 28.5 to
          Data Documents Holdings, Inc. to QRS              Registrant's Form 8-K dated
          10-15 and QRS 11-13.                              April 5, 1993

  28.21   Guaranty from Corporate Property                  Filed as Exhibit 28.6 to
          Associates 10 Incorporated and                    Registrant's Form 8-K dated
          Registrant to US West.                            April 5, 1993

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------

  28.22   Guaranty from Registrant to Orix.                 Filed as Exhibit 28.1 to Registrant's
                                                            Form 8-K dated May 6, 1993

  28.23   Special Warranty Deed from Merit                  Filed as Exhibit 28(G)(1) to
          to QRS 11-20.                                     Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  28.24   Table VI: Acquisitions of Properties              Filed as Exhibit 28(H) to
          by Prior Programs.                                Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11
  28.25   Limited Warranty Deed from                        Filed as Exhibit 28.1 to
          the David F. Bolger Revocable Trust               Registrant's Form 8-K
          to the Braintree Subsidiary.                      dated February 24, 1994

  28.26   Special Warranty Deed from Superior to            Filed as Exhibit 28.2 to
          the Brownwood Subsidiary.                         Registrant's Form 8-K
                                                            dated February 24, 1994

  28.27   Corporation Grant Deed from Gensia to             Filed as Exhibit 28.3 to
          the Gensia Partnership.                           Registrant's Form 8-K
                                                            dated February 24, 1994

  28.28   Supplement No. 2 dated June 15, 1993              Filed as Exhibit 28.28 to
          to Prospectus dated January 21, 1993.             Registrant's Form 10-K for the
                                                            year ended December 31, 1993

  28.29   Supplement No. 3 dated August 11, 1993            Filed as Exhibit 28.29 to
          to Prospectus dated January 21, 1993.             Registrant's Form 10-K for the
                                                            year ended December 31, 1993









   (b)   Reports on Form 8-K

              During the quarter ended December 31, 1996 the Registrant was not required to file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CAREY INSTITUTIONAL PROPERTIES INCORPORATED a Maryland corporation


   4/3/97                      /s/ Claude Fernandez
--------------               -----------------------------------
     Date                    Claude Fernandez
                             Executive Vice President and
                             Chief Administrative Officer
                             (Principal Financial Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                        CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                              William P. Carey
                              Chairman of the Board
                              and Director
                              (Principal Executive Officer)

                              Francis J. Carey
                              President and Director

                                                    BY:   /s/ George E. Stoddard
                                                         -----------------------
                              Ralph G. Coburn            George E. Stoddard
                              Director                   Attorney in fact
                                                         April 3, 1997

                              Charles C. Townsend, Jr.
                              Director

                              William Ruder
                              Director

                              Warren G. Wintrub
                              Director

   4/3/97                      /s/ Claude Fernandez
--------------               -----------------------------------
     Date                     Claude Fernandez
                              Executive Vice President and
                              Chief Administrative Officer
                              (Principal Financial Officer)

   4/3/97                      /s/ Michael D. Roberts
--------------               -----------------------------------
     Date                     Michael D. Roberts
                              First Vice President and Controller
                              (Principal Accounting Officer)

                        REPORT of INDEPENDENT ACCOUNTANTS




To the Board of Directors of
  CAREY INSTITUTIONAL PROPERTIES Incorporated and Subsidiaries:


              Our report on the consolidated financial statements of CAREY INSTITUTIONAL PROPERTIES Incorporated and Subsidiaries has been incorporated by reference in this Form 10-K from page 5 of the 1996 Annual Report to Shareholders of CAREY INSTITUTIONAL PROPERTIES Incorporated and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on pages 43 to 46 of this Form 10-K.

              In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                                     /s/Coopers & Lybrand L.L.P.
New York, New York
March 24, 1997

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 1996



                                                       Initial Cost to             Costs
                                                           Company              Capitalized
                                                    ---------------------      Subsequent to
     Description                Encumbrances        Land        Buildings     Acquisition (a)
     -----------                ------------        ----        ---------     ---------------

Operating Method:
 Retail stores leased to
  Wal-Mart Stores, Inc.          $ 7,147,211    $   807,423    $ 6,864,802      $    87,746
 Supermarket leased
  to Safeway Stores
  Incorporated                                      336,426        941,959         14,621
 Office/Manufacturing
  facility leased to
  CalComp Technology, Inc.
  (formerly Summagraphics
  Corporation)                     1,712,100        751,453      2,536,047              841
 Manufacturing/Distributing
  facility leased to
  Neodata Corporation             10,948,424      1,515,879        503,734       15,125,189
 Warehouse/Manufacturing
  facility leased to
  Bell Sports, Inc.                4,620,500        283,726      5,066,274        3,322,270
 Warehouse leased to GATX
  Logistics, Inc.                  3,918,528      1,350,444      4,574,557           60,676
 Warehouse leased to
  Lucent Technologies, Inc.       10,300,000      1,290,631     15,937,369          183,803
 Land leased to
  Barnes & Noble, Inc.             2,660,753      4,759,017                          47,962
 Land leased to
  Best Buy Co., Inc.              12,266,760     18,579,019                             646
 Land leased to Lincoln
  Technical Institute
  of Arizona, Inc.                 1,660,946      2,516,671                             696
 Office/warehouse leased to
  Merit Medical Systems, Inc.      6,259,608        380,000                      10,505,349
 Retail store leased
  to Waban, Inc.                   6,707,101      6,119,530      3,630,470          230,327
 Land leased to
  Q Clubs, Inc. (formerly
  Sports & Fitness
  Clubs of America, Inc.)            965,180      2,073,578                           1,026


                                                                                                                       Life on which
                                                                                                                       Depreciation
                                    Gross Amount at which Carried                                                        in Latest
                                    at Close of Period  (b)(d)                                                          Statement of
                                    -------------------------------------       Accumulated                                Income
     Description                    Land          Buildings         Total     Depreciation (d)   Date Acquired          is Computed
     -----------                    ----          ---------         -----     ----------------   -------------          -----------

Operating Method:
 Retail stores leased to                                                                          December 19,
  Wal-Mart Stores, Inc.         $   816,658      $ 6,943,313    $ 7,759,971     $  875,114            1991                  40 yrs.
 Supermarket leased
  to Safeway Stores                                                                               December 19,
  Incorporated                      340,274          952,732      1,293,006        120,079            1991                  40 yrs.
 Office/Manufacturing
  facility leased to
  CalComp Technology, Inc.
  (formerly Summagraphics
  Corporation)                      751,645        2,536,696      3,288,341        293,300        May 28, 1992              40 yrs.
 Manufacturing/Distributing
  facility leased to                                                                              October 1,
  Neodata Corporation             1,519,885       15,624,917     17,144,802        781,246            1992                  40 yrs.
 Warehouse/Manufacturing
  facility leased to                                                                              November 6,
  Bell Sports, Inc.                 283,793        8,388,477      8,672,270        754,358            1992                  40 yrs.
 Warehouse leased to GATX                                                                         December 23,
  Logistics, Inc.                 1,364,272        4,621,405      5,985,677        466,931            1992                  40 yrs.
 Warehouse leased to
  Lucent Technologies, Inc.       1,295,387       16,116,416     17,411,803      1,624,835        December 30, 1992         40 yrs.
 Land leased to                                                                                   February 23, 1993
  Barnes & Noble, Inc.            4,806,979                       4,806,979                       and October 1, 1993        N/A
 Land leased to
  Best Buy Co., Inc.             18,579,665                      18,579,665                       April 15, 1993             N/A
 Land leased to Lincoln
  Technical Institute
  of Arizona, Inc.                2,517,367                       2,517,367                       May 3, 1993                N/A
 Office/warehouse leased to
  Merit Medical Systems, Inc.       380,000       10,505,349     10,885,349        503,381        June 3, 1993              40 yrs.
 Retail store leased
  to Waban, Inc.                  6,263,907        3,716,420      9,980,327        328,448        June 29, 1993             40 yrs.
 Land leased to
  Q Clubs, Inc. (formerly
  Sports & Fitness
  Clubs of America, Inc.)         2,074,604                       2,074,604                       July 16, 1993              N/A

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 1996




                                                      Initial Cost to             Costs
                                                          Company              Capitalized
                                                   ---------------------      Subsequent to
     Description                Encumbrances       Land        Buildings     Acquisition (a)
     -----------                ------------       ----        ---------     ---------------

Operating Method:
(Continued):
 Warehouse facility leased
  to Petsmart, Inc.               2,310,780        106,603       4,444,397         42,817
 Manufacturing facility
  leased to Plexus Corp.          4,739,600        125,340       9,124,660          5,745
 Childcare centers leased to
  Childtime Childcare, Inc.       2,500,000      1,198,750                      3,422,172
 Office building leased to
  Omnicom Group, Inc.             9,185,583      2,566,880      13,476,120         14,172
 Retail stores leased to
  Garden Ridge Corporation        7,946,790      2,197,500       4,112,500      5,054,413
 Warehouses and special
  purpose facility leased to
  Del Monte Corporation           5,933,629        304,073                      9,924,088
 Health club leased to
  Q Clubs, Inc. (formerly
  Sports & Fitness Clubs
  of America, Inc.)                                912,855       4,323,145
 Warehouse/office leased
  to Hibbett Sporting
  Goods, Inc.                     2,885,359        660,000       4,040,000
 Distribution/warehouse
  leased to Detroit
  Diesel Corporation                             2,782,860       6,542,140
                               ------------    -----------    ------------    ------------
                               $104,668,852    $51,618,658    $ 86,118,174    $ 48,044,559
                               ============    ===========    ============    ============


                                                                                                                       Life on which
                                                                                                                       Depreciation
                                  Gross Amount at which Carried                                                          in Latest
                                  at Close of Period  (b)(d)                                                            Statement of
                                  -------------------------------------       Accumulated                                  Income
     Description                  Land          Buildings         Total     Depreciation (d)   Date Acquired            is Computed
     -----------                  ----          ---------         -----     ----------------   -------------            -----------

Operating Method:
(Continued):
 Warehouse facility leased
  to Petsmart, Inc.                107,606       4,486,211      4,593,817         359,832       October 26, 1993           40 yrs.
 Manufacturing facility
  leased to Plexus Corp.           125,418       9,130,327      9,255,745         542,113       August 11, 1994            40 yrs.
 Childcare centers leased to                                                                    June 15, 1994 through
  Childtime Childcare, Inc.      1,198,750       3,422,172      4,620,922         110,508       November 18, 1994          40 yrs.
 Office building leased to
  Omnicom Group, Inc.            2,569,147      13,488,025     16,057,172         744,651       October 14, 1994           40 yrs.
 Retail stores leased to
  Garden Ridge Corporation       2,197,998       9,166,415     11,364,413         160,432       May 29, 1995                N/A
 Warehouses and special
  purpose facility leased to
  Del Monte Corporation            374,698       9,853,463     10,228,161         116,284       November 9, 1995            N/A
 Health club leased to
  Q Clubs, Inc. (formerly
  Sports & Fitness Clubs
  of America, Inc.)                912,855       4,323,145      5,236,000          94,569       February 6, 1996            N/A
 Warehouse/office leased
  to Hibbett Sporting
  Goods, Inc.                      660,000       4,040,000      4,700,000          88,375       February 12, 1996           N/A
 Distribution/warehouse
  leased to Detroit
  Diesel Corporation             2,782,860       6,542,140      9,325,000           6,815       December 17, 1996           N/A
                               -----------    ------------   ------------     -----------
                               $51,923,768    $133,857,623   $185,781,391     $ 7,971,271
                               ===========    ============   ============     ===========


See accompanying notes to Schedule.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 1996


                                                         Initial Cost to             Costs            Increase
                                                             Company              Capitalized      (Decrease) In
                                                      ---------------------      Subsequent to          Net
     Description                   Encumbrances       Land        Buildings     Acquisition (a)   Investment (c)(d)
     -----------                   ------------       ----        ---------     ---------------   -----------------

Direct Financing Method:
Office buildings and
 supermarkets formerly leased
  to Harvest Foods, Inc.           $ 5,781,854    $ 1,606,249    $ 8,476,251     $     1,917        $ (1,834,417)
Retail store leased to
 Oshman Sporting
 Goods, Inc.                         1,592,290        700,356      2,494,843          37,695             191,475
Office buildings leased
 to Michigan Mutual
 Insurance Company                   9,500,000      1,965,093     11,884,907           5,919              91,895
Supermarkets leased
 to Big V Holding Corp.              7,262,698      3,724,889     16,399,261          89,555          (5,465,579)
Retail stores leased to
 Barnes & Noble, Inc.                3,089,562                     5,525,983          49,806             539,924
Retail stores leased to
 Best Buy Co., Inc.                 18,258,487                    27,653,981             962            (495,567)
Technical training institute
 leased to Lincoln Technical
 Institute of Arizona, Inc.          4,014,861                     6,083,329           1,684
Health club leased to Q Clubs,
 Inc. (formerly Sports &
 Fitness Clubs of America)           1,634,448                     3,511,422           1,737
Warehouse/distribution
 facility leased to Nich-
 olson Warehouse, Inc.               3,764,210        598,544      6,316,456           1,370             (28,235)
Manufacturing facility leased
 to Superior Telecomm-
 unications                          2,519,750        295,032      4,704,968           1,885            (161,794)
Food processing/warehouse
 facility leased to Custom
 Food Products, Inc.                   197,094         27,000                      5,536,384
                                   -----------    -----------   ------------     -----------        ------------
                                   $57,615,254    $ 8,917,163   $ 93,051,401     $ 5,728,914        $ (7,162,298)
                                   ===========    ===========   ============     ===========        ============

                                    Gross Amount at which Carried
                                    at Close of Period  (b)(d)
                                    -------------------------------------         Accumulated
     Description                    Land          Buildings         Total       Depreciation (d)        Date Acquired
     -----------                    ----          ---------         -----       ----------------        -------------

Direct Financing Method:
Office buildings and
 supermarkets formerly leased
  to Harvest Foods, Inc.                                       $  8,250,000                             February 21, 1992
Retail store leased to
 Oshman Sporting
 Goods, Inc.                                                      3,424,369                             December 10, 1992
Office buildings leased
 to Michigan Mutual
 Insurance Company                                               13,947,814                             December 21, 1993
Supermarkets leased
 to Big V Holding Corp.                                          14,748,126                             December 23, 1993 and
Retail stores leased to                                                                                 October 8, 1993
 Barnes & Noble, Inc.                                             6,115,713                             February 23, 1993 and
Retail stores leased to                                                                                 October 1, 1993
 Best Buy Co., Inc.                                              27,159,376                             April 15, 1993
Technical training institute
 leased to Lincoln Technical
 Institute of Arizona, Inc.                                       6,085,013                             May 3, 1993
Health club leased to Q Clubs,
 Inc. (formerly Sports &
 Fitness Clubs of America)                                        3,513,159                             July 16, 1993
Warehouse/distribution
 facility leased to Nich-
 olson Warehouse, Inc.                                            6,888,135                             December 13, 1993
Manufacturing facility leased
 to Superior Telecomm-
 unications                                                       4,840,091                             December 16, 1993
Food processing/warehouse
 facility leased to Custom
 Food Products, Inc.                                              5,563,384                             September 30, 1994
                                                               ------------
                                                               $100,535,180
                                                               ============


See accompanying notes to Schedule.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

                  NOTES to SCHEDULE SCHEDULE III - REAL ESTATE
                          and ACCUMULATED DEPRECIATION


(a) Consists of the costs of improvements subsequent to purchase and acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

(b) At December 31, 1996, the aggregate cost of real estate owned by Registrant and its subsidiaries for Federal income tax purposes is $235,467,712.

(c) The increase (decrease) in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received, the sale of a tenancy-in-common interest to an affiliate in a prior year and a writedown to net realizable value.

(d)
                     Reconciliation of Real Estate Accounted
                         for Under the Operating Method

                                              December 31,      December 31,
                                                  1995              1996
                                             -------------      ------------
    Balance at beginning
       of year                               $ 131,426,969      $152,719,747

    Reclassification to investment
       in direct financing lease                (5,001,886)        5,252,298

    Reclassification from investment
       in direct financing lease                17,120,854

    Reclassification to real estate
       held for sale                            (2,770,895)

    Additions                                   11,944,705        27,809,346
                                             -------------      ------------

    Balance at close of
       year                                  $ 152,719,747      $185,781,391
                                             =============      ============


                   Reconciliation of Accumulated Depreciation

                                              December 31,      December 31,
                                                  1995              1996
                                              -----------       -----------
    Balance at beginning
       of year                                $ 2,829,777       $ 5,006,484

    Depreciation expense                        2,493,366         2,968,173

    Reclassification to investment
       in direct financing lease                 (161,795)

    Reclassification to real estate
       held for sale                             (154,864)           (3,386)
                                              -----------       -----------

    Balance at close of
                                              $ 5,006,484       $ 7,971,271
                                              ===========       ===========

                                                         APPENDIX A TO FORM 10-K













                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                AND SUBSIDIARIES
































                                                              1996 ANNUAL REPORT

SELECTED FINANCIAL DATA


(In thousands except per share amounts)

                                      1992           1993            1994            1995            1996
                                      ----           ----            ----            ----            ----
OPERATING DATA:
Revenues                           $  5,306        $ 17,637        $ 25,958        $ 29,238        $ 32,547

  Income before
      extraordinary item              2,017           7,991          11,615           9,629          10,421

  Income per share before
      extraordinary item                .31             .65             .82             .68             .66

  Cash flow from operations           2,913          10,718          12,087          13,009          15,346

  Dividends paid                      2,916           8,122          11,359          11,453          12,488

  Dividends per share (1)               .71             .76             .80             .81             .82

Payments of mortgage
      principal (2)                      55           1,061           2,489           2,905           3,353



BALANCE SHEET DATA:

Total assets                        119,051         254,304         276,266         299,434         320,510

Long-term obligations (3)            27,995         124,555         141,123         150,829         145,836












----------
(1) Includes distributions attributable to the fourth quarter paid in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year.

(2)  Represents scheduled mortgage principal amortization paid.

(3) Represents limited recourse mortgage and note payable obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS



                  Results of Operations


                  The Company's primary objectives are to provide rising cash flow and property values, protecting its investors from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt. In addition, the Company has successfully negotiated grants of common stock warrants from selected tenants and expects to realize the benefits of appreciation from those grants. While the Company cannot guarantee that its objectives will be ultimately realized, cash flow from operations has increased each year since inception and the first independent valuation of its assets (as of December 31, 1995) reflected significant appreciation in property values.

                  Net income for the year ended December 31, 1996 increased by $918,000 as compared with the prior year. Excluding the effect of gains from the sale of assets in both 1995 and 1996, extraordinary charges of $401,000 and $275,000 in 1995 and 1996, respectively and a noncash charge of $1,753,000 on the writedown of properties to net realizable value, income, as adjusted, would have reflected an increase of $2,516,000. Such increase was due to increases in lease revenues and income from equity investments and were partially offset by increases in interest, depreciation and property expenses.

                  Lease revenues increased as the result of the completion of construction on build-to-suit projects in 1995 and 1996 and the acquisitions of additional properties in 1996. Build-to-suit projects under leases with Custom Food Products, Inc. ("Custom Food"), Childtime Childcare, Inc. ("Childtime") and Garden Ridge Corporation ("Garden Ridge") were completed in 1995 and the Del Monte Corporation ("Del Monte") build-to-suit project was completed in 1996. The Company also acquired properties leased to Q Clubs, Inc. ("Q Clubs"), Hibbett Sporting Goods, Inc. ("Hibbett") and Detroit Diesel Corporation ("Detroit Diesel") and funded an expansion of the Custom Food facility. The increase in income from equity investments was due to the purchase, in January 1996, of an interest in a limited liability company which entered into a net lease with The Upper Deck Company ("Upper Deck"). Equity income from the Company's investment in a real estate investment trust which net leases 13 Courtyard by Marriott hotels to Marriott International, Inc. ("Marriott") increased due to increasing amortization of principal on a limited recourse mortgage loan which is amortizing over 16 3/4 years and an increase in rentals received pursuant to a sales override provision in the Marriott lease. Interest expense increased as a result of the Company's obtaining limited recourse mortgage financing on previously unleveraged and newly acquired properties. Depreciation expense increased as a result of the increase in real estate assets. The increase in property expenses was due to higher asset management and subordinated incentive fees directly attributable to the growth in real estate assets under management. Net income was also impacted by a $275,000 extraordinary charge related to a settlement of a dispute relating to the prepayment of a mortgage loan in 1995.

                  Net income for 1995 and 1996 includes gains from the sale of securities related to common stock warrants granted by Garden Ridge. An extraordinary charge on extinguishment of debt of $401,000 was incurred in 1995 in connection with refinancing two mortgage loans. The loans which had annual interest rates of 9.25% and 10% were replaced with a mortgage loan with an annual interest rate of 7.65%.

                  Net income for the year ended December 31, 1995 decreased by $2,387,000 as compared with net income for the year ended December 31, 1994. The results for 1994 included the benefit of a gain of $1,536,000 from the sale of properties and $160,000 from the sale of easement rights. Although the Company realized a gain of $628,000 on the sale of Garden Ridge stock warrants in 1995, the Company also incurred the aforementioned $401,000 extraordinary charge on the extinguishment of debt. Net of these nonrecurring items, income for the year ended December 31, 1995 would have reflected a decrease of

$918,000. The decrease in income was the result of increases in depreciation, amortization, interest and property expenses and was partially offset by an increase in lease revenues. Depreciation and amortization, which are noncash charges, increased by $1,126,000 as a result of an increase in real estate assets and deferred charges related to the placement of limited recourse mortgage financing. The increase in property expenses was primarily due to an increase in asset based fees which resulted from the increase in the Company's real estate assets and costs incurred in connection with the initial independent appraisal of the Company's real estate portfolio. Interest expense increased by $2,485,000 as the result of higher mortgage balances and, to a lesser extent, increases in interest rates on variable rate mortgages. In most instances, the impact of changes on variable rate obligations are passed through as a rent adjustment to lessees so that there is no significant effect on net income. The increase in lease revenues of $3,684,000 was primarily due to the commencement of new leases throughout 1994 and 1995. Such increases in lease revenues more than offset the loss of revenues which resulted from the 1994 sale of the Data Documents Inc. properties. As the result of higher cash balances, other interest income increased; however, consistent with the Company's objectives, such cash was ultimately used to invest in real estate rather than held as cash reserves. The Company reflected an increase in cash flow from operations due to increased lease revenues and the increase in the Company's asset base.

                  Leasing revenues and cash flow for 1997 will benefit from the recognition of a full year's rent on the Del Monte lease which went into effect in July 1996 and on properties acquired in 1996. Cash flow will also benefit from rent increases scheduled over the next several years. Rent increases on the Company's leases with Bell Sports, Inc., Lincoln Technical Institute of Arizona, Inc., Calcomp Technology, Inc., Childtime, Petsmart, Inc., Waban, Inc. and Custom Food are scheduled for 1997. Increases on leases with Michigan Mutual Insurance Company, Detroit Diesel, Oshman Sporting Goods, Inc., Omnicom Group, Inc., Best Buy Co., Inc., Garden Ridge, Big V Holding and Barnes & Noble, Inc. are scheduled in 1998. Future operating cash flow will be affected by the outcome of the Harvest Foods, Inc. ("Harvest") bankruptcy. The Bankruptcy Court agreed to Harvest's plan to terminate the lease in March 1997. Annual cash flow from the Harvest lease was $607,000. There are no assurances that future cash flow from the Harvest property will reach pre-bankruptcy levels. Accordingly, based on Management's assessment of future cash flows, the Harvest properties were written down by $1,753,000 in 1996. A portion of the cash flow will be replaced as the Company has agreements-in-principle to sell one of the properties and lease two others. The Company is actively remarketing all the properties.

                  Cash flow will also be affected by increases in limited recourse mortgage loan financing. In 1996, the Company placed limited recourse financing on the Del Monte, Hibbett, Childtime and Detroit Diesel properties. The Company intends to use or has used a portion of the proceeds from these financings to purchase additional investments to further diversify the Company's portfolio.

                  Because of the long-term nature of the Company's net leases, inflation and changing prices should not unfavorably affect the Company's revenues and net income or have an adverse impact on the continuing operation of the Company's properties. The Company's net leases have rent increases based on the Consumer Price Index ("CPI") or the Producer Price Index, rents based on percentage of sales in excess of a specified level, or other periodic increases which should increase operating revenues in the future. Future rent increases may be affected by changes in the method of how the CPI is calculated. Although there are indications that there may be legislation which considers changes to the methods of calculating the CPI methodology, the Company cannot predict the outcome of any proposal relating to the CPI formula.

                  Financial Condition

                  Except for the properties formerly leased to Harvest, the Company's properties are leased to corporate tenants under long-term net leases which generally require tenants to pay all operating expenses relating to the leased properties. The Company's objective is to use the cash flow from net leases to meet operating expenses, service its debt, maintain adequate cash reserves and fund an increasing rate of dividends to shareholders. A significant portion of the cash provided from operations is distributed to the shareholders in keeping with the Company's objectives. The Company generally structures leases so that they will provide increases in cash flow over their initial terms with such terms generally ranging from 10 to 25 years.

                  Cash provided from operations of $15,071,000, reflecting an increase of 16% from 1995, was sufficient to fund dividend payments of $12,488,000 and $2,583,000 of $3,353,000 of scheduled mortgage principal installments. Future cash flow will benefit from additional purchases of real estate and rent increases. Realization of the full effect of these benefits will depend on the ability to re-lease the properties vacated by Harvest.

                  The Company's investing activities included the use of funds to purchase $19,261,000 of properties and fund $10,134,000 to complete build-to-suit projects. In addition, the Company used $5,410,000 to purchase an interest in a limited liability company which leases property to Upper Deck. The Company received proceeds of $2,044,000 from the sale of two Safeway Stores, Inc. supermarkets and $835,000 from the sale of Garden Ridge stock warrants.

                  The Company's financing activities primarily consisted of using funds provided from operating activities to pay quarterly dividends and scheduled debt service requirements. During 1996, the Company received $11,650,000 of proceeds from the placement of debt on previously unleveraged properties and, $8,000,000 from the refinancing of mortgage debt on the Garden Ridge properties. The Company purchased the Garden Ridge properties in 1994 and 1995 at an aggregate cost of $12,050,000 (including a portion of such cost allocated to stock warrants). The Company was able to use the enhancement to Garden Ridge's credit quality after completion of public stock offering in 1995 to obtain the new financing. The Company received $14,098,000 in 1996 from the issuance of stock, including $13,000,000 raised from institutional investors. The Company repaid an advance of $3,472,000 from the Company's line of credit and prepaid $4,670,000 of mortgage debt.

                  In order to increase the asset base of the Company and to further diversify its real estate portfolio, the Company's Board of Directors authorized an offering of 10,000,000 Shares in a private placement to a limited number of institutional investors. The Company is actively engaged in a marketing effort to raise additional capital from institutional investors. There can be no assurance that the offering will be fully subscribed although Management believes that institutional investors are a promising market for raising additional equity capital. The Company issued 1,300,000 shares at $10 per Share ($13,000,000) in 1995 and 1,130,436 shares at $11.50 per Share
($13,000,000) in 1996. The increase in price per share reflects the increase in real estate values since acquisition based on an independent valuation.

                  At December 31, 1996, the Company held cash and cash equivalents of $15,741,000. Although the Company holds a portion of such cash for working capital purposes, the Company intends to use a substantial portion of the cash for the acquisition of properties. The Company has $11,750,000 available from its line of credit for the purchase or construction of real estate, funding of capital improvements or refinancing of mortgage loans. During the year, a portion of the amounts available under the line of credit, which had been used to fund construction of build-to-suit projects in 1995, was repaid. The Company is in compliance with the terms of its line of credit agreement. The line of credit agreement expires in November 1997.

                  Except for advances drawn under its line of credit, all of the Company's debt is limited recourse mortgage financing collateralized by specific properties. Mortgage loans with combined balances of $5,782,000 and collateralizing the Harvest properties are in default. The loans are subject to acceleration; however notice of acceleration has not been received from the lenders. To the extent that the Company is able to re-lease some or all of the properties, the Company will attempt to restructure the loans with the existing lenders. In the case of mortgage financing that does not fully amortize over its term or is currently due, the Company is responsible for the balloon payment only to the extent of its interest in the encumbered property because the holder of each such obligation has recourse only to the collateral as described above. In the event that balloon payments come due, the Company will seek to refinance the loans, restructure the debt with the existing lenders, evaluate its ability to satisfy the obligation from its existing resources or sell the property and use the sale proceeds to satisfy the mortgage debt. To the extent the remaining initial lease term on any property remains in place for a number of years beyond the balloon payment date, the Company believes that the ability to refinance balloon payment obligations is enhanced. The Company also evaluates all its outstanding loans for refinancing opportunities which may occur as the result of changing interest rates or improvements in the credit rating of tenants which may enable the Company to lower the interest rate on the debt. No balloon payments on the Company's mortgages are scheduled until 1998, at which time two limited recourse loans with an aggregate balance of $6,000,000 will be due. As the properties collateralizing the two loans are subject to long-term leases, the Company believes that the prospects for refinancing the loans are good.

                  In connection with the purchase of its properties, the Company requires sellers of such properties to perform environmental reviews. Management believes, based on the results of such reviews, that the Company's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, the Company's leases generally require tenants to indemnify the Company from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions which allow for periodic environmental assessments, paid for by the tenant, and allow the Company to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow the Company to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions, in the estimation of the Company, are in excess of specified amounts. Accordingly, Management believes that the ultimate resolution of environmental matters will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

                  In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. The impact of the adoption of this statement is not expected to be material to the Company's Consolidated Financial Statements.

                        REPORT of INDEPENDENT ACCOUNTANTS




To the Board of Directors of
 CAREY INSTITUTIONAL PROPERTIES Incorporated and Subsidiaries:


                  We have audited the accompanying consolidated balance sheets of CAREY INSTITUTIONAL PROPERTIES Incorporated and Subsidiaries as of December 31, 1994, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1994, 1995 and 1996. These financial statements are the responsibility of Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor"). Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Advisor, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CAREY INSTITUTIONAL PROPERTIES Incorporated and Subsidiaries as of December 31, 1994, 1995 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1994, 1995 and 1996, in conformity with generally accepted accounting principles.





                                                     /s/Coopers & Lybrand L.L.P.
New York, New York
March 24, 1997

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        December 31, 1994, 1995 and 1996

                                                              1994                 1995                  1996
                                                              ----                 ----                  ----
        ASSETS:
Real estate leased to others:
   Accounted for under the operating method:
         Land                                           $  45,008,758         $  46,359,430         $  51,923,768
         Buildings                                         86,418,211           106,360,317           133,857,623
                                                        -------------         -------------         -------------
                                                          131,426,969           152,719,747           185,781,391
         Accumulated depreciation                           2,829,777             5,006,484             7,971,271
                                                        -------------         -------------         -------------
                                                          128,597,192           147,713,263           177,810,120
   Net investment in direct financing leases              115,065,063           105,703,258           100,535,180
                                                        -------------         -------------         -------------
         Real estate leased to others                     243,662,255           253,416,521           278,345,300
Equity investments                                         17,124,858            15,992,225            22,034,005
Real estate held for sale                                                         2,616,031
Cash and cash equivalents                                   4,163,418            22,519,656            15,740,583
Short-term investments                                      1,000,000             1,000,000
Funds in escrow                                             2,288,433
Accrued interest and rents receivable                         367,569               267,779               718,367
Other assets, net of accumulated amortization
   of $303,441, $611,251 and $951,470
   in 1994, 1995 and 1996,                                  7,659,117             3,621,913             3,671,273
                                                        -------------         -------------         -------------
             Total assets                               $ 276,265,650         $ 299,434,125         $ 320,509,528
                                                        =============         =============         =============

        LIABILITIES:
Limited recourse mortgage notes payable                 $ 143,841,723         $ 150,656,333         $ 162,284,106
Note payable                                                                      3,471,899
Accrued interest payable                                    1,045,285             1,085,483             1,216,678
Accounts payable and accrued expenses                         437,774               532,274               443,321
Accounts payable to affiliates                              2,661,039             4,279,849             6,118,940
Dividends payable                                                                 2,942,124
Prepaid rental income and security deposits                   555,898               950,558               923,825
                                                        -------------         -------------         -------------
             Total liabilities                            148,541,719           163,918,520           170,986,870
                                                        -------------         -------------         -------------
Minority interest                                           4,313,898             4,522,053             4,749,158
                                                        -------------         -------------         -------------
Commitments and contingencies

        SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized,
   40,000,000 shares; 14,167,581, 15,480,537 and
   16,724,941 shares issued and outstanding at
   December 31, 1994, 1995 and 1996                            14,168                15,481                16,725
Additional paid-in capital                                124,317,820           137,046,066           151,143,243
Common stock subscribed                                                                                 2,000,000
Receivable for common stock subscribed                                                                 (2,000,000)
Dividends in excess of accumulated earnings                  (921,955)           (6,088,570)           (5,488,526)
Unrealized appreciation                                                             220,892                73,058
                                                        -------------         -------------         -------------
                                                          123,410,033           131,193,869           145,744,500
Less, common stock in treasury at cost,
   22,925 and 100,272 shares at
   December 31, 1995 and 1996                                                      (200,317)             (971,000)
                                                        -------------         -------------         -------------
             Total shareholders' equity                   123,410,033           130,993,552           144,773,500
                                                        -------------         -------------         -------------
             Total liabilities and
                  shareholders' equity                  $ 276,265,650         $ 299,434,125         $ 320,509,528
                                                        =============         =============         =============


              The accompanying notes are an integral part of the consolidated financial statements.


                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

                        CONSOLIDATED STATEMENTS of INCOME

              For the years ended December 31, 1994, 1995 and 1996

                                                             1994                1995                 1996
                                                             ----                ----                 ----
Revenues:
   Rental income from operating leases                  $ 12,096,871         $ 16,926,079         $19,711,736
   Interest income from direct financing leases           13,266,349           11,693,250          12,117,529
   Other interest income                                     435,109              618,993             717,373
   Other income                                              160,000
                                                        ------------         ------------         -----------
                                                          25,958,329           29,238,322          32,546,638
                                                        ------------         ------------         -----------

Expenses:
   Interest                                               11,027,689           13,512,254          14,241,203
   Depreciation                                            1,514,114            2,493,366           2,968,173
   Amortization                                              160,713              307,810             340,219
   Property expenses                                       2,717,500            3,415,448           3,656,785
   General and administrative                              1,612,470            1,931,493           2,025,319
   Writedown to net realizable value                                                                1,753,455
                                                        ------------         ------------         -----------
                                                          17,032,486           21,660,371          24,985,154
                                                        ------------         ------------         -----------

      Income before minority interest in income,
         income from equity investments, gains
         (loss) on sale and extraordinary item             8,925,843            7,577,951           7,561,484

Minority interest in income                                  459,583              748,841             766,582
                                                        ------------         ------------         -----------

      Income before income from equity
         investments, gains (loss) on sale and
         extraordinary item                                8,466,260            6,829,110           6,794,902

Income from equity investments                             1,613,451            2,172,238           2,969,438
                                                        ------------         ------------         -----------

      Income before gains on sale
         and extraordinary item                           10,079,711            9,001,348           9,764,340

Gain on sale of securities                                                         628,099            664,431
Gain (loss) on sale of real estate                         1,535,763                                   (7,630)
                                                        ------------         ------------         -----------

      Income before extraordinary item                    11,615,474            9,629,447          10,421,141

Extraordinary charge on extinguishment of debt                                    401,269             275,000
                                                        ------------         ------------         -----------

      Net income                                        $ 11,615,474         $  9,228,178         $10,146,141
                                                        ============         ============         ===========

Net income per common share:
  Income before extraordinary item                      $        .82         $        .68         $       .66
  Extraordinary item                                                                 (.03)               (.02)
                                                        ------------         ------------         -----------
                                                        $        .82         $        .65         $       .64
                                                        ============         ============         ===========

Weighted average number of shares outstanding             14,167,581           14,235,452          15,840,426
                                                        ============         ============         ===========


The accompanying notes are an integral part of the consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY

              For the years ended December 31, 1994, 1995 and 1996

                                                         Dividends
                                          Additional   in Excess of
                                Common     Paid-in      Accumulated   Unrealized     Treasury
                                 Stock     Capital       Earnings     Appreciation     Stock         Total
                                -------  ------------  ------------   ------------   ---------   ------------
Balance at
   December 31, 1993            $14,168  $124,226,525  $ (1,178,571)                             $123,062,122

Reimbursement of
   issuance costs, net                         91,295                                                  91,295

Dividends declared                                      (11,358,858)                              (11,358,858)

Net income                                               11,615,474                                11,615,474
                                -------  ------------  ------------                              ------------

Balance at
   December 31, 1994             14,168   124,317,820      (921,955)                              123,410,033

1,312,956 Shares
   issued, $.001
   Par, net of costs
   of $400,000                    1,313    12,728,246                                              12,729,559

Repurchase of
   22,925 Shares                                                                     $(200,317)      (200,317)

Change in unrealized
   appreciation of market-
   able equity securities                                             $    220,892                    220,892

Dividends declared                                      (14,394,793)                              (14,394,793)

Net income                                                9,228,178                                 9,228,178
                                -------  ------------  ------------   ------------   ---------   ------------

Balance at
   December 31, 1995             15,481   137,046,066    (6,088,570)       220,892    (200,317)   130,993,552

1,244,404 Shares issued,
    $.001 Par, net of costs
   of $190,580                    1,244    14,097,177                                              14,098,421

Repurchase of
   77,347 Shares                                                                      (770,683)      (770,683)

Change in unrealized
   appreciation of market-
   able equity securities                                                 (147,834)                  (147,834)

Dividends declared                                       (9,546,097)                               (9,546,097)

Net income                                               10,146,141                                10,146,141
                                -------  ------------  ------------   ------------   ---------   ------------

Balance at
   December 31, 1996            $16,725  $151,143,243  $ (5,488,526)  $     73,058   $(971,000)  $144,773,500
                                =======  ============  ============   ============   =========   ============


The accompanying notes are an integral part of the consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS

              For the years ended December 31, 1994, 1995 and 1996

                                                                       1994                 1995                 1996
                                                                       ----                 ----                 ----
Cash flows from operating activities:
    Net income                                                    $ 11,615,474         $  9,228,178         $ 10,146,141
    Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                  1,674,827            2,801,176            3,308,392
      Cash receipts on operating and direct financing
         leases less than straight-line adjustments
         and amortization of unearned income                          (474,510)            (423,510)            (330,351)
      Minority interest in income (less than) in excess of
         distributions paid                                            (64,312)             208,155              227,105
      Income from equity investments in excess of
         distributions received                                       (246,439)            (242,367)            (631,373)
      Gains on sale of real estate and securities, net              (1,535,763)            (628,099)            (656,801)
      Sale of easement rights                                         (160,000)
      Writedown to net realizable value                                                                        1,753,455
      Extraordinary charge on extinguishment of debt                                        401,269              275,000
      Net change in operating assets and liabilities                 1,277,532            1,663,747            1,254,610
                                                                  ------------         ------------         ------------
            Net cash provided by operating activities               12,086,809           13,008,549           15,346,178
                                                                  ------------         ------------         ------------


Cash flows from investing activities:
    Purchases of real estate and other capitalized costs           (55,227,201)         (14,617,959)         (29,395,042)
    Capital (contributions in) distributions
      from equity investments                                       (1,294,029)           1,375,000           (5,410,407)
    Sale of investments to affiliate                                12,008,853
    Proceeds from sales of real estate and securities                6,102,362              628,099            2,879,503
    Proceeds from sale of easement rights                              160,000
    Release of escrow funds                                          1,484,645            8,215,650
    Proceeds from repayments on note receivable                                                                  450,000
    Redemption of short-term investment                                                                        1,000,000
    Purchases of stock and stock warrants                                                  (560,135)
                                                                  ------------         ------------         ------------
         Net cash used in investing activities                     (36,765,370)          (4,959,345)         (30,475,946)
                                                                  ------------         ------------         ------------


                                   (Continued)

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

                CONSOLIDATED STATEMENTS of CASH FLOWS, CONTINUED

              For the years ended December 31, 1994, 1995 and 1996

                                                                  1994                 1995                 1996
                                                                  ----                 ----                 ----
Cash flows from financing activities:
    Proceeds from mortgages                                    40,790,297           24,430,128           19,650,000
    Advances on (repayments of)  line of credit                                      3,471,899           (3,471,899)
    Purchase of treasury stock                                                        (200,317)            (770,683)
    Prepayments of mortgages                                   (8,721,679)         (14,710,280)          (4,669,527)
    Proceeds from issuance of shares, net of costs                 91,295           12,729,559           14,098,421
    Payments of mortgage principal                             (2,488,632)          (2,905,238)          (3,352,700)
    Dividends paid                                             (11,358,858)        (11,452,669)         (12,488,221)
    Payments made in connection with
      extinguishment of debt                                                          (401,269)            (275,000)
    Deferred financing costs                                     (681,064)            (654,779)            (369,696)
                                                             ------------         ------------         ------------

            Net cash provided by financing activities          17,631,359           10,307,034            8,350,695
                                                             ------------         ------------         ------------

            Net (decrease)  increase in
              cash and cash equivalents                        (7,047,202)          18,356,238           (6,779,073)

Cash and cash equivalents, beginning of year                   11,210,620            4,163,418           22,519,656
                                                             ------------         ------------         ------------

      Cash and cash equivalents, end of year                 $  4,163,418         $ 22,519,656         $ 15,740,583
                                                             ============         ============         ============







Supplemental schedule of noncash investing and financing activities:

      In connection with the sale of an interest in real estate in 1994, the Company assigned a $3,334,416 interest in a mortgage loan obligation to the purchaser, an affiliate.















The accompanying notes are an integral part of the consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



 1.     Summary of Significant Accounting Policies:

        Basis of Consolidation:

            The consolidated financial statements include the accounts of Carey
               Institutional Properties Incorporated, its wholly-owned subsidiaries and majority-owned general partnership interests (collectively, the "Company").

         Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Real Estate Leased to Others:

            Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

            The Company diversifies its real estate investments among various corporate tenants engaged in different industries and by property type throughout the United States.

            The leases are accounted for under either the direct financing or the operating methods. Such methods are described below:

                      Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

                      Operating method - Real estate is recorded at cost, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent.

            The Company assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value.

            For properties under construction, interest on mortgages is capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs in accordance with Statement of Financial Accounting Standards No. 67.

            Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or Producer Price Index or sales overrides.


                                    Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


         Depreciation:

            Depreciation is computed using the straight-line method over the estimated useful lives of the properties - 40 years.

         Real Estate Held for Sale:

            Real estate held for sale is stated at the lower of cost or fair value less costs to dispose.

         Equity Investments:

            The Company's interests in a real estate investment trust ("REIT"), a general partnership and a limited liability company, which ownership interests are 50% or less, are accounted for under the equity method; i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

         Other Assets:

            Included in other assets are deferred charges, deferred rental income, organization charges, marketable equity securities and other investments, primarily stock warrants. Deferred charges are costs incurred in connection with mortgage note financings and interest rate cap agreements and are deferred and amortized on a straight-line basis over the terms of the mortgages or agreements, respectively. Deferred rental income is the aggregate difference between scheduled rents which vary during the lease term and income recognized on a straight-line basis. Organization costs incurred in connection with the formation of the Company are deferred and amortized on a straight-line basis over five years from the date of inception.

            The Company's marketable equity securities, which consist of 14,400 shares of the Garden Ridge Corporation, are classified as available-for-sale securities and are reported at fair market value with the Company's interest in unrealized gains and losses on these securities reported as a separate component of shareholders' equity until realized.

         Cash Equivalents:

            The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 1994, 1995 and 1996 were held in the custody of four financial institutions.

         Funds in Escrow:

            Funds in escrow consist of funds used to complete property improvements on specific properties and a mortgage security deposit which were deposited into restricted accounts. The escrow funds used to fund improvements at certain of the Company's properties are capitalized when the improvements are substantially complete and placed in service.

         Treasury Stock:

            Treasury stock is recorded at cost.

         Offering Costs:

            Costs incurred in connection with the raising of capital through the sale of common stock are deferred and charged to shareholders' equity upon the issuance of Shares to shareholders.


                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



         Federal Income Taxes:

            The Company is qualified as a REIT under the Internal Revenue Code of 1986 and accordingly, is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its REIT taxable income to its shareholders and meets other conditions necessary to retain its REIT status.

         Reclassifications:

            Certain 1994 and 1995 amounts have been reclassified to conform to the 1996 financial statement presentation.

2.      Organization and Offering:

            The Company was formed on February 15, 1991 under the General
                Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. Subject to certain restrictions and limitations, the business of the Company is managed by Carey Property Advisors (the "Advisor").

            Shares were offered to the public on a "best efforts" basis by Carey
                Financial Corporation ("Carey Financial") and other selected dealers at $10 per Share. The offering concluded in August 1993 at which time an aggregate 14,167,581 Shares ($141,675,810) had been issued. In 1995, the Company established a dividend reinvestment plan. As of December 31, 1996, 126,925 Shares had been issued pursuant to the dividend reinvestment plan.

            In 1995, the Company's Board of Directors authorized the offering of
                10,000,000 Shares in a private placement to a limited number of institutional investors. As of December 31, 1996, the Company had issued 2,430,435 Shares ($26,000,000) under this private placement offering.

            The Advisor may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising from the sale of the Company assets. Pursuant to the subordination provisions of the advisory agreement, the preferred return may be paid only after the shareholders receive 100% of their initial investment from the proceeds of assets sales and a cumulative annual return of 6% since the inception of the Company. The Advisor's interest in such preferred return amounts to $449,094 based upon the cumulative proceeds from the sale of assets since the inception of the Company through December 31, 1996. The Company's ability to satisfy the subordination provisions of the advisory agreement may not be determinable until liquidation of a substantial portion of the Company's assets has been made.

            In connection with services performed relating to the
                identification, evaluation, structuring and development of the Company's investments in real estate, affiliates of the Company received structuring and development fees of $274,506, $223,333 and $1,077,948 in 1994, 1995 and 1996, respectively. Fees are paid only in connection with completed transactions.

 3.     Transactions with Related Parties:

            Pursuant to an advisory agreement, the Advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative services. If in any year the operating expenses exceed the 2%/25% Guidelines (the greater of 2% of Average Invested Assets or 25% of net income) as defined in the Prospectus, the Advisor will have an obligation to reimburse the Company for such excess.

            The Advisor performs multiple services including providing the management and administration of the Company for which it is entitled to receive management and incentive fees. Pursuant to the Advisory Agreement, asset management fees currently due to the Advisor are equal to .5% of


                                    Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



                Average Invested Assets, as defined. When Shareholders have received a cumulative dividend return of 8%, which threshold has not yet been met, the Advisor will also be entitled to receive an incentive fee of .5% of Average Invested Assets. Based upon portfolio projections, Management believes it is likely that this incentive fee will be earned; therefore, although such incentive fee will not be paid until the threshold is reached, it has been accrued and included in accounts payable to affiliates and property expense in the accompanying consolidated financial statements. Asset management fees paid were $1,341,740 in 1994, $1,477,054 in 1995 and $1,583,958 in 1996. Subordinated
                incentive fees, which have not been paid, were in like amount. General and administrative expense reimbursement consists primarily of the actual cost of personnel needed in providing administrative services necessary to the operations of the Company. Such reimbursements incurred were $484,139, $632,657 and $698,823 in 1994, 1995 and 1996, respectively.

            The Company's ownership interests in certain properties are jointly held with affiliated entities with such interests held as tenants-in-common and through ownership interests in a real estate investment trust and two general partnerships. The Company's interests in jointly held properties range from 23.7% to 80%. As described below, the Company has purchased additional interests from affiliates, and has sold interests in three investments to an affiliate. In the future, real property may be acquired by entities formed by the Company and affiliates of the Advisor and, accordingly, transactions with related parties may arise between the Company and affiliated entities.

            During 1994, the Company sold a portion of its interests to
                Corporate Property Associates 12 Incorporated ("CPA(R):12"), an affiliate, in two general partnerships one of which net leases property to Best Buy Co., Inc.("Best Buy") and one of which net leases property to Gensia, Inc. ("Gensia") and in directly owned properties leased to Big V Holding Corp. ("Big V"). CPA(R):12 purchased a 37% interest in the Best Buy general partnership in May 1994, exercised its option to increase its interest in the Gensia general partnership from .01% to 50% in October 1994 and purchased a 45% interest as a tenant-in-common in the Company's Big V properties in Ellenville and Warwick, New York in July 1994. CPA(R):12 paid the Company $12,008,853 for the purchase of these interests pursuant to formulas based on the initial cost for the properties and approved by the Board of Directors.

            For the years ended December 31, 1994, 1995 and 1996, fees and expenses of $122,018, $116,508 and $102,896, respectively, were incurred for legal services provided by a firm in which the Secretary of the Company, the Corporate General Partner of the Advisor, W.P. Carey and other affiliates is a partner.

            The Company is a participant in an agreement with W.P. Carey & Co.,
                Inc. ("W.P. Carey") and certain affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Net expenses incurred in 1994, 1995 and 1996 were $71,032, $301,895 and $219,199, respectively. The increase in 1995 was due, in part, to certain nonrecurring costs incurred in connection with the relocation of the Company's offices.


 4.     Real Estate Leased to Others Accounted for Under the Operating Method:

            Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $21,246,000 in 1997; $21,227,000 in 1998; $21,231,000 in 1999;
                $21,247,000 in 2000; $21,369,000 in 2001; and aggregate
                approximately $341,232,000 through 2020.


                                    Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


            Contingent rents were approximately $290,000 in 1994, $334,000 in
                1995 and $403,000 in 1996.

 5.     Net Investment in Direct Financing Leases:

            Net investment in direct financing leases is summarized as follows:

                                                                 December 31,
                                                                 ------------
                                                       1994          1995          1996
                                                       ----          ----          ----
                      Minimum lease payments
                        receivable                 $279,448,561  $240,120,607  $220,898,210
                      Unguaranteed residual value   114,667,688   105,086,885    99,657,812
                                                   ------------  ------------  ------------
                                                    394,116,249   345,207,492   320,556,022
                      Less: Unearned income         279,051,186   239,504,234   220,020,842
                                                   ------------  ------------  ------------
                                                   $115,065,063  $105,703,258  $100,535,180
                                                   ============  ============  ============

            Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to approximately $11,340,000 in 1997, $11,575,000 in 1998, $11,753,000 in 1999,
                $11,746,000 in 2000; $11,769,000 in 2001 and aggregate
                approximately $220,898,000 through 2018.

            The Company is committed under long-term ground leases for certain properties formerly occupied by Harvest Foods, Inc. ("Harvest") through 2011. Future ground lease rental commitments aggregate $1,751,000.

            Contingent rents were approximately $23,000 in 1994, $192,000 in
                1995 and $277,000 in 1996.

 6.     Mortgage Notes Payable and Revolving Credit Facility:

            Mortgage notes payable, all of which are limited recourse
                obligations, are collateralized by the assignment of various leases and by real property with a carrying amount of approximately $270,463,000 before accumulated depreciation. As of December 31, 1996, mortgage notes payable have interest rates varying from 7.45% to 10.5% per annum and mature from 1998 to 2020.

            Scheduled  principal  payments,  including  mortgage notes subject to acceleration, during each of the next five years following December 31, 1996 and thereafter are as follows:

               Year Ending December 31,
               ------------------------
                  1997                                           $ 16,448,232
                  1998                                             11,667,278
                  1999                                             10,771,314
                  2000                                             11,672,944
                  2001                                              8,069,760
                  Thereafter                                      103,654,578
                                                                 ------------
                     Total                                       $162,284,106
                                                                 ============

            The Company's revolving credit agreement provides a line of credit of $11,750,000 as of December 31, 1996 for the purpose of financing additional investments in real estate including financing of construction improvements and other purposes. Any advances under the facility are evidenced by a promissory note which bears an annual interest rate equivalent to short-term London Inter-Bank Offered Rates plus 2.25%. Unused amounts are subject to a nonutilization fee of 0.2% per annum. The amount available under the credit facility decreases by $250,000 each month until November 15, 1997, at which time the credit facility is scheduled to terminate.


                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


            The revolving credit agreement places the following restrictions on the Company: (i) funds advanced may only be used to purchase real estate, fund capital improvements or to pay down mortgage indebtedness; (ii) the lender has the option to apply all net proceeds from sales of real estate to pay any outstanding amounts advanced from the credit facility; (iii) the amount of additional mortgage indebtedness the Company may incur is limited and (iv) the Company is required to meet certain financial covenants, including maintaining a minimum tangible net worth of $97,000,000 and a debt service coverage ratio as defined of 2 to 1 on advances outstanding. The Company is currently in compliance with such terms. Amounts advanced under the credit facility are recourse obligations of the Company. No amounts were outstanding as of December 31, 1996.

            Interest paid on mortgage notes payable and the revolving credit agreement, including capitalized interest, was $11,670,193, $13,709,847 and $14,110,088 in 1994, 1995 and 1996,
                respectively.

            In connection with the placement of mortgages, fees of $194,247,
                $225,583 and $511,179, were paid to an affiliate of the Company in 1994, 1995 and 1996, respectively.


 7.     Dividends:

            Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the three years ended December 31, 1996, dividends paid per share were reported as follows for tax purposes:


                              1994            1995            1996
                            --------        --------        --------
   Ordinary income          $    .55        $    .53        $    .66
   Capital gains                                 .07             .04
   Return of capital             .25             .21             .12
                            --------        --------        --------
                            $    .80        $    .81        $    .82
                            ========        ========        ========


            A dividend of $.2052 per share ($3,411,109) for the quarter ended
                December 31, 1996 was declared and paid in January 1997.


8.      Industry Segment Information:

            The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues are as follows:

                                                   1994                  1995                 1996
                                                   ----                  ----                 ----
Per Statements of Income:
   Rental income from operating leases          $ 12,096,871         $ 16,926,079         $ 19,711,736
   Interest income from direct
      financing leases                            13,266,349           11,693,250           12,117,529
Adjustments:
   Share of leasing revenues applicable
      to minority interest                        (1,143,283)          (1,801,209)          (1,797,435)
   Share of leasing revenues from equity
      investments                                  4,553,223            5,639,126            6,964,508
                                                ------------         ------------         ------------
                                                $ 28,773,160         $ 32,457,246         $ 36,996,338
                                                ============         ============         ============


                                    Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



            The Company earned its share of net leasing revenues in 1994, 1995 and 1996 from its direct and indirect ownership of real estate from the following lease obligors:

                                                    1994        %         1995        %          1996       %
                                                    ----       ---        ----       ---         ----      ---
      Marriott International, Inc. (1)          $ 4,292,332     15%   $ 4,330,126     13%   $ 4,342,865     12%
      Best Buy Co., Inc. (2)                      3,734,027     13      3,066,924     10      3,060,497      8
      Neodata Corporation                         1,282,258      4      2,223,307      7      2,297,743      6
      Omnicom Group, Inc.                           377,608      1      1,867,500      6      1,867,500      5
      Lucent Technologies, Inc.                   1,852,829      6      1,852,829      6      1,852,829      5
      Big V Holding Corp. (3)                     2,067,523      7      1,668,402      5      1,691,883      5
      Garden Ridge Corporation                      545,774      2        628,426      2      1,403,512      4
      Michigan Mutual Insurance
        Company                                   1,353,997      5      1,356,235      4      1,358,702      4
      Barnes & Noble, Inc.                        1,295,924      5      1,314,068      4      1,334,565      4
      The Upper Deck Company (1)                                                              1,312,643      4
      Gensia, Inc. (1)                              703,155      2      1,309,000      4      1,309,000      4
      Merit Medical Systems, Inc.                                       1,194,684      4      1,303,291      3
      Harvest Foods, Inc. (4)                     1,237,573      4      1,238,403      4      1,239,340      3
      Q Clubs, Inc. (formerly Sports
        and Fitness Clubs of America)               655,458      2        656,250      2      1,201,828      3
      Waban, Inc.                                 1,118,356      4      1,118,356      3      1,118,356      3
      Plexus Corp.                                  425,450      2      1,091,500      3      1,091,500      3
      Lincoln Technical Institute
        of Arizona, Inc.                          1,082,400      4      1,082,400      3      1,082,400      3
      Bell Sports, Inc.                             889,655      3        981,644      3      1,011,804      3
      Wal-Mart Stores, Inc.                         941,430      3        976,287      3        994,433      3
      Nicholson Warehouse L.P.                      806,621      3        805,064      3        805,092      2
      GATX Logistics, Inc.                          794,893      3        794,893      2        794,893      2
      Custom Food Products, Inc.                                          337,750      1        767,264      2
      Del Monte Corporation                                                                     643,125      2
      Superior Telecommunications, Inc.             550,123      2        636,921      2        619,853      2
      Childtime Childcare, Inc.                                           186,667      1        568,480      1
      Petsmart, Inc.                                463,842      2        469,334      2        478,927      1
      Oshman Sporting Goods, Inc.                   421,686      2        435,624      1        442,324      1
      Hibbet Sporting Goods, Inc.                                                               418,992      1
      CalComp Technology, Inc. (formerly
        Summmagraphics Corporation)                 438,051      2        440,902      1        381,412      1
      Safeway Stores Incorporated                   393,750      1        393,750      1        167,212
      Detroit Diesel Corporation                                                                 34,073
      Data Documents, Inc.                        1,048,445      3
                                                -----------    ---    -----------    ---    -----------    ---
                                                $28,773,160    100%   $32,457,246    100%   $36,996,338    100%
                                                ===========    ===    ===========    ===    ===========    ===


----------
(1)  Represents the Company's share of revenues from its equity investment.

(2) Net of rental amount applicable to CPA(R):12's 37% minority interest acquired from the Company in May 1994.

(3) CPA(R): 12 acquired a 45% interest in two of the Big V Holding Corp.'s properties in July 1994

(4) Net of ground lease rental expense of approximately $152,000, $158,000 and $158,000 for 1994, 1995 and 1996, respectively.


                                    Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


 9.     Equity Investments:

            The Company owns a 23.7% interest in Marcourt Investments
                Incorporated ("Marcourt") which, pursuant to a master lease, net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc. and 50% equity interests in Gena Property Company ("Gena"), a general partnership, which owns land and buildings in San Diego, California, net leased to Gensia Inc., a general partnership and Cards Limited Liability Company ("Cards LLC"), which net leases two office buildings to The Upper Deck Company. Since October 1994, the Company has held a 50% interest in Gena. The interest in Cards LLC was purchased in January 1996.

            The summarized financial information of Marcourt is as follows:

                  (In thousands)

                                                  1994      1995      1996
                                                  ----      ----      ----
                  Assets                        $149,900  $149,910  $149,694
                  Liabilities                    110,645   108,876   106,002
                  Shareholders' equity            39,255    41,034    43,692
                  Revenues                        18,140    18,300    18,549
                  Interest and other expenses     11,486    11,370    11,097
                  Net income                       6,654     6,930     7,452


            Summarized financial information of Gena is as follows:

                  (In thousands)

                                                   1994      1995     1996
                                                   ----      ----     ----
                  Assets                          $22,979  $22,287  $21,826
                  Liabilities                      10,050   12,381   11,832
                  Capital                          12,929    9,906    9,994

                  Revenues                            965    2,618    2,618
                  Expenses                            504    1,470    1,439
                  Net income                          461    1,148    1,179



            Summarized financial information of Cards LLC is as follows:
                  (In thousands)

                                                                 1996
                                                                 ----
                  Assets                                       $26,581
                  Liabilities                                   15,705
                  Capital                                       10,876

                  Revenues                                       2,632
                  Expenses                                       1,259
                  Net income                                     1,373


                                    Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



10.     Gains and Loss on Sale:

        Data Documents, Inc.:

            In May 1993, the Company and Corporate Property Associates 10
                Incorporated ("CPA(R):10"), an affiliate, purchased land and buildings as tenants-in-common for $13,450,000 with 77.78% and 22.22% interests, respectively, and entered into a net lease with Data Documents, Inc. ("Data Documents"). In 1994, Data Documents notified the Company and CPA(R):10 that it intended to restructure its debt. The Company and CPA(R):10 informed Data Documents that such restructuring would violate the financial covenants of the lease. Data Documents did not remedy the covenant violation and, therefore, was obligated to purchase its leased properties at the higher of the original costs or fair market value as encumbered by the lease. In November 1994, the lease was terminated and title to the properties was transferred. In connection with the transfer, Data Documents deposited funds in an escrow account pending final determination of fair market value. The fair market value was subsequently determined to be $15,775,000. In connection with such final determination, all remaining sales proceeds were received by the Company. The Company recognized a gain on the sale of the properties of $1,535,763 in 1994.

        Garden Ridge Corporation:

            In December 1993, the Company entered into a net lease with Garden
                Ridge Pottery Corporation (subsequently renamed Garden Ridge, Inc.) ("Garden Ridge"). In connection with executing the lease transaction, Garden Ridge's parent company, Garden Ridge Corporation ("Garden Ridge Corp."), granted the Company warrants to purchase 97,200 shares of common stock, as adjusted for stock splits, exercisable at $6.67 per common share. On May 9, 1995, Garden Ridge Corp. completed an initial public offering ("IPO") of common stock. In connection with the IPO, the Company exercised its warrants on the 97,200 shares and simultaneously sold 90,000 of such shares at $15 per share realizing a gain, net of selling costs, of $628,099.

            In connection with entering into a second lease agreement with
                Garden Ridge Corp. in 1995, the Company was granted warrants to purchase 67,500 shares of common stock exercisable at $10 per share. On April 30, 1996, the Company exercised warrants for 22,500 shares and simultaneously sold such shares realizing a gain, net of selling costs, of $664,431. Garden Ridge Corp.'s stock subsequently split on a 2-for-1 basis.

        Safeway Stores, Inc.:

            In December 1991, the Company and CPA(R):10 purchased three supermarkets leased to Safeway Stores Incorporated ("Safeway") as tenants in-common, each with 50% ownership interests. In 1996, the Company and CPA(R):10 sold a property in Glendale, Arizona and a property in Escondido, California.

            On January 26, 1996, the Glendale store was sold for $1,950,000. On
                February 15, 1996, the Escondido property was sold for $3,450,000. A net loss of $7,630 was recognized on the sales. Net of transaction costs, the Company received $2,044,260 in cash a promissory note of $560,750. The final installment on the promissory note, was received in January 1997.

            Annual cash flow from the two properties was $252,000.


                                    Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



11.     Extraordinary Charge on Extinguishment of Debt:

            In October 1995, the Company refinanced two limited recourse mortgage loans with annual interest rates of 9.25% and 10%, and combined balances of $8,910,000, collateralized by the property leased to Omnicom Group, Inc. In connection with the prepayment of one of the loans, the Company incurred a prepayment charge of $401,269 in 1995 as an extraordinary charge on extinguishment of debt.

            In December 1995, the lender filed suit against the Company alleging that the prepayment premium paid in connection with the prepayment of one of two loans was understated by approximately $400,000. The Company reached an agreement with the lender in November 1996 to settle the dispute for $275,000. Such payment has been recorded in 1996 as an extraordinary charge on the extinguishment of debt.


12.     Purchase of Real Estate:

            On December 17, 1996, the Company purchased land and two buildings in Orlando, and Hollywood, Florida for $9,325,000 and entered into a master net lease agreement for both properties with Detroit Diesel Realty, Inc. ("Detroit Diesel"), with Detroit Diesel's parent company, Detroit Diesel Corporation as lease guarantor.

            The Detroit Diesel lease provides for an initial lease term of 23 years with two ten-year renewal options. Annual rentals under the lease are $845,000, with rent increases during each of the first five years and every three years thereafter, based on a formula indexed to increases in the Producer Price Index.

            In connection with performing services relating to the Company's real estate purchases, affiliates of the Company received fees of $194,247, $89,334 and $431,179 in 1994, 1995 and 1996,
                respectively.


13.     Harvest Foods, Inc.:

            In February 1992, the Company and CPA(R):10 purchased as
                tenants-in-common, each with 50% ownership interests, 13 supermarkets and two office buildings and entered into a master lease with Harvest Foods, Inc. ("Harvest"), as lessee. The total purchase price of the Harvest properties was $20,165,000. The Company and CPA(R):10 each contributed $3,950,000 of equity and each obtained $6,132,500 of limited recourse mortgage financing from two lenders of $4,632,500 and $1,500,000, respectively, to fund the purchase of the Harvest properties.

            In June 1996 Harvest filed a voluntary bankruptcy petition under
                Chapter 11 of the United States Bankruptcy Code. Subsequent to Harvest's filing for Chapter 11 bankruptcy, Harvest filed a motion to sever the master lease into 15 separate leases. The Company and CPA(R):10 vigorously opposed the motion which Harvest subsequently withdrew. In March 1997, the Bankruptcy Court approved Harvest's motion to disaffirm the master lease. The Company has agreements-in-principle to sell one of the properties and lease two of the supermarkets. As final agreements have not been completed for sale or lease of properties, there is no assurance that the proposed sale or lease of properties will occur. The Company's share of annual rent under the Harvest lease was the sum of (i) $607,086 and
                (ii) an amount equal to debt service on the two loans. Based on the Company's expectation that future cash flow from the properties will be


                                    Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



                reduced, Management has concluded that there has been an impairment to the value of the properties. Based on a writedown of the properties to their estimated net realizable value of $8,250,000, the Company has incurred a charge of $1,753,455 for the year ended December 31, 1996.

            The two limited recourse mortgage loans, of which the Company's share was $5,782,000 at December 31, 1996, are in default and are subject to acceleration by the lenders as a result of the filing of the bankruptcy petition. A portion of the debt service for the period subsequent to December 31, 1996 had not been paid in a timely manner. As the lender's sole recourse is to the Harvest properties, the Company and CPA(R):10 are evaluating their options including proposing a restructuring of the loan.


14.     Disclosures About Fair Value of Financial Instruments:

            The carrying amounts of cash, receivables, and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

            The Company estimates that the fair value of mortgage notes payable approximates the carrying value of such mortgage notes at December 31, 1996. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risks.

            In conjunction with executing several of its leases, the Company was granted warrants to purchase common stock of the lessee or lease guarantor. To the extent that the lessee is not a publicly traded company, the warrants have been judged at the time of issuance to be speculative in nature and a nominal cost basis has been attributed to them. The Company believes it is not practicable to estimate the fair value of its stock warrants for closely held companies. At December 31, 1996, the Company held stock warrants for 90,000 common shares of Garden Ridge and 155,461 common shares of Merit Medical Systems, Inc., both of which are publicly traded companies. The fair value of the Company's stock warrants in these two companies as of December 31, 1996, based on quoted prices of their common stock, which have a carrying value of $341,623, is approximately $793,000. Such warrants are exercisable currently.

            At December 31, 1996, the Company has an interest rate cap agreement on one of its variable rate limited recourse mortgage loans with an aggregate notional amount of $3,200,000. The agreement expires in 1998. The Company has no off-balance sheet risk of accounting loss on such agreements.


15.     New Accounting Pronouncement:

            In March 1997, the Financial Accounting Standards Board issued
                Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 will be effective for Financial Statements issued for periods ending after December 15, 1997. The impact of the adoption of this statement is not expected to be material to the Company's Consolidated Financial Statements.

PROPERTIES
--------------------------------------------------------------------------------

 NAME OF LEASE                                                                                     TYPE OF OWNERSHIP
    OBLIGOR                       TYPE OF PROPERTY                     LOCATION                         INTEREST
--------------                    ----------------                     --------                    -----------------
WAL-MART STORES, INC.             Retail Stores                        Center, Groves,             Ownership of a 50%
                                  - 6 locations                        Silsbee and Vidor,          interest in land
                                                                       Texas;                      and buildings (1)
                                                                       Weatherford,
                                                                       Oklahoma;
                                                                       Fort Smith,
                                                                       Arkansas

SAFEWAY STORES                    Supermarket                          Broken Arrow,               Ownership of a 50%
INCORPORATED                                                           Oklahoma                    interest in land
                                                                                                   and building

MARRIOTT                          Hotels                               Irvine, Sacramento,         Ownership of a 23.69%
INTERNATIONAL,                    - 13 locations                       and San Diego,              interest in a real estate
INC.                                                                   California;                 investment trust owning
                                                                       Orlando - 2,                land and buildings (1)
                                                                       Florida;
                                                                       Des Plains,
                                                                       Illinois;
                                                                       Indianapolis,
                                                                       Indiana;
                                                                       Louisville,
                                                                       Kentucky;
                                                                       Linthicum,
                                                                       Maryland;
                                                                       Las Vegas, Nevada;
                                                                       Newark, New Jersey;
                                                                       Albuquerque,
                                                                       New Mexico;
                                                                       Spokane,
                                                                       Washington

Properties formerly               Supermarkets and                     Little Rock - 7, Hope,      Ownership of a 50%
leased to                         Office Buildings                     North Little Rock,          interest in land
HARVEST FOODS,                    - 15 locations                       Conway, Hot Springs,        and buildings
INC.                                                                   Texarakana and              (1)(2)
                                                                       Jonesboro, Arkansas;
                                                                       Ruston, Louisiana;
                                                                       Clarksdale, Mississippi

CALCOMP TECH-                     Office/Manufacturing                 Austin,                     Ownership of a 50%
NOLOGY, INC. (formerly            Facilities                           Texas                       interest in land and
SUMMAGRAPHICS                                                                                      buildings (1)
CORPORATION)

NEODATA                           Manufacturing/                       Boulder,                    Ownership of a 80%
CORPORATION                       Distribution Facility                Colorado                    interest in land and
                                                                                                   building (1)

BELL SPORTS, INC.                 Warehouse/                           Rantoul,                    Ownership of land
                                  Manufacturing Facility               Illinois                    and building

 NAME OF LEASE                                                                                     TYPE OF OWNERSHIP
    OBLIGOR                       TYPE OF PROPERTY                     LOCATION                         INTEREST
--------------                    ----------------                     --------                    -----------------
OSHMAN SPORTING
GOODS, INC.                       Retail Store                         Plano,                      Ownership of land
                                                                       Texas                       and building (1)

MICHIGAN MUTUAL                   Office Complex                       Charleston,                 Ownership of land
INSURANCE COMPANY                                                      South Carolina              and building (1)

GATX LOGISTICS, INC.              Warehouse                            Jacksonville,               Ownership of land
                                                                       Florida                     and building (1)

BIG V HOLDING CORP.               Supermarkets                         Greenport,                  Ownership of land and
                                  - 3 locations                        Ellenville,                 buildings in Greenport and
                                                                       and Warwick,                ownership of a 55% interest in
                                                                       New York                    land and buildings in Ellenville
                                                                                                   and Warwick, New York (1)

LUCENT                            Warehouse                            Charlotte,                  Ownership of land
TECHNOLOGIES, INC.                                                     North Carolina              and building (1)

BARNES & NOBLE, INC.              Retail Stores                        Farmington,                 Ownership of land
                                  - 2 locations                        Connecticut                 and buildings (1)
                                                                       and Braintree,
                                                                       Massachusetts

BEST BUY CO., INC.                Retail Stores                        Denver and                  Ownership of a 63%
                                  - 17 locations                       Fort Collins,               interest in a general
                                                                       Colorado; Aurora,           partnership owning land
                                                                       Bedford Park,               and buildings (1)
                                                                       Bloomingdale,
                                                                       Matteson and
                                                                       Schaumburg, Illinois;
                                                                       Omaha, Nebraska;
                                                                       Albuquerque, New Mexico;
                                                                       Arlington, Beaumont,
                                                                       Dallas, El Paso,
                                                                       Fort Worth, Houston,
                                                                       Plano, Texas; and
                                                                       Madison, Wisconsin

LINCOLN TECHNICAL                 Technical Training                   Glendale Heights,           Ownership of land
INSTITUTE OF                      Institute                            Illinois                    and buildings (1)
ARIZONA, INC.

MERIT MEDICAL                     Office/Warehouse                     South Jordan, Utah          Ownership of land
SYSTEMS, INC.                                                                                      and building (1)

WABAN, INC.                       Retail Facility                      Farmingdale,                Ownership of land
                                                                       New York                    and building (1)

Q CLUBS, INC.                     Health Clubs                         Memphis,                    Ownership of land
                                  - 2 locations                        Tennessee and               and buildings
                                                                       Bedford, Texas              (1-Memphis)

 NAME OF LEASE                                                                                     TYPE OF OWNERSHIP
    OBLIGOR                       TYPE OF PROPERTY                     LOCATION                         INTEREST
--------------                    ----------------                     --------                    -----------------
PETSMART, INC.                    Warehouse                            Ennis, Texas                Ownership of land
                                                                                                   and building (1)

GARDEN RIDGE                      Retail Stores                        Round Rock, Texas           Ownership of land
CORPORATION                                                            and Oklahoma City,          and buildings (1)
                                                                       Oklahoma (under
                                                                       construction)

NICHOLSON                         Warehouse                            Maple Heights,              Ownership of land
WAREHOUSE, L.P.                                                        Ohio                        and building (1)

SUPERIOR                          Manufacturing                        Brownwood,                  Ownership of land
TELECOMMUNICATIONS,                                                    Texas                       and building (1)
INC.

GENSIA, INC.                      Office/Research and                  San Diego,                  Ownership of a 50%
                                  Development Facility                 California                  interest in a general
                                                                                                   partnership owning land
                                                                                                   and buildings (1)

CHILDTIME                         Daycare Centers                      Newport News,               Ownership of a 50%
CHILDCARE, INC.                                                        Centreville, Manassas,      interest in land
                                                                       and Century Oaks, VA;       and buildings (1)
                                                                       Napeville, IL

PLEXUS CORP.                      Manufacturing                        Neenah, WI                  Ownership of land
                                                                                                   and building (1)

CFP GROUP, INC.                   Food Processing/                     Owingsville, KY             Ownership of land
                                  Warehouse Facility                                               and building (1)

OMNICOM GROUP,                    Office Building                      Venice, CA                  Ownership of land
INC.                                                                                               and building (1)

DEL MONTE                         Warehouses and a                     Mendota, Illinois;          Ownership of a 50%
CORPORATION                       Special Purpose Facility             Plover, Wisconsin;          interest in land
                                                                       Toppenish and               and buildings (1)
                                                                       Yakima, Washington

THE UPPER                         Office Buildings                     Carlsbad,                   Ownership of a 50%
DECK COMPANY                                                           California                  interest in a limited
                                                                                                   liability company owning
                                                                                                   land and buildings (1)

HIBBETT SPORTING                  Warehouse/Office                     Birmingham,                 Ownership of land
GOODS, INC.                       Facility                             Alabama                     and building (1)

DETROIT DIESEL                    Distribution/Warehouse               Orlando and                 Ownership of land
CORPORATION                       Facilities                           Hollywood, Florida          and building

(1)      These properties are encumbered by mortgage notes payable.

(2) Ownership of buildings with ground leases of land for one property in Little Rock, Arkansas and properties in Hot Springs, North Little Rock and Jonesboro, Arkansas.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
     STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

                  Except for limited or sporadic transactions, there is no established public trading market for the Shares of the Company. As of December 31, 1996, there were 8,934 holders of record of the Shares of the Company.

                  The Company is required to distribute annually its Distributable REIT Taxable Income, as defined in the Prospectus, to maintain its status as a REIT. Quarterly dividends paid by the Company are as follows:

                                                Cash Dividends Paid Per Share
                                              1994          1995          1996
                                             -------       -------       -------
                  First quarter              $.20000       $.20150       $.20350
                  Second quarter              .20025        .20200        .20400
                  Third quarter               .20050        .20250        .20450
                  Fourth quarter              .20100        .20300        .20500
                                             -------       -------       -------
                                             $.80175       $.80900       $.81700
                                             =======       =======       =======


REPORT ON FORM 10-K
--------------------------------------------------------------------------------

                  The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

                                EXHIBIT INDEX

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------

   3.1    Articles of Amendment and Restatement.            Exhibit 3(A) to Regis-
                                                            tration Statement (Form
                                                            S-11) No. 33-39409

   3.2    Amended Bylaws of Registrant.                     Exhibit 3(B) to Regis-
                                                            tration Statement (Form
                                                            S-11) No. 33-39409

  10.1    Amended Advisory Agreement .                      Exhibit 10(A)(2) to
                                                            Registration Statement
                                                            (Form S-11) No. 33-39409


  10.2    Lease between Marcourt Investments                Filed as Exhibit 10(D)(1)
          Incorporated ("Marcourt") and CTYD                to Registrant's Post
          III Corporation ("CTYD").                         Effective Amendment No. 1
                                                            to Form S-11

  10.3    Series A-2 9.94% Secured Note from                Filed as Exhibit 10(D)(2)
          Marcourt to the registered owner of               to Registrant's Post
          note (Various Series A-1 9.94% Notes              Effective Amendment No. 1
          in an aggregate amount of 38,750,000              to Form S-11
          substantially in the form of the Series
          A-1 9.94% Note attached , were issued by
          Marcourt in connection with the Financing).

  10.4    Series A-2 11.18% Secured Note from               Filed as Exhibit 10(D)(3)
          Marcourt to the registered owner of               to Registrant's Post
          note (Various notes in an aggregate               Effective Amendment No. 1
          amount of 70,250,000 substantially                to Form S-11
          in the form of the Series A-2 11.18%
          Note attached , were issued by Marcourt
          in connection with the Financing.

  10.5    Indenture between Marcourt, as                    Filed as Exhibit 10(D)(4)
          borrower, to First Fidelity Bank,                 to Registrant's Post
          National Association, New Jersey, as              Effective Amendment No. 1
          trustee ("Trustee").                              to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------

  10.6    Real Estate Deed of Trust from                    Filed as Exhibit 10(D)(5)
          Marcourt to Albuquerque Title Company,            to Registrant's Post
          as trustee for benefit of the Trustee             Effective Amendment No. 1
          filed in New Mexico, securing Series              to Form S-11
          A-1 9.94% Notes and Series A-2 ll.18%
          notes allocated to Albuquerque, New
          Mexico Marriott property (Deeds of Trust
          or Mortgages substantially similar to
          this Deed of Trust were filed in all other
          jurisdictions in which Marriott Properties
          are located. Such other deeds of trust or
          mortgages secure the principal amount of
          Series A-1 9.94% Notes and Series A-2 11.18%
          Notes allocated to the Marriott Properties
          located in such other jurisdictions)

  10.7    Second Real Estate Deed of Trust from             Filed as Exhibit 10(D)(6)
          Marcourt to Albuquerque Title Company as          to Registrant's Post
          trustee for the benefit of the Trustee, filed     Effective Amendment No. 1
          in New Mexico, securing all Series A-1 9.94%      to Form S-11
          Notes and Series A-2 11.18% Notes other than
          those notes allocated to the Albuquerque, New
          Mexico Marriott property (Deeds of trust or
          mortgages substantially similar to this
          Second Real Estate Deed of Trust were filed
          in all other jurisdictions in which the
          remaining Marriott Properties are located.
          Such other deeds  of  trust  or  mortgages
          secure the principal amount of Series A-1 9.94%
          Notes and  Series  A-2  11.18%  Notes  allocated
          to all Marriott Properties not located in the
          jurisdiction in which such other deeds of trust
          were filed for recording).

  10.8    Guaranty from the Registrant, Corporate           Filed as Exhibit 10(D)(7)
          Property Associates 10 Incorporated, Trammell     to Registrant's Post
          Crow Equity Partners II, Ltd. ("TCEP II") and     Effective Amendment No. 1
          PA/First Plaza Limited Partnership ("First        to Form S-11
          Plaza") as guarantors, to the Trustee.

  10.9    Shareholders Agreement between the                Filed as Exhibit 10(D)(8)
          Registrant, Corporate Property Associates         to Registrant's Post
          10 Incorporated ("CPA(R):10"), TCEP II and        Effective Amendment No. 1
          First Plaza.                                      to Form S-11

  10.10   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10(E)(1)(a)
          for property located in Glendale, Arizona         to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.11   Assignment and Assumptions of  Lease Agreement    Filed as Exhibit 10(E)(1)(b)
          for property located in Ft. Smith, Arkansas       to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.12   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10(E)(1)(c)
          for property located in Escondido, California.    to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.13   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10(E)(1)(d)
          for property located in Broken Arrow, Oklahoma.   to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.14   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10(E)(1)(e)
          for property located in Weatherford, Oklahoma.    to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.15   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10(E)(1)(f)
          for property located in Center, Texas.            to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.16   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10(E)(1)(g)
          for property located in Groves, Texas.            to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.17   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10(E)(1)(h)
          for property located in Silsbee, Texas.           to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.18   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10(E)(1)(i)
          for property located in Vidor, Texas.             to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.19   Lease Amendments for the Ft. Smith, Arkansas      Filed as Exhibit 10(E)(2)
          and Weatherford, Oklahoma properties.             to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.20   Promissory Note from subsidiaries of the          Filed as Exhibit 10(E)(3)
          Registrant and CPA(R):10 to The New England       to Registrant's Post
          Mutual Life Insurance Company ("New England").    Effective Amendment No. 1
                                                            to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.21   Mortgage/Deed of Trust from subsidiaries          Filed as Exhibit 10(E)(4)(a)
          of the Registrant and CPA(R):10 to                to Registrant's Post
          New England encumbering the property              Effective Amendment No. 1
          in Ft. Smith, Arkansas                            to Form S-11

  10.22   Mortgage/Deed of Trust from subsidiaries          Filed as Exhibit 10(E)(4)(b)
          of the Registrant and CPA(R):10 to                to Registrant's Post
          New England encumbering the property              Effective Amendment No. 1
          in Weatherford, Oklahoma                          to Form S-11

  10.23   Mortgage/Deed of Trust from                       Filed as Exhibit 10(E)(4)(c)
          subsidiaries of the Registrant and                to Registrant's Post
          CPA(R):10 to New England encumbering              Effective Amendment No. 1
          the properties in Center, Groves,                 to Form S-11
          Silsbee, and Vidor, Texas.

  10.24   Lease Agreement between QRS 10-9 (AR),            Filed as Exhibit 10(F)(1)
          Inc. ("QRS 10-9") and QRS 11-2(AR), Inc.          to Registrant's Post
          ("QRS 11-2") as landlord and Acadia               Effective Amendment No. 3
          Stores 63, Inc. ("Tenant") as tenant.             to Form S-11

  10.25   Co-Tenancy Agreement between QRS 10-9             Filed as Exhibit 10(F)(2)
          and QRS 11-2.                                     to Registrant's Post
                                                            Effective Amendment No. 3
                                                            to Form S-11

  10.26   Term Loan Agreement among The First               Filed as Exhibit 10(F)(3)
          National Bank of Boston ("First                   to Registrant's Post
          Lender"), QRS 10-9 and QRS 11-2.                  Effective Amendment No. 3
                                                            to Form S-11

  10.27   Note of QRS 10-9 and QRS 11-2 to First            Filed as Exhibit 10(F)(4)
          Lender.                                           to Registrant's Post
                                                            Effective Amendment No. 3
                                                            to Form S-11

  10.28   Fee and Leasehold Mortgages from QRS              Filed as Exhibit 10(F)(5)
          10-9 and QRS 11-2 to First Lender                 to Registrant's Post
          for the following jurisdictions:                  Effective Amendment No. 3
                                                            to Form S-11
              a.  Arkansas (one representative fee
                  mortgage and leasehold mortgage
                  included)
              b.  Louisiana
              c.  Mississippi

  10.29   Term Loan Agreement among Acadia                  Filed as Exhibit 10(F)(6)
          Partners , L.P. ("Second Lender"),                to Registrant's Post
          QRS 10-9 and QRS 11-2.                            Effective Amendment No. 3
                                                            to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.30   Note of QRS 10-9 and QRS 11-2 to                  Filed as Exhibit 10(F)(7)
          Second Lender.                                    to Registrant's Post
                                                            Effective Amendment No. 3
                                                            to Form S-11

  10.31   Fee Mortgages and Leasehold Mortgages             Filed as Exhibit 10(F)(8)
          from QRS 10-9 and QRS 11 -2 to Second             to Registrant's Post
          Lender for the following jurisdictions:           Effective Amendment No. 3
                                                            to Form S-11
              a.  Arkansas (one representative fee
                  mortgage and leasehold mortgage
                  included)
              b.  Louisiana
              c.  Mississippi

  10.32   Guaranty from Harvest Foods, Inc., a              Filed as Exhibit 10(F)(9)
          Delaware corporation, to QRS 10-9 and             to Registrant's Post
          QRS 11-2.                                         Effective Amendment No. 3
                                                            to Form S-11

  10.33   Guaranty from Harvest Foods, Inc., an             Filed as Exhibit 10(F)(10)
          Arkansas corporation, to QRS 10-9 and             to Registrant's Post
          QRS 11-2.                                         Effective Amendment No. 3
                                                            to Form S-11

  10.34   Lease between QRS 10-12 (TX), Inc.                Filed as Exhibit 10(G)(1)
          ("QRS 10-12"), QRS 11-5 (TX), Inc.                to Registrant's Post
          ("QRS 11-5") and Summagraphics.                   Effective Amendment No. 3
                                                            to Form S-11

  10.35   Co-Tenancy Agreement between QRS 10-12,           Filed as Exhibit 10(G)(2)
          and QRS 11-5.                                     to Registrant's Post
                                                            Effective Amendment No. 3
                                                            to Form S-11

  10.36   $3,700,000 Promissory Note from QRS               Filed as Exhibit 10(H)(1)
          10-12 (TX), Inc, ("QRS 10-12"),                   to Registrant's Post
          and QRS 11-5 (TX) Inc. ("QRS 11-5"),              Effective Amendment No. 4
          to Creditanstalt-Bankverein ("Lender").           to Form S-11

  10.37   Deed of Trust and Security Agreement              Filed as Exhibit 10(H)(2)
          from QRS 10- 12 and QRS 11-5 to John O.           to Registrant's Post
          Langdon, Trustee, for benefit of Lender.          Effective Amendment No. 4
                                                            to Form S-11

  10.38   Guaranty Agreement between Registrant             Filed as Exhibit 10(H)(3)
          and Corporate Property Associates 10              to Registrant's Post
          Incorporated as guarantor and Lender.             Effective Amendment No. 4
                                                            to Form S-11

  10.39   Real Estate Purchase and Sale Contract            Filed as Exhibit 10(I)(1)
          between Belmet (IL) QRS 11-9, Inc.                to Registrant's Post
          ("QRS 11-9") as purchaser and Mission             Effective Amendment No. 4
          Leasing and Bank of Rantoul (collectively,
          to Form S-11 "Seller").

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.40   Assignment and Assumption of Lease                Filed as Exhibit 10(I)(2)
          between QRS 11-9 and Seller.                      to Registrant's Post
                                                            Effective Amendment No. 4
                                                            to Form S-11

  10.41   Assignment of Permits and Warranties              Filed as Exhibit 10(I)(3)
          from Seller to QRS 11-9.                          to Registrant's Post
                                                            Effective Amendment No. 4
                                                            to Form S-11

  10.42   Industrial Building Lease ("Lease")               Filed as Exhibit 10(I)(4)
          dated November 16, 1989 between Seller            to Registrant's Post
          and Bell, together with First Amendment           Effective Amendment No. 4
          to Lease, dated September 19, 1991.               to Form S-11

  10.43   Second Amendment to Lease.                        Filed as Exhibit 10(I)(5)
                                                            to Registrant's Post
                                                            Effective Amendment No. 4
                                                            to Form S-11

  10.44   Land Purchase Agreement between MMI               Filed as Exhibit 10(J)(1)
          (SC) QRS 11-11 Inc. ("QRS 11-11") and             to Registrant's Post
          Amerisure, Inc. regarding three acre              Effective Amendment No. 5
          parcel.                                           to Form S-11

  10.45   Mortgage from Amerisure, Inc. to QRS              Filed as Exhibit 10(J)(2)
          11-11 regarding three acre parcel.                to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

  10.46   Lease Agreement between QRS 11-11,                Filed as Exhibit 10(J)(3)
          as Landlord. and MMI, as tenant.                  to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

  10.47   Assignment, Reassignment and Assumption           Filed as Exhibit 10(J)(4)
          of Lease among Amerisure, Inc., QRS               to Registrant's Post
          11-11 and UIC.                                    Effective Amendment No. 5
                                                            to Form S-11

  10.48   Loan Agreement between The Penn Mutual            Filed as Exhibit 10(J)(5)
          Life Insurance Company ("Penn Mutual")            to Registrant's Post
          and QRS 11-11.                                    Effective Amendment No. 5
                                                            to Form S-11

  10.49   $9,500,000 Promissory Note from QRS               Filed as Exhibit 10(J)(6)
          11-11 to Penn Mutual.                             to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.50   Mortgage and Security Agreement from              Filed as Exhibit 10(J)(7)
          QRS 11-11 to Penn Mutual.                         to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

  10.51   Lease Agreement between BVS (NY) QRS              Filed as Exhibit 10(K)(1)
          11-10, Inc. ("QRS 11-10") as landlord,            to Registrant's Post
          and BVS, as tenant.                               Effective Amendment No. 5
                                                            to Form S-11

  10.52   Reciprocal Easement and Operation                 Filed as Exhibit 10(K)(2)
          Agreement between QRS 11-10 and Fairview          to Registrant's Post
          Plaza Corporation ("FPC").                        Effective Amendment No. 5
                                                            to Form S-11

  10.53   Lease Agreement between QRS 11-12, (FL),          Filed as Exhibit 10(L)(2)
          Inc, ("QRS 11-12"), as Landlord, and              to Registrant's Post
          Unit, as tenant.                                  Effective Amendment No. 5
                                                            to Form S-11

  10.54   Guaranty and Suretyship Agreement                 Filed as Exhibit 10(L)(4)
          from Unit to QRS 11-12.                           to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

  10.55   Indemnity Agreement between GATX                  Filed as Exhibit 10(L)(5)
          Corporation and QRS 11-12.                        to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

  10.56   Assignment and Assumption of Lease by             Filed as Exhibit 10(M)(1)
          Charlotte Telephone Associates Limited            to Registrant's Post
          Partnership ("CTA") to QRS 11-14 (NC),            Effective Amendment No. 5
          Inc. ("QRS 11-14").                               to Form S-11

  10.57   Purchase and Sale Agreement between               Filed as Exhibit 10.1 to
          Neoserv (CO) QRS 10-13, Inc. ("QRS:10")           Registrant's Form 8-K dated
          d Neoserv (CO) QRS 11-8, Inc. ("QRS:11")          October 29, 1992
          as purchasers and Homart Development Co.
          ("Homart").

  10.58   Promissory Note of QRS:10 and QRS:11 to           Filed as Exhibit 10.2 to
          Homart.                                           Registrant's Form 8-K dated
                                                            October 29, 1992

  10.59   Deed of Trust from QRS:10 and QRS:11 for          Filed as Exhibit 10.3 to
          benefit of Homart.                                Registrant's Form 8-K dated
                                                            October 29, 1992

  10.60   Option Agreement between QRS:10 and               Filed as Exhibit 10.4 to
          QRS:11 as option grantee and Homart as            Registrant's Form 8-K dated
          option grantor.                                   October 29, 1992

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.61   Co-Tenancy Agreement between QRS:10 and           Filed as Exhibit 10.5 to
          QRS:11.                                           Registrant's Form 8-K dated
                                                            October 29, 1992

  10.62   Lease from QRS:10 and QRS:11 as lessor            Filed as Exhibit 10.6 to
          and Neodata Services, Inc. ("Neodata")            Registrant's Form 8-K dated
          as lessee.                                        October 29, 1992

  10.63   Guaranty Agreement from Neodata                   Filed as Exhibit 10.7 to
          Corporation as guarantor to QRS:10 and            Registrant's Form 8-K dated
          QRS:11.                                           October 29, 1992

  10.64   Promissory Note of QRS:10 and QRS:11 to           Filed as Exhibit 10.8 to
          Neodata.                                          Registrant's Form 8-K dated
                                                            October 29, 1992

  10.65   Deed of Trust from QRS:10 and QRS:11 for          Filed as Exhibit 10.9 to
          benefit of Neodata.                               Registrant's Form 8-K dated
                                                            October 29, 1992

  10.66   Construction Contract between QRS:10 and          Filed as Exhibit 10.10 to
          QRS:11 as owners and Austin Commercial,           Registrant's Form 8-K dated
          Inc. ("Austin") as contractor.                    October 29, 1992

  10.67   Guaranty from Austin to QRS:10 and                Filed as Exhibit 10.11 to
          QRS:11.                                           Registrant's Form 8-K dated
                                                            October 29, 1992

  10.68   Construction Agency Agreement between             Filed as Exhibit 10.12 to
          QRS:10 and QRS:11 as owners and Neodata           Registrant's Form 8-K dated
          as agent.                                         October 29, 1992

  10.69   Land Purchase Agreement between MMI (SC)          Filed as Exhibit 10.1 to
          QRS 11-11, Inc. ("QRS 11-11") and                 Registrant's Form 8-K dated
          Amerisure, Inc. ("Amerisure") regarding           January 5, 1993
          three acre parcel.

  10.70   Mortgage from Amerisure to QRS 11-11              Filed as Exhibit 10.2 to
          regarding three acre parcel.                      Registrant's Form 8-K dated
                                                            January 5, 1993

  10.71   Lease Agreement between QRS 11-11, as             Filed as Exhibit 10.3 to
          Landlord, and MMI as tenant.                      Registrant's Form 8-K dated
                                                            January 5, 1993

  10.72   Assignment, Reassignment and Assumption           Filed as Exhibit 10.4 to
          of Lease among Amerisure, Inc., QRS 11-11         Registrant's Form 8-K dated
          and UIC.                                          January 5, 1993

  10.73   Loan Agreement between The Penn Mutual            Filed as Exhibit 10.5 to
          Life Insurance Company ("Penn Mutual")            Registrant's Form 8-K dated
          and QRS 11-11.                                    January 5, 1993

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.74   $9,500,000 Promissory Note  from QRS              Filed as Exhibit 10.6 to
          11-11 to Penn Mutual.                             Registrant's Form 8-K dated
                                                            January 5, 1993

  10.75   Mortgage and Security Agreement from              Filed as Exhibit 10.7 to
          QRS 11-11 to Penn Mutual.                         Registrant's Form 8-K dated
                                                            January 5, 1993

  10.76   Lease Agreement between BVS (NY) QRS              Filed as Exhibit 10.8 to
          11-10, Inc. ("QRS 11-10"), as landlord,           Registrant's Form 8-K dated
          and BVS, as tenant.                               January 5, 1993

  10.77   Reciprocal Easement and Operation                 Filed as Exhibit 10.9 to
          Agreement between QRS 11-10 and Fairview          Registrant's Form 8-K dated
          Plaza, Inc.                                       January 5, 1993

  10.78   Lease Agreement between QRS 11-12                 Filed as Exhibit 10.10 to
          (FL), Inc. ("QRS 11-12"), as landlord,            Registrant's Form 8-K dated
          and Unit, as tenant.                              January 5, 1993

  10.79   Guaranty and Suretyship Agreement from            Filed as Exhibit 10.11 to
          Unit to QRS 11-12.                                Registrant's Form 8-K dated
                                                            January 5, 1993

  10.80   Indemnity Agreement between GATX                  Filed as Exhibit 10.12 to
          Corporation and QRS 11-12.                        Registrant's Form 8-K dated
                                                            January 5, 1993

  10.81   Assignment and Assumption of Lease                Filed as Exhibit 10.1 to
          and Lease Guaranty from Oakbrook                  Registrant's Form 8-K dated
          Development Corp. ("Oakbrook") to                 April 5, 1993
          Books CT QRS 11-15, Inc. ("QRS 11-15").

  10.82   Co-Tenancy Agreement between DDI (NE)             Filed as Exhibit 10.2 to
          QRS 10-15, Inc. ("QRS 10-15") and DDI             Registrant's Form 8-K dated
          (NE) QRS 11-13, Inc. ("QRS 11-13").               April 5, 1993

  10.83   Cross Indemnity Agreement between                 Filed as Exhibit 10.3 to
          QRS 10-15 and QRS 11-13.                          Registrant's Form 8-K dated
                                                            April 5, 1993

  10.84   Lease Agreement between QRS 10-15                 Filed as Exhibit 10.4 to
          and QRS 11-13, as landlord, and                   Registrant's Form 8-K dated
          Data Documents, Inc. ("DDI"),                     April 5, 1993
          as tenant.

  10.85   Loan Agreement between QRS 10-15                  Filed as Exhibit 10.5 to
          and QRS 11-13, as borrower, and                   Registrant's Form 8-K dated
          U S West Financial Services, Inc.                 April 5, 1993
          ("US West"), as lender.

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------

  10.86   $8,000,000 Promissory Note from                   Filed as Exhibit 10.6 to
          QRS 10-15 and QRS 11-13 to                        Registrant's Form 8-K dated
          US West.                                          April 5, 1993

  10.87   Deed of Trust from QRS 10-15 and                  Filed as Exhibit 10.7 to
          QRS 11-13 to US West (for filing                  Registrant's Form 8-K dated
          in the states of Colorado, Nebraska               April 5, 1993
          and Texas).

  10.88   Mortgage from QRS 10-15 and QRS 11-13             Filed as Exhibit 10.8 to
          to US West (for filing in the state of            Registrant's Form 8-K dated
          Kansas).                                          April 5, 1993

  10.89   Assignment of Parent Guaranty from                Filed as Exhibit 10.9 to
          QRS 10-15 and QRS 11-13.                          Registrant's Form 8-K dated
                                                            April 5, 1993

  10.90   Deed of Trust Note from QRS 11-14 (NC),           Filed as Exhibit 10.1 to
          Inc. ("QRS 11-14") to Kredietbank N.V.            Registrant's Form 8-K dated
          ("Kredietbank").                                  April 13, 1993

  10.91   Deed of Trust from QRS 11-14 for the              Filed as Exhibit 10.2 to
          benefit of Kredietbank.                           Registrant's Form 8-K dated
                                                            April 13, 1993

  10.92   Assignment of Leases and Rents from               Filed as Exhibit 10.3 to
          QRS 11-14 to Kredietbank.                         Registrant's Form 8-K dated
                                                            April 13, 1993

  10.93   Escrow Agreement between                          Filed as Exhibit 10.4 to
          QRS 11-14 and Kredietbank.                        Registrant's Form 8-K dated
                                                            April 13, 1993

  10.94   Lease Agreement between BB Property               Filed as Exhibit 10.1 to
          Company, as lessor, and Best Buy,                 Registrant's Form 8-K dated
          as lessee.                                        May 6, 1993

  10.95   Note Purchase Agreement among BB                  Filed as Exhibit 10.2 to
          Property Company, Best Buy, and                   Registrant's Form 8-K dated
          TIAA.                                             May 6, 1993

  10.96   $32,800,000 Note from BB Property                 Filed as Exhibit 10.3 to
          Property Company to TIAA.                         Registrant's Form 8-K dated
                                                            May 6, 1993

  10.97   Deed of Trust and Security Agreement              Filed as Exhibit 10.4 to
          from BB Property Company for the benefit          Registrant's Form 8-K dated
          of TIAA.                                          May 6, 1993

  10.98   $3,200,000 Promissory Note from BVS (NY)          Filed as Exhibit 10.5 to
          QRS 11-10, Inc. ("BVS") to Orix.                  Registrant's Form 8-K dated
                                                            May 6, 1993

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.99   Mortgage, Assignment of Leases and Rents,         Filed as Exhibit 10.6 to
          Security Agreement and Fixture Filing             Registrant's Form 8-K dated
          from BVS to Orix.                                 May 6, 1993

  10.100  Purchase Agreement between QRS 11-19,             Filed as Exhibit 10.2 to
          as owner, and Lincoln Technical                   Registrant's Form 8-K dated
          Institute, as buyer.                              August 13, 1993

  10.101  Lease Agreement between Unitech (IL)              Filed as Exhibit 10(P)(1) to
          QRS 11-19, Inc. ("QRS 11-19"), as                 Registrant's Post Effective
          landlord, and UTI.                                Amendment No. 6 to Form S-11

  10.102  Guaranty and Suretyship Agreement                 Filed as Exhibit 10(P)(2) to
          from Lincoln Technical Institute                  Registrant's Post Effective
          of Arizona, Inc. to QRS 11-19.                    Amendment No. 6 to Form S-11

  10.103  Modification of Loan Documents and                Filed as Exhibit 10(P)(3) to
          Assumption Agreement among Chicago                Registrant's Post Effective
          Investment Properties Limited Partnership,        Amendment No. 6 to Form S-11
          the Guarantors QRS 11-19 and the
          Fidelity Mutual Life
          Insurance Company.

  10.104  Rate Cap Transaction letter Agreement             Filed as Exhibit 10(Q)(4) to
          between BVS and Chemical Bank                     Registrant's Post Effective
          ("Chemical").                                     Amendment No. 6 to Form S-11

  10.105  Consent and Agreement                             Filed as Exhibit 10(Q)(5) to
          between Chemical, Orix and BVS.                   Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  10.106  Assignment of Interest Rate                       Filed as Exhibit 10(Q)(6) to
          Protection Agreement from BVS                     Registrant's Post Effective
          to Orix.                                          Amendment No. 6 to Form S-11

  10.107  Warrant issued by Merit to                        Filed as Exhibit 10(S)(1) to
          the Registrant.                                   Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  10.108  Lease Agreement between QRS 11-20 (UT),           Filed as Exhibit 10(S)(2) to
          Inc. ("QRS 11-20"), as landlord, and              Registrant's Post Effective
          Merit, as tenant.                                 Amendment No. 6 to Form S-11

  10.109  Guaranty Agreement from the                       Filed as Exhibit 10(S)(3) to
          Registrant to Merit.                              Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  10.110  Construction Management Agreement                 Filed as Exhibit 10(S)(4) to
          Merit and the Koll Company.                       Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.111  Construction Agreement between Merit              Filed as Exhibit 10(S)(5) to
          and Camco Construction Company, Inc.              Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  10.112  Construction Agency Agreement between             Filed as Exhibit 10(S)(6) to
          Merit and QRS 11-20.                              Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  10.113  $8,250,000 Promissory Note from QRS 11-20         Filed as Exhibit 10(S)(7) to
          to First Interstate Bank of Utah, N.A.            Registrant's Post Effective
          ("Lender").                                       Amendment No. 6 to Form S-11

  10.114  Deed of Trust, Assignment of Rents, Security      Filed as Exhibit 10(S)(8) to
          Agreement and Financing Statement from            Registrant's Post Effective
          QRS 11-20 for the benefit of Lender.              Amendment No. 6 to Form S-11

  10.115  Assignment of Leases and Rents made by            Filed as Exhibit 10(S)(9) to
          QRS 11-20 in favor of Lender.                     Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  10.116  Loan Agreement between QRS 11-20 and              Filed as Exhibit 10(S)(10) to
          Lender.                                           Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  10.117  Assignment and Assumption of Bid dated            Filed as Exhibit 10(T)(1) to
          as of April 14, 1993 among QRS 11-17 (NY),        Registrant's Post Effective
          Inc. ("QRS 11-17"), E.B. Properties, Inc.         Amendment No. 7 to Form S-11
          ("EB") and The Dime Savings Bank of New York,
          FSB ("Dime"), as amended and supplemented by
          the First Supplement dated April 15, 1993 and
          by the Second Supplement dated April 22, 1993
          and by letters dated May 12, June 9 and June
          18, 1993.

  10.118  Assignment and Assumption Agreement, dated        Filed as Exhibit 10(T)(2)
          to March 4, 1993, as amended , between            Registrant's Post Effective
          Dime and EB, as assigned by Assignment            Amendment No. 7 to Form S-11
          dated April 14, 1993.

  10.119  Lease dated as of August 1, 1986 between          Filed as Exhibit 10(T)(3) to
          D. Grossman and Mormax Corporation (as            Registrant's Post Effective
          assumed by QRS 11-21, Inc. ("QRS 11-21")          Amendment No. 7 to Form S-11
          by virtue of documents listed at (10)(T)(1)).

  10.120  Promissory Note from QRS 11-17 to Dime            Filed as Exhibit 10(T)(4) to
          in the amount of $7,000,000.                      Registrant's Post Effective
                                                            Amendment No. 7 to Form S-11

  10.121  Mortgage from QRS 11-17 to Dime.                  Filed as Exhibit 10(T)(5) to
                                                            Registrant's Post Effective
                                                            Amendment No. 7 to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.122  Collateral Assignment of Leases and Rents         Filed as Exhibit 10(T)(6) to
          by QRS 11-17 in favor of Dime.                    Registrant's Post Effective
                                                            Amendment No. 7 to Form S-11

  10.123  Agreement of Indemnity                            Filed as Exhibit 10(T)(7) to
          by QRS 11-17 in favor of Dime.                    Registrant's Post Effective
                                                            Amendment No. 7 to Form S-11

  10.124  Lease Agreement between SCF (TN)                  Filed as Exhibit 10(U)(1) to
          QRS 11-21, as landlord, and SCM,                  Registrant's Post Effective
          as tenant.                                        Amendment No. 7 to Form S-11

  10.125  Warrant issued by Sports & Fitness                Filed as Exhibit 10(U)(2) to
          Clubs Inc. ("SFC") to QRS 11-21.                  Registrant's Post Effective
                                                            Amendment No. 7 to Form S-11

  10.126  Guaranty and Suretyship Agreement by              Filed as Exhibit 10(U)(3) to
          SFC and Sports and Fitness Clubs of               Registrant's Post Effective
          America, Inc. ("SFCA") to QRS 11-21.              Amendment No. 7 to Form S-11

  10.127  Purchase Agreement between QRS 11-21,             Filed as Exhibit 10(U)(4) to
          as owner, and SFC, as buyer.                      Registrant's Post Effective
                                                            Amendment No. 7 to Form S-11

  10.128  Term Loan Agreement between QRS 11-21,            Filed as Exhibit 10(U)(5) to
          as borrower, and Union Planters National          Registrant's Post Effective
          Bank, as lender ("Union Planters").               Amendment No. 7 to Form S-11

  10.129  Note in the amount of $2,800,000 dated            Filed as Exhibit 10(U)(6) to
          July 20, 1993 from QRS 11-21 for the              Registrant's Post Effective
          benefit of Union Planters.                        Amendment No. 7 to Form S-11

  10.130  Deed of Trust, Assignment of Rents and            Filed as Exhibit 10(U)(7) to
          Security Agreement from QRS 11-21 for the         Registrant's Post Effective
          benefit of Union Planters.                        Amendment No. 7 to Form S-11

  10.131  Acknowledgment of Assignment of Lease,            Filed as Exhibit 10(U)(8) to
          Guaranty and Purchase Agreements between          Registrant's Post Effective
          SCM, SFC, SFCA, QRS 11-21 and Union Planters.     Amendment No. 7 to Form S-11

  10.132  Real Estate Contract of Sale between              Filed as Exhibit 10(V)(1) to
          Abacus Capital Corporation, as seller,            Registrant's Post Effective
          and Registrant, or its assigns, as Buyer.         Amendment No. 7 to Form S-11

  10.133  Real Estate Contract of Sale between              Filed as Exhibit 10.1 to
          Abacus Capital Corporation ("Abacus"), as         Registrant's Form 8-K
          seller, and Registrant, as buyer.                 dated February 24, 1994

  10.134  Assignment of Real Estate Contract of             Filed as Exhibit 10.2 to
          Sale from Registrant to the PETsMART              Registrant's Form 8-K
          Subsidiary.                                       dated February 24, 1994

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.135  Assignment and Assumption of Lease                Filed as Exhibit 10.3 to
          between Abacus and the PETsMART                   Registrant's Form 8-K
          Subsidiary.                                       dated February 24, 1994

  10.136  Loan Agreement between NationsBank and            Filed as Exhibit 10.4 to
          the PETsMART Subsidiary.                          Registrant's Form 8-K
                                                            dated February 24, 1994

  10.137  $2,500,000 Promissory Note made by the            Filed as Exhibit 10.5 to
          PETsMART Subsidiary to NationsBank.               Registrant's Form 8-K
                                                            dated February 24, 1994

  10.138  Deed of Trust, Assignment, Security               Filed as Exhibit 10.6 to
          Agreement and Financing Statement from            Registrant's Form 8-K
          the PETsMART Subsidiary to NationsBank.           dated February 24, 1994

  10.139  Lease Agreement between the Braintree             Filed as Exhibit 10.7 to
          Subsidiary, as landlord, and Barnes               Registrant's Form 8-K
          & Noble, as tenant.                               dated February 24, 1994

  10.140  Real Estate Purchase and Sale Contract            Filed as Exhibit 10.8 to
          between the ELWA Subsidiary, as buyer,            Registrant's Form 8-K
          and Big V, as seller.                             dated February 24, 1994

  10.141  Lease Agreement between the ELWA                  Filed as Exhibit 10.9 to
          Subsidiary, as landlord, and                      Registrant's Form 8-K
          Big V as tenant.                                  dated February 24, 1994

  10.142  Guaranty and Suretyship Agreement                 Filed as Exhibit 10.10 to
          executed by Big V Holding.                        Registrant's Form 8-K
                                                            dated February 24, 1994

  10.143  Amended, Restated and Consolidated Bonds          Filed as Exhibit 10.11 to
          to Key Bank, as lender, from the ELWA             Registrant's Form 8-K
          Subsidiary, as borrower.                          dated February 24, 1994

  10.144  Amended and Restated Mortgage and                 Filed as Exhibit 10.12 to
          Security Agreement from the ELWA                  Registrant's Form 8-K
          Subsidiary, to Key Bank.                          dated February 24, 1994

  10.145  Limited Guaranty of Payment from the              Filed as Exhibit 10.13 to
          Company to Key Bank.                              Registrant's Form 8-K
                                                            dated February 24, 1994

  10.146  Lease Agreement between the Brownwood             Filed as Exhibit 10.14 to
          Subsidiary, as landlord, and Superior,            Registrant's Form 8-K
          as tenant.                                        dated February 24, 1994

  10.147  Guaranty and Suretyship Agreement from            Filed as Exhibit 10.15 to
          Alpine to Registrant.                             Registrant's Form 8-K
                                                            dated February 24, 1994

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.148  $2,700,000 Real Estate Note from the              Filed as Exhibit 10.16 to
          Brownwood Subsidiary, as maker, to                Registrant's Form 8-K
          Creditanstalt, as holder.                         dated February 24, 1994

  10.149  Deed of Trust and Security Agreement by           Filed as Exhibit 10.17 to
          the Brownwood Subsidiary, as guarantor            Registrant's Form 8-K
          to Hazen H. Dempster, as trustee.                 dated February 24, 1994

  10.150  Guaranty and Agreement between the                Filed as Exhibit 10.18 to
          Company and Creditanstalt.                        Registrant's Form 8-K
                                                            dated February 24, 1994

  10.151  Assignment of Contract from Hyde Park             Filed as Exhibit 10.19 to
          Holdings, Inc. to the Cleveland                   Registrant's Form 8-K
          Subsidiary.                                       dated February 24, 1994

  10.152  Lease Agreement between the Cleveland             Filed as Exhibit 10.20 to
          Subsidiary, as landlord, and Nicholson,           Registrant's Form 8-K
          as tenant.                                        dated February 24, 1994

  10.153  $4,000,000 Cognovit Promissory Note               Filed as Exhibit 10.21 to
          from the Cleveland Subsidiary to Bank             Registrant's Form 8-K
          One.                                              dated February 24, 1994

  10.154  Mortgage Deed, Security Agreement and             Filed as Exhibit 10.22 to
          Assignment of Rents and Leases from the           Registrant's Form 8-K
          Cleveland Subsidiary to Bank One.                 dated February 24, 1994

  10.155  Business Loan Agreement between the               Filed as Exhibit 10.23 to
          Cleveland Subsidiary, and Bank One.               Registrant's Form 8-K
                                                            dated February 24, 1994

  10.156  Guaranty from Registrant to Bank One.             Filed as Exhibit 10.24 to
                                                            Registrant's Form 8-K
                                                            dated February 24, 1994

  10.157  Lease Agreement between the Gensia                Filed as Exhibit 10.25 to
          Partnership, as landlord, and Gensia,             Registrant's Form 8-K
          as tenant.                                        dated February 24, 1994

  10.158  $13,000,000 Promissory Note from the              Filed as Exhibit 10.26 to
          Gensia Partnership to Northwestern.               Registrant's Form 8-K
                                                            dated February 24, 1994

  10.159  Deed of Trust, Security Agreement and             Filed as Exhibit 10.27 to
          Financing Statement from the Gensia               Registrant's Form 8-K
          Partnership to Northwestern.                      dated February 24, 1994

  10.160  Guarantee of Recourse Obligations from            Filed as Exhibit 10.28 to
          Registrant and CPA(R):12 to Northwestern.         Registrant's Form 8-K
                                                            dated February 24, 1994

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------


  10.161  Assignment of Earnest Money Contract              Filed as Exhibit 10.29 to
          from Garden Ridge to the Round Rock               Registrant's Form 8-K
          Subsidiary.                                       dated February 24, 1994

  10.162  Lease Agreement between the Round Rock            Filed as Exhibit 10.30 to
          Subsidiary, as landlord, and Garden               Registrant's Form 8-K
          Ridge, as tenant.                                 dated February 24, 1994

  10.163  $3,465,000 Note from the Round Rock               Filed as Exhibit 10.31 to
          Subsidiary to Garden Ridge.                       Registrant's Form 8-K
                                                            dated February 24, 1994

  10.164  Deed of Trust and Security Agreement              Filed as Exhibit 10.32 to
          from the Round Rock Subsidiary to Garden          Registrant's Form 8-K
          Ridge.                                            dated February 24, 1994

  10.165  $1,700,000 Promissory Note from the               Filed as Exhibit 10.33 to
          Plano Subsidiary to National Western.             Registrant's Form 8-K
                                                            dated February 24, 1994

  10.166  Deed of Trust, Security Agreement and             Filed as Exhibit 10.34 to
          Financing Statement from the Plano                Registrant's Form 8-K
          Subsidiary to National Western.                   dated February 24, 1994

  10.167  Lease Agreement dated June 15, 1994 between       Filed as Exhibit 10.167 to
          CTC (VA) QRS 11-32, Inc., as Landlord, and        Registrant's Form 10-K for the
          Childtime Childcare, Inc., as Tenant.             year ended December 31, 1994
                                                            dated March 31, 1995

  10.168  Construction Agency Agreement dated June 15,      Filed as Exhibit 10.168 to
          1994 between Childtime Childcare, Inc. and        Registrant's Form 10-K for the
          CTC (VA) QRS 11-32, Inc.                          year ended December 31, 1994
                                                            dated March 31, 1995

  10.169  Lease Agreement dated August 11, 1994 by and      Filed as Exhibit 10.169
          to between Neenah (WI) QRS 11-31, Inc., as        Registrant's Form 10-K for the
          Landlord, and Exide Electronic Assembly           year ended December 31, 1994
          Corporation, as Tenant.                           dated March 31, 1995

  10.170  $5,000,000 Real Estate Note dated August 11,      Filed as Exhibit 10.170 to
          1994 from Neenah (WI) QRS 11-31, Inc., as         Registrant's Form 10-K for the
          Maker, and Creditanstalt Corporate Finance,       year ended December 31, 1994
          Inc., as Holder.                                  dated March 31, 1995

  10.171  Lease Agreement dated September 30, 1994 by       Filed as Exhibit 10.171 to
          and between CFP Associates, as Landlord, and      Registrant's Form 10-K for the
          Custom Foods Products, Inc., as Tenant.           year ended December 31, 1994
                                                            dated March 31, 1995

  10.172  Loan Agreement dated September 30, 1994           Filed as Exhibit 10.172 to
          between CFP Associates, as Borrower, and          Registrant's Form 10-K for the
          Greyrock Capital Group Inc., as Lender.           year ended December 31, 1994
                                                            dated March 31, 1995

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------

  10.173  $2,000,000 Note dated September 30, 1994          Filed as Exhibit 10.173 to
          from CFP Associates, as Maker, and                Registrant's Form 10-K for the
          Greyrock Capital Group Inc., as Payee.            year ended December 31, 1994
                                                            dated March 31, 1995

  10.174  $200,000 Maximum Amount Promissory Note           Filed as Exhibit 10.174 to
          dated September 30, 1994 from CFP Associates,     Registrant's Form 10-K for the
          as Maker, to Custom Foods Products, Inc., as      year ended December 31, 1994
          Payee.                                            dated March 31, 1995

  10.175  Lease Agreement dated October 14, 1994 by and     Filed as Exhibit 10.175 to
          between ADS (CA) QRS 11-34, Inc., as Landlord,    Registrant's Form 10-K for the
          and Chiat/Day Inc. Advertising, as Tenant.        year ended December 31, 1994
                                                            dated March 31, 1995

  10.176  $6,000,000 Promissory Note dated October 14,      Filed as Exhibit 10.176 to
          1994 from ADS (CA) QRS 11-34, Inc., as            Registrant's Form 10-K for the
          Borrower, to Kearneys Street Real Estate          year ended December 31, 1994
          Company, L.P., as Lender.                         dated March 31, 1995

  10.177  $3,000,000 Purchase Money Promissory Note         Filed as Exhibit 10.177 to
          secured by Deed of Trust dated October 14,        Registrant's Form 10-K for the
          1994 from ADS (CA) QRS 11-34, Inc., as Maker,     year ended December 31, 1994
           to Venice Operating Corp., as Holder.            dated March 31, 1995

  10.178  Lease Agreement dated October 31, 1995 by and     Filed as Exhibit 10.33 to
          between DELMO (PA) QRS 11-36 and DELMO (PA)       Registrant's Form 8-K
          QRS 12-10 together as Landlord and Del Monte      dated March 21, 1996
          Corporation, as Tenant.

  10.179  Lease Agreement dated December 26, 1995 by and    Filed as Exhibit 2.1 to
          between Cards Limited Liability Company, as       Registrant's Form 8-K
          Landlord, and The Upper Deck Company, as Tenant.  dated March 21, 1996

  10.180  $15,000,000 Promissory Note dated January 3,      Filed as Exhibit 2.2 to
          1996 from Cards Limited Liability Company to      Registrant's Form 8-K
          Column Financial, Inc.                            dated March 21, 1996

  21.1    Subsidiaries of Registrant as of                  Filed as Exhibit 22.1 to
          March 31, 1993.                                   Registrant's Form 10-K for the
                                                            year ended December 31, 1992
                                                            dated March 31, 1993

  21.2    Subsidiaries of Registrant.                       Filed as Exhibit 22 to
                                                            Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  21.3    Subsidiaries of Registrant.                       Filed as Exhibit 22 to
                                                            Registrant's Post Effective
                                                            Amendment No. 7 to Form S-11

  21.4    Subsidiaries of Registrant.                       Filed as Exhibit 22.4 to
                                                            Registrant's Form 10-K for the
                                                            year ended December 31, 1993

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------

  21.5    Subsidiaries of Registrant as of March 31, 1995.  Filed as Exhibit 22.5 to
                                                            Registrant's Form 10-K for the
                                                            year ended December 31, 1994
                                                            dated March 31, 1995

  21.6    Subsidiaries of Registrant as of March 31, 1996.  Filed as Exhibit 22.6 to
                                                            Registrant's Form 10-K for the
                                                            year ended December 31, 1995
                                                            dated March 28, 1996

  21.7    Subsidiaries of Registrant as of March 31, 1997   Filed herewith

  23.1    Consent of Coopers & Lybrand dated                Filed as Exhibit 24(B)(6) to
          June 15, 1993.                                    Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  23.2    Consent of Coopers & Lybrand dated                Filed as Exhibit 24(B)(7) to
          August 9, 1993.                                   Registrant's Post Effective
                                                            Amendment No. 7 to Form S-11

  23.3    Consent of Coopers & Lybrand dated                Filed as Exhibit 24.3 to
          March 28, 1996                                    Registrant's Form 10-K for the
                                                            year ended December 31, 1995
                                                            dated March 28, 1996

  23.4    Consent of Coopers & Lybrand dated                Filed here with
          March 27, 1997

  28.1    General Warranty Deed from                        Filed as Exhibit 28(C)(1)
          Amerisure, Inc. to (SC) QRS 11-11                 to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

  28.2    Amended and Restated Sublease Agreement           Filed as Exhibit 28(C)(2)
          between MMI, as sublandlord, and Unisun           to Registrant's Post Effective
          Insurance Company ("UIC").                        Amendment No. 5 to Form S-11

  28.3    General warranty Deed from FPC to QRS             Filed as Exhibit 28(D)(1) to
          11-10.                                            Registrant's Post Effective
                                                            Amendment No. 5 to Form S-11

  28.4    Deed from Unit to QRS 11-12.                      Filed as Exhibit 28(E)(1)
                                                            to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

  28.5    Lease between Unit, as landlord, and              Filed as Exhibit 28(E)(2)
          SLS, as tenant, as amended.                       to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

  28.6    Special warranty Deed from CTA, as                Filed as Exhibit 28(F)(1)
          Grantor to QRS 11-14, as Grantee.                 to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------

  28.7    Lease Agreement between CTA and AT&T.             Filed as Exhibit 28(F)(2)
                                                            to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11

  28.8    Leasehold Deed of Trust from Neodata for          Filed as Exhibit 28.1 to
          benefit of General Electric Capital               Registrant's Form 8-K dated
          Corporation.                                      October 29, 1992

  28.9    General Warranty Deed from Amerisure              Filed as Exhibit 28.1 to
          QRS 11-11.                                        Registrant's Form 8-K dated
                                                            January 5, 1993
  28.10   Amended and Restated Sublease Agreement           Filed as Exhibit 28.2 to
          between MMI, as sublandlord, and Unisun           Registrant's Form 8-K dated
          Insurance Company.                                January 5, 1993

  28.11   General Warranty Deed from Fairview Plaza         Filed as Exhibit 28.3 to
          Corporation to QRS 11-10.                         Registrant's Form 8-K dated
                                                            January 5, 1993

  28.12   Deed from Unit to QRS 11-12.                      Filed as Exhibit 28.4 to
                                                            Registrant's Form 8-K dated
                                                            January 5, 1993

  28.13   Lease between Unit, as landlord, and              Filed as Exhibit 28.5 to
          SLS, as tenant, as amended.                       Registrant's Form 8-K dated
                                                            January 5, 1993

  28.14   Prospectus dated January 21, 1993 of              Filed pursuant to Rule
          Registrant.                                       424(b)(s) on January 26, 1993
                                                            (Registration No. 33-39409)

  28.15   Supplement No. 1 dated March 17, 1993             Filed pursuant to Rule
          to Prospectus dated January 21, 1993.             424(b)(s) on March 17, 1993
                                                            (Registration No. 33-39409)

  28.16   Quit Claim Deed from Oakbrook to                  Filed as Exhibit 28.1 to Registrant's
          QRS 11-15.                                        Form 8-K dated April 5, 1993

  28.17   Lease Agreement between Oakbrook and              Filed as Exhibit 28.2 to Registrant's
          B. Dalton Bookseller, Inc. ("B. Dalton").         Form 8-K dated April 5, 1993

  28.18   First Amendment between Oakbrook and              Filed as Exhibit 28.3 to Registrant's
          B. Dalton Bookseller, Inc.                        Form 8-K dated April 5, 1993

  28.19   Lease Guaranty to Oakbrook from Barnes            Filed as Exhibit 28.4 to Registrant's
          & Noble, Inc.                                     Form 8-K dated April 5, 1993

  28.20   Guaranty and Suretyship Agreement from            Filed as Exhibit 28.5 to
          Data Documents Holdings, Inc. to QRS              Registrant's Form 8-K dated
          10-15 and QRS 11-13.                              April 5, 1993

  28.21   Guaranty from Corporate Property                  Filed as Exhibit 28.6 to
          Associates 10 Incorporated and                    Registrant's Form 8-K dated
          Registrant to US West.                            April 5, 1993

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------

  28.22   Guaranty from Registrant to Orix.                 Filed as Exhibit 28.1 to Registrant's
                                                            Form 8-K dated May 6, 1993

  28.23   Special Warranty Deed from Merit                  Filed as Exhibit 28(G)(1) to
          to QRS 11-20.                                     Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  28.24   Table VI: Acquisitions of Properties              Filed as Exhibit 28(H) to
          by Prior Programs.                                Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11
  28.25   Limited Warranty Deed from                        Filed as Exhibit 28.1 to
          the David F. Bolger Revocable Trust               Registrant's Form 8-K
          to the Braintree Subsidiary.                      dated February 24, 1994

  28.26   Special Warranty Deed from Superior to            Filed as Exhibit 28.2 to
          the Brownwood Subsidiary.                         Registrant's Form 8-K
                                                            dated February 24, 1994

  28.27   Corporation Grant Deed from Gensia to             Filed as Exhibit 28.3 to
          the Gensia Partnership.                           Registrant's Form 8-K
                                                            dated February 24, 1994

  28.28   Supplement No. 2 dated June 15, 1993              Filed as Exhibit 28.28 to
          to Prospectus dated January 21, 1993.             Registrant's Form 10-K for the
                                                            year ended December 31, 1993

  28.29   Supplement No. 3 dated August 11, 1993            Filed as Exhibit 28.29 to
          to Prospectus dated January 21, 1993.             Registrant's Form 10-K for the
                                                            year ended December 31, 1993