Form 10-Q
period 1997-03-31
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 1997-05-12
CIK 873394

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             MARCH 31, 1997
                                   --------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number                               0-20016

       CAREY INSTITUTIONAL PROPERTIES INCORPORATED, A MARYLAND CORPORATION
             (Exact name of registrant as specified in its charter)

             MARYLAND                                13-3602400
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                  10020
(Address of principal executive offices)                (Zip Code)

                                 (212) 492-1100
              (Registrant's telephone number, including area code)


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


                                             / / Yes          / / No


                       16,687,326 shares of common stock;
                           $.001 Par Value outstanding
                                 at May 9, 1997.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                                      INDEX

                                                                           Page No.
                                                                           --------
 PART I

 Item 1. - Financial Information*

               Consolidated Balance Sheets, December 31, 1996 and
               March 31, 1997                                                  2

               Consolidated Statements of Income for the three
               months ended March 31, 1996 and 1997                            3

               Consolidated Statements of Cash Flows for the
               three months ended March 31, 1996 and 1997                      4

               Notes to Consolidated Financial Statements                     5-7


 Item 2. - Management's Discussion of Operations                               8


 PART II


 Item 4. - Submission of Matters to a Vote of Security Holders                 9

 Item 6. - Exhibits and Reports on Form 8-K                                    9

 Signatures                                                                   10




* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

                                                     December 31,         March 31
                                                         1996               1997
                                                    ----------------   -------------
                                                        (Note)          (Unaudited)
         ASSETS:
Land and buildings ,
    net of accumulated depreciation of
    $7,971,271 at December 31, 1996 and
    $8,808,061 at March 31, 1997                     $ 177,810,120      $ 183,583,927
Net investment in direct financing leases              100,535,180         94,314,394
Equity investments                                      22,034,005         22,234,616
Cash and cash equivalents                               15,740,583         15,805,242
Other assets                                             4,389,640          4,609,597
                                                     -------------      -------------
           Total assets                              $ 320,509,528      $ 320,547,776
                                                     =============      =============

         LIABILITIES:
Limited recourse mortgage notes payable              $ 162,284,106      $ 161,387,376
Accrued interest payable                                 1,216,678          1,264,416
Accounts payable and accrued expenses                      443,321            674,035
Accounts payable to affiliates                           6,118,940          6,605,261
Prepaid rental income and security deposits                923,825            931,108
                                                     -------------      -------------
           Total liabilities                           170,986,870        170,862,196
                                                     -------------      -------------

Minority interest                                        4,749,158          4,929,343
                                                     -------------      -------------

Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value;
  authorized, 40,000,000 shares; issued and
  outstanding, 16,724,941 shares at December 31,
  1996 and 16,778,465 shares at March 31, 1997              16,725             16,778

Additional paid-in capital                             151,143,243        151,771,962
Common stock subscribed                                  2,000,000          2,000,000
Receivable for common stock subscribed                  (2,000,000)        (2,000,000)
Dividends in excess of accumulated earnings             (5,488,526)        (5,649,682)
Unrealized appreciation, marketable securities              73,058             81,653
                                                     -------------      -------------
                                                       145,744,500        146,220,711
                                                     -------------      -------------

Less common stock in treasury at cost, 100,272
    shares and 141,754 shares at
    December 31, 1996 and March 31, 1997                  (971,000)        (1,464,474)
                                                     -------------      -------------
           Total shareholders' equity                  144,773,500        144,756,237
                                                     -------------      -------------
           Total liabilities and
               shareholders' equity                  $ 320,509,528      $ 320,547,776
                                                     =============      =============



The accompanying notes are an integral part of the consolidated financial statements.

Note: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months Ended
                                                 March 31, 1996   March 31, 1997
                                                 --------------   --------------
Revenues:
  Rental income from operating leases              $ 4,758,720     $ 5,607,470
  Interest income from direct financing leases       3,062,811       2,929,267
  Other interest income                                154,550         194,505
  Other income                                           9,510         394,984
                                                   -----------     -----------
                                                     7,985,591       9,126,226
                                                   -----------     -----------

Expenses:
  Interest                                           3,467,997       3,665,487
  Depreciation                                         654,389         836,790
  General and administrative                           556,776         675,252
  Property expenses                                    799,607       1,350,523
  Amortization                                          84,453          83,602
                                                   -----------     -----------
                                                     5,563,222       6,611,654
                                                   -----------     -----------

      Income before minority interest
        income from equity investments and
        loss on sales                                2,422,369       2,514,572

Minority interest in income                            190,788         180,056
                                                   -----------     -----------

      Income before income from equity
        investments and loss on sales                2,231,581       2,334,516

Income from equity investments                         821,850         915,437
                                                   -----------     -----------

      Income before loss on sales                    3,053,431       3,249,953

Loss on sales of real estate                            11,021
                                                   -----------     -----------

      Net income                                   $ 3,042,410     $ 3,249,953
                                                   ===========     ===========



Net income per common share                        $       .20     $       .20
                                                   ===========     ===========


Weighted average number of shares outstanding       15,466,213      16,645,200
                                                   ===========     ===========




The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                         ---------------------------------
                                                                              1996              1997
                                                                         ------------      -------------
Cash flows from operating activities:
  Net income                                                             $  3,042,410      $  3,249,953
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                           738,842           920,392
      Income from equity investments in excess of dividends
        and distributions received                                            (85,418)         (200,611)
      Minority interest in income in excess of distributions
        (advances) paid to minority interest                                  190,788           180,185
      Income from direct financing
        leases in excess of scheduled rents                                  (460,535)         (380,466)
        and straight-line adjustments on operating leases
      Net loss on sales                                                        11,021
      Net change in operating assets and liabilities                        1,151,800           467,747
                                                                         ------------      ------------
        Net cash provided by operating activities                           4,588,908         4,237,200
                                                                         ------------      ------------

Cash flows from investing activities:
      Purchase of real estate and additional capitalized costs            (13,825,906)
      Capital contributions in equity investment                           (5,410,408)
      Redemption of short-term investment                                   1,000,000
      Proceeds from sale of real estate                                     2,044,260
                                                                         ------------
        Net cash used in investing activities                             (16,192,054)
                                                                         ------------

Cash flows from financing activities:
      Purchase of treasury stock                                              (92,400)         (493,474)
      Proceeds from stock issuance, net of costs                              161,664           628,772
      Payments of mortgage principal                                         (817,428)         (896,730)
      Dividends paid                                                       (2,942,124)       (3,411,109)
      Deferred financing costs                                                 (9,300)
                                                                         ------------      ------------
        Net cash used in financing activities                              (3,699,588)       (4,172,541)
                                                                         ------------      ------------

                Net (decrease) increase in cash and cash equivalents      (15,302,734)           64,659

Cash and cash equivalents, beginning of period                             22,519,656        15,740,583
                                                                         ------------      ------------

               Cash and cash equivalents, end of period                  $  7,216,922      $ 15,805,242
                                                                         ============      ============


Supplemental disclosure of cash flows information:

           Interest paid (including capitalized interest)                $  3,568,368      $  3,617,749
                                                                         ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 1. Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Note 2.        Transactions with Related Parties:


The Advisor performs multiple services including providing the management and administration of the Company for which it is entitled to receive management and incentive fees. Pursuant to the Advisory Agreement, asset management fees currently due the Advisor are equal to 0.5% of Average Invested Assets, as defined. When Shareholders have received a cumulative dividend return of 8%, which threshold has not yet been met, the Advisor will also be entitled to receive an incentive fee of 0.5% of Average Invested Assets. Based upon portfolio projections, Management believes it is likely that this incentive fee will be earned; therefore, though such incentive fee, pursuant to the Advisory Agreement, will not be paid until the threshold is met, it has been accrued and included in the accompanying consolidated financial statements. For the three-month periods ended March 31, 1996 and March 31, 1997, the Company incurred asset management fees of $392,566 and $518,750, respectively, and subordinated incentive fees, which are not currently payable, were in like amounts. General and administrative expense reimbursements were $191,199 and $315,372 for the three-month periods ended March 31, 1996 and 1997, respectively.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three-month periods ended March 31, 1996 and 1997 were $56,339 and $75,501, respectively.


Note 3.        Dividends:

Dividends paid to shareholders during the three months ended March 31, 1997 are summarized as follows:

            Quarter Ended             Paid                   Per Share
          -----------------        ----------                ---------
          December 31, 1996        $3,411,109                 $.20520



A dividend of $0.20540 per share for the quarter ended March 31, 1997 was declared and paid in April 1997.

Note 4. Industry Segment Information:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues are as follows:

                                                  1996             1997
                                              -----------      -----------
Per Statements of Income:
    Rental income from operating leases       $ 4,758,720      $ 5,607,470
    Interest from direct financing leases       3,062,811        2,929,267

Adjustments:
    Share of leasing revenue applicable
        to minority interest                     (450,315)        (449,307)
    Share of leasing revenue from equity
        investments                             1,847,726        1,896,975
                                              -----------      -----------
                                              $ 9,218,942      $ 9,984,405
                                              ===========      ===========

For the three-month periods ended March 31, 1996 and 1997, the Company earned its proportionate net lease revenues from its investments from the following lease obligors:

                                                    1996                  %         1997          %
                                                 ----------             -----    ----------      ---
Marriott International, Inc. (a)                 $1,197,739              13%     $1,243,560       12%
Best Buy Co., Inc. (b)                              766,752               8         765,037        8
Neodata Corporation                                 555,827               6         587,728        6
Omnicom Group, Inc.                                 466,875               5         466,875        5
Lucent Technologies                                 463,207               5         463,207        5
Big V Holding Corp.                                 420,659               5         426,982        4
Wal-Mart Stores, Inc.                               407,619               4         419,432        4
Garden Ridge, Inc.                                  356,536               4         340,251        3
Michigan Mutual Insurance Company                   339,435               4         340,090        3
Gensia, Inc. (a)                                    327,250               4         327,250        3
Barnes & Noble, Inc.                                331,620               4         327,146        3
The Upper Deck Company (a)                          322,737               3         326,165        3
Merit Medical Systems, Inc.                         325,823               3         325,823        3
Q Clubs, Inc.                                       252,016               3         322,219        3
Del Monte Corporation                                                               321,563        3
Waban, Inc./BJ's Warehouse Club                     279,589               3         279,589        3
Plexus Corp.                                        272,875               3         272,875        3
Lincoln Technical Institute of Arizona, Inc.        270,599               3         270,599        3
Bell Sports Corp.                                   252,951               3         259,636        3
Harvest Foods, Inc.                                 309,743               3         258,202        3
Custom Food Products, Inc.                          170,402               2         216,881        2
Detroit Diesel Corporation                                                          211,250        2
Nicholson Warehouse, L.P.                           201,270               2         201,142        2
GATX Logistics, Inc.                                198,723               2         198,723        2
Superior Telecommunications, Inc.                   153,203               2         166,582        2
Childtime Childcare, Inc.                           140,000               1         140,000        2
Petsmart, Inc.                                      119,078               1         119,950        1
Hibbett Sporting Goods, Inc.                         62,154               1         118,946        1
Oshman Sporting Goods, Inc.                         109,918               1         111,736        1
CalComp Technology, Inc.                             83,442               1         110,077        1
Safeway Stores Incorporated                          60,900               1          35,438        1
Kroger Co.                                                                            9,451
                                                 ----------      ----------      ----------      ---
                                                 $9,218,942             100%     $9,984,405      100%
                                                 ==========      ==========      ==========      ===

(a) Represents the Company's proportionate share of lease revenues from its equity investments.

(b) Net of amounts applicable to Corporate Property Associates 12 Incorporated's ("CPA(R):12") minority interest.

Note 5.        Property Leased to Harvest Foods, Inc.:

In February 1992, the Company and Corporate Property Associates 10 Incorporated (CPA(R):10), an affiliate, purchased as tenants-in-common, each with 50% ownership interests, 13 supermarkets and two office buildings and entered into a master lease with Harvest Foods, Inc. ("Harvest"), as lessee.

In June 1996, Harvest filed a voluntary bankruptcy petition and, in March 1997, the Bankruptcy Court approved Harvest's motion to disaffirm the master lease. Under its ruling, the Bankruptcy Court allowed the Company and CPA(R):10 to establish its unsecured claim for lease rejection damages at $10,000,000 and ordered Harvest to pay $150,000 in full satisfaction and settlement of any post-petition obligation for real estate taxes. Except as described, Harvest may remain in possession of any of the properties until May 15, 1997.

On March 15, 1997, the Company and CPA(R):10 entered into a net lease with The Kroger Co. for two supermarkets in Conway and North Little Rock, Arkansas. The lease has an initial term of 20 years at an annual rent of $413,612 and grants the lessee options for four five-year renewal terms. The Company and CPA(R):10 have also entered into net leases with Affiliated Foods Southwest, Inc. ("Affiliated") for two stores in Hope and Little Rock, Arkansas at annual rentals of $107,352 and $31,188, respectively. The lease for the Hope store also provides for additional rent of 1% of weekly sales in excess of $175,000. The Affiliated leases have initial terms through March 31, 2002 and provide four five-year renewal options.

The former Harvest properties are subject to two limited recourse mortgage loans with balances of $4,267,387 and $1,497,590, respectively. The Company and CPA(R):10 have entered into negotiations with the lenders and are seeking to restructure the loans or reach settlements with the lenders. The Company and CPA(R):10 are actively seeking to remarket the remaining properties.

Note 6. Other Income:

In September 1994, the Company entered into a net lease with Custom Food Products, Inc. In connection with the transaction, the Company was granted warrants to purchase 412 shares of common stock of CFP Holdings, Inc. On December 31, 1996, the warrants were exchanged for 589 Class A nonvoting common shares of CFP Group, Inc.("CFP") February 4, 1997, the Company received a special dividend of $394,984 from its investment in CFP.

Note 7. Equity Investments:

The Company owns an approximate 23.68% interest in Marcourt Investments Incorporated ("Marcourt"), a real estate investment trust, which net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc., and 50% interests in Gena Property Company ("GENA"), a general partnership which net leases two office buildings to Gensia, Inc. and in Cards Limited Liability Company ("Cards LLC"), which net leases two office buildings to The Upper Deck Company. Summarized financial information of GENA, Marcourt and Cards LLC is as follows:

(in thousands)
                                 Marcourt                              Gena                              Cards LLC
                 -------------------------------------  ----------------------------------    ----------------------------------
                 December 31, 1996     March 31, 1997   December 31, 1996   March 31, 1997    March 31, 1997   December 31, 1996
                 -----------------    ----------------  -----------------   ---------------   --------------   -----------------
Assets                 $149,694          $149,572           $21,826            $21,711           $26,581         $26,581
Liabilities             106,002           105,210            11,832             11,684            15,705          15,626
Owners' equity           43,692            44,362             9,994             10,027            10,876          10,955


                                                         For The Three Months Ended
                    -------------------------------------------------------------------------------------------------
                                    March 31, 1996                                      March 31, 1997
                    -------------------------------------------------     -------------------------------------------
                        Marcourt           GENA           Cards LLC        Marcourt         GENA          Cards LLC
                        --------           ----           ---------        --------         ----          ---------
Revenues                 $ 5,062         $   655          $    652         $ 5,256         $  654           $  660
Interest                  (2,779)           (246)             (312)         (2,696)          (232)            (312)
Depreciation                                (115)                                            (115)
Other expenses               (29)                                              (16)                             (1)
                        ---------        -------          --------         -------         ------           ------
     Net income          $ 2,254         $   294          $    340         $ 2,544         $  307           $  347
                         =======         =======          ========         =======         ======           ======

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS


Results of Operations:

      Net income for the three-month period ended March 31, 1997 increased by $207,000 as compared with the three-month period ended March 31, 1996. The increase in net income was due to increases in leasing revenues and other income and was partially offset by increases in interest, depreciation, general and administrative and property expenses. The increase in lease revenues was primarily due to revenues from new leases, (Hibbett Sporting Goods, Inc. and Detroit Diesel Corporation) completion of construction (Del Monte Corporation) and expansions at existing properties (Custom Food Products, Inc.) in 1996 Other income of $395,000 was due to a special dividend from securities which were granted to the Company in connection with structuring its initial transaction with Custom Food in 1996. The increases in interest and depreciation expenses were due to the acquisition and expansion of properties in 1996, a portion of which utilized limited recourse financing. The increase in general and administrative expenses was due, in part, to certain nonrecurring administrative reimbursements. The increase in property expense was due to a scheduled change in the method of calculating the of asset management and performance fees, effective January 1, 1997. Such fees are now calculated on the basis of the appraised value of the Company's real estate portfolio. Until December 31, 1996, calculation of the fees was based on the cost of the properties. The Company has established that the value of a share of common stock is $11.90 based on an independent appraisal at December 31, 1996.

      The Company is continuing its efforts to resolve the uncertainties related to the termination of the Harvest Foods, Inc. lease for thirteen supermarkets and two office properties. As of March 31, 1997, the Company was able to re-lease four of the supermarket properties at an annual rent of $552,000. The Company is actively remarketing the remaining properties and is attempting to negotiate settlements or restructuring agreements with its limited recourse lenders. The level of future cash flow from these properties will depend on the outcome of these efforts. To the extent that the Company is not able to reach a settlement with its lenders, it currently has sufficient resources to pay off the outstanding loans, if necessary.


Financial Condition:

      There was no material change in the Company's financial condition since December 31, 1996. Cash flow from operations of $4,237,000 was sufficient to fund distributions to shareholders of $3,411,000 and $826,000 of scheduled principal payments on the Company's limited recourse mortgage loans. The Company is continuing its efforts to raise additional equity capital through its private placement to institutional investors. Accordingly, the Company believes that it will continue to expand its asset base. As of March 31, 1997, the company had approximately $9,800,000 of equity capital available for new investments. The acceptance of funds from institutional investors is conditioned upon the availability of opportunities which can be projected to benefit all shareholders.

      Management believes that its cash balances and future cash flow from operations will be sufficient to maintain the current trend of increasing quarterly dividends.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES




                                     PART II




Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



         During the quarter ended March 31, 1997, no matters were submitted to a vote of Security Holders.




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits:

                         None.


                    (b)  Reports on Form 8-K:

                           During the quarter ended March 31, 1997, the Company was not required to file any reports on Form 8-K.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES





                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                                 AND SUBSIDIARIES





           05/9/97                  By:      /s/ Claude Fernandez
           -------                          --------------------
              Date                          Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Financial Officer)




           05/9/97                  By:      /s/ Michael D. Roberts
           -------                          ----------------------
              Date                          Michael D. Roberts
                                            First Vice President and Controller
                                            (Principal Accounting Officer)