Form 10-Q
period 1997-06-30
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 1997-08-12
CIK 873394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number  0-20016

       CAREY INSTITUTIONAL PROPERTIES INCORPORATED, A MARYLAND CORPORATION
             (Exact name of registrant as specified in its charter)

             MARYLAND                                         13-3602400
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)


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
                                                               X Yes       NO
                                                             ---        ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                Yes     NO
                                                             ---     ---

               16,718,395 shares of common stock; $.001 Par Value
                         outstanding at August 11, 1997.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                                      INDEX

                                                                            Page No.
                                                                            --------
 PART I

 Item 1. - Financial Information*

               Consolidated Balance Sheets, December 31, 1996 and
               June 30, 1997                                                      2

               Consolidated Statements of Income for the three and six
               months ended June 30, 1996 and 1997                                3

               Consolidated Statements of Cash Flows for the
               six months ended June 30, 1996 and 1997                            4

               Notes to Consolidated Financial Statements                        5-8


 Item 2. - Management's Discussion of Operations                                 9-10


 PART II


 Item 4. - Submission of Matters to a Vote of Security Holders                   11

 Item 6. - Exhibits and Reports on Form 8-K                                      11

 Signatures                                                                      12


* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,            June 30,
                                                               1996                  1997
                                                          -------------         -------------
                                                              (Note)             (Unaudited)
         ASSETS:

Land and buildings ,
    net of accumulated depreciation of
    $7,971,271 at December 31, 1996 and
    $9,676,129 at June 30, 1997                           $ 177,810,120         $ 182,715,859
Net investment in direct financing leases                   100,535,180            94,058,076
Equity investments                                           22,034,005            22,422,143
Cash and cash equivalents                                    15,740,583            11,302,206
Other assets                                                  4,389,640             5,699,003
                                                          -------------         -------------
           Total assets                                   $ 320,509,528         $ 316,197,287
                                                          =============         =============

         LIABILITIES:
Limited recourse mortgage notes payable                   $ 162,284,106         $ 156,225,752
Accrued interest payable                                      1,216,678             1,278,148
Accounts payable and accrued expenses                           443,321               369,752
Accounts payable to affiliates                                6,118,940             7,018,738
Prepaid rental income and security deposits                     923,825             1,009,054
                                                          -------------         -------------
           Total liabilities                                170,986,870           165,901,444
                                                          -------------         -------------

Minority interest                                             4,749,158             4,861,604
                                                          -------------         -------------

Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value;
  authorized, 40,000,000 shares; issued and
  outstanding, 16,724,941 shares at December 31,
  1996 and 16,831,058 shares at June 30, 1997                    16,725                16,831

Additional paid-in capital                                  151,143,243           152,396,046
Common stock subscribed                                       2,000,000
Receivable for common stock subscribed                       (2,000,000)
Dividends in excess of accumulated earnings                  (5,488,526)           (5,908,403)
Unrealized appreciation, marketable securities                   73,058               464,060
                                                          -------------         -------------
                                                            145,744,500           146,968,534
                                                          -------------         -------------

Less common stock in treasury at cost, 100,272
    shares and 156,054 shares at December 31, 1996
    and June 30, 1997                                          (971,000)           (1,534,295)
                                                          -------------         -------------
           Total shareholders' equity                       144,773,500           145,434,239
                                                          -------------         -------------
           Total liabilities and
               shareholders' equity                       $ 320,509,528         $ 316,197,287
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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                               Three Months Ended                        Six Months Ended
                                        June 30, 1996       June 30, 1997        June 30, 1996        June 30, 1997
                                        ------------         ------------         ------------         ------------
Revenues:
  Rental income from
    operating leases                    $  4,658,472         $  5,387,975         $  9,417,192         $ 10,995,445
  Interest from direct
    financing leases                       3,060,647            2,762,363            6,123,458            5,691,630
  Other interest income                       70,244              165,316              234,304              359,821
  Other income                                                    112,314                                   507,298
                                        ------------         ------------         ------------         ------------
                                           7,789,363            8,427,968           15,774,954           17,554,194
                                        ------------         ------------         ------------         ------------
Expenses:
  Interest                                 3,425,931            3,517,132            6,893,928            7,182,619
  Depreciation                               673,171              868,068            1,327,560            1,704,858
  General and administrative                 595,147              577,125            1,123,798            1,252,377
  Property expenses                          888,912            1,170,110            1,732,396            2,520,633
  Amortization                                98,262               77,251              166,963              160,853
                                        ------------         ------------         ------------         ------------
                                           5,681,423            6,209,686           11,244,645           12,821,340
                                        ------------         ------------         ------------         ------------

      Income before minority
        interest, income from
        equity investments,
        net gain on sales and
        extraordinary item                 2,107,940            2,218,282            4,530,309            4,732,854

Minority interest in income                 (189,051)            (195,241)            (379,839)            (375,297)
                                        ------------         ------------         ------------         ------------

      Income before income
        from equity investments,
        net gain on sales and
        extraordinary item                 1,918,889            2,023,041            4,150,470            4,357,557

Income from equity
  investments                                694,902              714,851            1,516,752            1,630,288
                                        ------------         ------------         ------------         ------------

      Income before net gain
        on sales and
        extraordinary item                 2,613,791            2,737,892            5,667,222            5,987,845

Gain on sale of real estate and
  sales of securities, net                   664,431                                   653,410
                                        ------------         ------------         ------------         ------------

      Income before
        extraordinary item                 3,278,222            2,737,892            6,320,632            5,987,845

Extraordinary gain on
  extinguishment of debt                                          427,448                                   427,448
                                        ------------         ------------         ------------         ------------

      Net income                        $  3,278,222         $  3,165,340         $  6,320,632         $  6,415,293
                                        ============         ============         ============         ============

Earnings per common and
  common equivalent share:
    Income before extraordinary
        item                            $        .21         $        .16         $        .41         $        .35
    Extraordinary item                                                .03                                       .03
                                        ------------         ------------         ------------         ------------
    Net income per common and
        common equivalent share         $        .21         $        .19         $        .41         $        .38
                                        ============         ============         ============         ============

Weighted average common and
  common equivalent shares
  outstanding                             15,495,036           17,046,943           15,480,572           16,847,083
                                        ============         ============         ============         ============


The accompanying notes are an integral part of the consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                      ---------------------------------
                                                                          1996                 1997
                                                                      ------------         ------------
Cash flows from operating activities:
  Net income                                                          $  6,320,632         $  6,415,293
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                      1,494,523            1,865,711
      Income from equity investments in excess of dividends
        and distributions received                                        (267,131)            (388,138)
      Minority interest in income in excess of distributions
        paid to minority interest                                          110,869              112,446
      Other noncash items                                                 (190,617)            (114,825)
      Net gain on sales of securities and real estate                     (653,410)
      Extraordinary gain on extinguishment of debt                                             (427,448)
      Net change in operating assets and liabilities                       559,216              325,046
                                                                      ------------         ------------
        Net cash provided by operating activities                        7,374,082            7,788,085
                                                                      ------------         ------------

Cash flows from investing activities:
      Purchase of real estate and additional capitalized costs         (15,652,485)
      Capital contributions in equity investment                        (5,410,408)
      Redemption of short-term investment                                1,000,000
      Proceeds from sales of securities                                    835,243
      Proceeds from sale of real estate                                  2,044,260
      Purchase of marketable securities                                                        (450,000)
                                                                      ------------         ------------
        Net cash used in investing activities                          (17,183,390)            (450,000)
                                                                      ------------         ------------

Cash flows from financing activities:
      Purchase of treasury stock                                          (405,927)            (563,295)
      Prepayment of mortgage payable                                                         (3,850,000)
      Proceeds from stock issuance, net of costs                         3,367,990            1,252,909
      Payments of mortgage principal                                    (1,611,153)          (1,780,906)
      Dividends paid                                                    (6,096,728)          (6,835,170)
      Deferred financing costs                                              (9,300)
                                                                       ------------        ------------
        Net cash used in financing activities                           (4,755,118)         (11,776,462)
                                                                      ------------         ------------

        Net decrease in cash and cash equivalents                      (14,564,426)          (4,438,377)

Cash and cash equivalents, beginning of period                          22,519,656           15,740,583
                                                                      ------------         ------------

        Cash and cash equivalents, end of period                      $  7,955,230         $ 11,302,206
                                                                      ============         ============

Supplemental disclosure of cash flows information:

           Interest paid (including capitalized interest)             $  6,926,867         $  7,121,149
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


Note 2.  Transactions with Related Parties:

The Advisor performs multiple services including providing the management and administration of the Company for which it is entitled to receive management and incentive fees and certain reimbursements. Pursuant to the Advisory Agreement, asset management fees currently due the Advisor are equal to 0.5% of Average Invested Assets, as defined. When Shareholders have received a cumulative dividend return of 8%, which threshold has not yet been met, the Advisor will also be entitled to receive an incentive fee of 0.5% of Average Invested Assets. Based upon portfolio projections, Management believes it is likely that this incentive fee will be earned; therefore, though such incentive fee will not be paid until the threshold is met, it has been accrued and included in accounts payable to affiliates in the accompanying consolidated financial statements. For the three-month and six-month periods ended June 30, 1996, the Company incurred asset management fees of $388,702 and $781,268, respectively. For the three-month and six-month periods ended June 30, 1997, the Company incurred asset management fees of $518,750 and $1,037,500, respectively. Subordinated incentive fees, which are not payable currently, were in like amounts. General and administrative expense reimbursements were $238,178 and $429,377 for the three-month and six-month periods ended June 30, 1996, respectively, and $254,714 and $570,086 for the three-month and six-month periods ended June 30, 1997, respectively.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six-month periods ended June 30, 1996 and 1997 were $111,957 and $103,058, respectively.


Note 3.  Dividends:

Dividends paid to shareholders during the three and six months ended June 30, 1997 are summarized as follows:

            Quarter Ended                             Paid               Per Share
            -------------                             ----               ---------
          December 31, 1996                        $3,411,109            $.20520


          March 31, 1997                           $3,424,061            $.20540


A dividend of $.20560 per share for the quarter ended June 30, 1997 was declared and paid in July 1997.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

Note 4.  Industry Segment Information:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues are as follows:

                                                     1996                 1997
                                                 ------------         ------------
Per Statements of Income:
    Rental income from operating leases          $  9,417,192         $ 10,995,445
    Interest from direct financing leases           6,123,458            5,691,630

Adjustments:
    Share of leasing revenue applicable
        to minority interest                         (899,214)            (897,172)
    Share of leasing revenue from equity
        investments                                 3,550,132            3,608,298
                                                 ------------         ------------
                                                 $ 18,191,568         $ 19,398,201
                                                 ============         ============

For the six-month periods ended June 30, 1996 and 1997, the Company earned its proportionate net lease revenues from its investments from the following lease obligors:

                                                        1996             %             1997              %
                                                    -----------         ---         -----------         ---
Marriott International, Inc. (a)                    $ 2,242,926          12%        $ 2,293,860          12%
Best Buy Co., Inc. (b)                                1,531,095           8           1,527,617           8
Neodata Corporation                                   1,122,287           6           1,175,456           6
Omnicom Group, Inc.                                     933,750           5             933,750           5
Lucent Technologies, Inc.                               926,414           5             926,414           5
Big V Holding Corp.                                     842,828           5             855,669           5
Garden Ridge, Inc.                                      718,680           4             680,502           4
Michigan Mutual Insurance Company                       679,027           4             680,355           4
Barnes & Noble, Inc.                                    664,560           4             675,798           4
The Upper Deck Company (a)                              652,706           4             659,938           3
Gensia, Inc. (a)                                        654,500           4             654,500           3
Merit Medical Systems, Inc.                             651,646           4             651,646           3
Q Clubs, Inc.                                           560,453           3             644,438           3
Del Monte Corporation                                                                   643,125           3
Wal-Mart Stores, Inc.                                   597,341           3             591,505           3
Waban, Inc./BJ's Warehouse Club                         559,178           3             559,178           3
Lincoln Technical Institute of Arizona, Inc.            541,200           3             551,579           3
Plexus Corp.                                            545,750           3             545,750           3
Bell Sports Corp.                                       505,902           3             519,272           3
Custom Food Products, Inc.                              338,915           2             434,674           2
Detroit Diesel Corporation                                                              422,500           2
Nicholson Warehouse, L.P.                               402,542           2             402,279           2
GATX Logistics, Inc.                                    397,446           2             397,446           2
Superior Telecommunications, Inc.                       306,514           2             332,042           2
Harvest Foods, Inc.                                     619,545           3             286,966           2
Childtime Childcare, Inc.                               280,000           1             280,000           1
Petsmart, Inc.                                          239,023           1             239,900           1
Hibbett Sporting Goods, Inc.                            181,100           1             237,892           1
Oshman Sporting Goods, Inc.                             220,268           1             223,966           1
Summagraphics Corporation                               179,634           1             220,839           1
Safeway Stores Incorporated                              96,338           1              70,875
Kroger Co.                                                                               61,152
Affiliated Foods Southwest, Inc.                                                         17,318
                                                    -----------         ---         -----------         ---
                                                    $18,191,568         100%        $19,398,201         100%
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

(b) Net of amounts applicable to Corporate Property Associates 12 Incorporated's ("CPA(R):12") minority interest.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 5.  Property Leased to Harvest Foods, Inc.:

In February 1992, the Company and Corporate Property Associates 10 Incorporated (CPA(R):10), an affiliate, purchased, through wholly-owned subsidiaries, as tenants-in-common, each with 50% ownership interests, 13 supermarkets and two office buildings and entered into a master lease with Harvest Foods, Inc. ("Harvest"), as lessee.

In June 1996, Harvest filed a voluntary bankruptcy petition and, in March 1997, the Bankruptcy Court approved Harvest's motion to disaffirm the master lease. Under its ruling, the Bankruptcy Court allowed the Company and CPA(R):10 to establish its unsecured claim for lease rejection damages at $10,000,000 and ordered Harvest to pay $150,000 in full satisfaction and settlement of any post-petition obligation for real estate taxes. Harvest subsequently vacated the properties.

On March 15, 1997, the Company and CPA(R):10 entered into a net lease with The Kroger Co. for two supermarkets in Conway and North Little Rock, Arkansas. The Company and CPA(R):10 also entered into net leases with Affiliated Foods Southwest, Inc. for two stores in Hope and Little Rock, Arkansas. The Company and CPA(R):10 are currently evaluating various offers for the lease or purchase of the vacated properties and are continuing their efforts to remarket the properties.

On June 24, 1997, the Company and CPA(R):10 entered into a transaction whereby each purchased a 50% participation in the first priority mortgage loan collateralized by the 15 properties formerly leased to Harvest. The mortgage loan, which has an outstanding balance of $8,554,894, was purchased for $7,700,000 (of which the Company's share was $4,277,448 and $3,850,000, respectively). For financial reporting purposes, the purchase of the participation has been recorded as a mortgage prepayment. In connection with such prepayment, the Company has recognized an extraordinary gain on the extinguishment of debt of $427,448 in the accompanying consolidated financial statements. The Company and CPA(R):10 have entered into negotiations with the holder of a subordinated mortgage loan of $2,995,180 (of which the Company's share is $1,497,590) in an attempt to reach a settlement or payoff the loan. The holder of the subordinated mortgage loan is an affiliate of Harvest.


Note 6.  Equity Investments:

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

(in thousands)
                              Marcourt                              Gena                            Cards LLC
                 ---------------------------------  ---------------------------------  --------------------------------
                 December 31, 1996   June 30, 1997  December 31, 1996   June 30, 1997  December 31, 1996  June 30, 1997
                 -----------------  --------------  -----------------  --------------  -----------------  -------------
Assets              $149,694           $149,495          $21,826          $21,596           $26,581         $26,581
Liabilities          106,002            104,394           11,832           11,536            15,626          15,606
Owners' equity        43,692             45,101            9,994           10,060            10,955          10,975


                                                         For The Six Months Ended
                        ------------------------------------------------------------------------------------------
                                     June 30, 1996                                        June 30, 1997
                        ------------------------------------------         ---------------------------------------
                        Marcourt           GENA          Cards LLC        Marcourt         GENA           Cards LLC
                        --------           ----          ---------        --------         ----           ---------
Revenues                 $ 9,480         $ 1,309          $  1,312         $ 9,696         $1,309           $1,320
Interest                  (5,529)           (490)             (628)         (5,391)          (464)            (624)
Depreciation                                (230)                                            (230)
Other expenses               (39)             (5)               (2)            (64)            (1)
                        --------         -------          --------         -------         ------           ------
     Net income         $  3,912         $   584          $    682         $ 4,241         $  614           $  696
                        ========         =======          ========         =======         ======           ======

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 7.  Stock Options Granted to Affiliate:

Since September 1995, the Company has raised $26,000,000 from institutional investors in a private placement of common stock. Such equity raising effort has been conducted by W. P. Carey & Co., Inc. ("W.P. Carey"), an affiliate of the Advisor. W.P. Carey did not receive any compensation at the time such capital was raised. On June 10, 1997, the Company's Shareholders approved a proposal to grant options in the Company's common stock to W.P. Carey in lieu of cash compensation. Under the plan, W.P. Carey was granted 866,667 options exercisable at $10 per share and 750,000 options exercisable at $11.50 per share as compensation for W.P. Carey's raising $13,000,000 at $10 per share in 1995 and $13,000,000 at $11.50 per share in 1996 on behalf of the Company. The options are exercisable over a ten-year period commencing December 10, 1997.

The granting of the options was intended to compensate W.P. Carey in an amount equivalent to a fee of $780,000, 3% of the capital raised. The options have been valued pursuant to a binomial formula applied by an independent compensation consultant. As the compensation is directly related to raising capital, such compensation cost has been charged to additional paid-in capital. Pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the charge for stock-based compensation has been offset by a credit to additional paid-in capital.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS




Results of Operations:

      Excluding the effects of a $427,000 extraordinary gain on extinguishment of debt and nonrecurring other income in 1997 and a gain on sales of assets in 1996, the results of operations for the three-month and six-month periods ended June 30, 1997 would have reflected an increase of $12,000 and a decrease of $187,000, respectively, as compared with the three-month and six-month periods ended June 30, 1996. The decrease in earnings was primarily due to increases in interest, depreciation and property expenses. The effect of the increases in these expenses were partially offset by increases in lease revenues.

      The increases in interest expense were the result of obtaining limited recourse mortgage financing on the Garden Ridge Corporation, Childtime Childcare, Inc., Del Monte Corporation and Hibbett Sporting Goods, Inc. properties in 1996. Solely as a result of these new financings, interest expense increased by $601,000 during the six month period ended June 30, 1997. Such increase in interest expense was partially offset by the effect of the continuing amortization of debt on existing mortgage loans and the prepayment of a mortgage loan on the Custom Food Products, Inc. property in the fourth quarter of 1996. The increase in depreciation was primarily due to the acquisition of properties in 1996 leased to Detroit Diesel Corporation and Hibbett Sporting Goods and the completion of the build-to-suit project in July 1996 on four properties leased to Del Monte. The increase in property expense was due to a scheduled change in the method of calculating the asset management and performance fees, effective January 1, 1997. Such fees are now calculated on the basis of the appraised value of the Company's real estate portfolio pursuant to an independent appraisal of the portfolio as required by the Advisory Agreement. Until December 31, 1996, calculation of the fees was based on the cost of the properties. The increase in lease revenues was due to the new leases in 1996 with Hibbett Sporting Goods and Detroit Diesel, the completion of the Del Monte construction and an increase in Custom Food Products rent in connection with the Company's funding an expansion of its existing facilities. Such increases in lease revenues were negatively impacted by the termination of the Harvest Foods, Inc. master lease for 15 properties. Four of the former Harvest properties are currently leased to Kroger Co. and Affiliated Foods Southwest, Inc. at an aggregate annual rental of $552,000 (of which the Company's share is $276,000). The Company is actively remarketing the properties and currently evaluating offers for the lease or purchase of several of the properties. Prior to the termination of the Harvest lease, the Company's share of annual cash flow from the properties (rents less mortgage debt service) was $607,000. Although annual cash flow from the properties may not reach prior levels, the Company expects cash flow to increase as it executes new leases for several of the vacated properties.


Financial Condition:

      There has been no material change in the Company's financial condition since December 31, 1996. Cash flow from operations of $7,788,000 was sufficient to fund payment of dividends of $6,835,000 and $935,000 of scheduled mortgage principal installments of $1,781,000. Future operating cash flow is expected to increase as new leases are executed for former Harvest properties. Management believes that its cash balances and future cash from operations will be sufficient to maintain the current trend of increasing the rate of quarterly dividends.

      The Company used $3,850,000 to purchase a participation in the first priority mortgage loan on the former Harvest properties at a substantial discount. In connection with the purchase of the participation, an extraordinary gain on extinguishment of debt of $427,000 was recognized for financial reporting purposes.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued


Financial Condition (continued):

The Company is negotiating with the holder of $1,497,500 subordinated mortgage loan on the former Harvest properties in an attempt to reach a settlement. The holder of this debt is an affiliate of Harvest. The Company used $450,000 to exercise warrants for the purchase of 90,000 shares of Garden Ridge Corporation, exercisable at $5 per share, thereby increasing its holdings in Garden Ridge common stock to 104,400 shares. At June 30, 1997, the market value of the Garden Ridge shares was $1,305,000. The Company previously recognized gains in 1995 and 1996 totaling $1,293,000 on the sale of Garden Ridge stock warrants. The warrants were granted in connection with the purchase of the two Garden Ridge properties at a total price of $12,051,000, with such purchases financed by $8,000,000 in limited recourse mortgage debt.

      The Company is continuing its efforts to raise additional equity capital through its private placement to institutional investors and has received a commitment of $4,000,000 for the purchase of common stock at $11.90 per share. The Company has established that the value of a share of common stock is $11.90 based on an independent appraisal at December 31, 1996. As of August 12, 1997, the Company has approximately $5,100,000 of equity capital available for new investments. In addition, several of the Company's properties, including the Detroit Diesel properties, are unleveraged and funds for additional investment could be obtained through the placement of mortgage debt on such unleveraged properties.

      The Company's credit facility, under which the Company can borrow up to $9,500,000, is scheduled to mature in November 1997. The Company is evaluating whether to maintain such facility.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES




                                     PART II




Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                     An annual Shareholders meeting was held on June 10, 1997, at which the following votes were taken through the solicitation of proxies.

                     The following directors were elected for a one-year term:

                                                  Total                 Shares            Shares           Shares
           Name Of Director                    Shares Voting          Voting Yes        Voting No        Abstaining
           ----------------                    -------------          ----------        ---------        ----------
           William P. Carey                      9,824,914             9,693,143         21,964           109,807
           Ralph G. Coburn                       9,824,914             9,640,122         68,485           116,307
           George E. Stoddard                    9,824,914             9,640,871         69,735           114,308
           Warren G. Wintrub                     9,824,914             9,675,071         36,535           113,308
           Barclay G. Jones, III                 9,824,914             9,697,042         15,564           112,308
           William Ruder                         9,824,914             9,690,007         21,100           113,807
           Charles C. Townsend, Jr.              9,824,914             9,691,232         16,064           117,618


                     The proposal to adopt a plan to issue stock options to W.
                     P. Carey & Co., Inc., an affiliate of the Advisor, was approved as follows:

                                                 9,824,914             7,357,715      1,973,728           493,471


                     No other matters were subject to a vote at this meeting.



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None.


         (b)        Reports on Form 8-K:

                           During the quarter ended June 30, 1997, the Company was not required to file any reports on Form 8-K.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                          AND SUBSIDIARIES


     08/12/97                    By:     /s/ Steven M. Berzin
------------------                  ----------------------------------------
        Date                                 Steven M. Berzin
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)



     08/12/97                    By:     /s/ Claude Fernandez
------------------                  ----------------------------------------
        Date                                 Claude Fernandez
                                             Executive Vice President and
                                             Chief Administrative Officer
                                             (Principal Accounting Officer)




     08/12/97                    By:     /s/ Michael D. Roberts
------------------                  ----------------------------------------
        Date                                 Michael D. Roberts
                                             First Vice President and Controller