Form 10-Q
period 1997-09-30
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 1997-11-12
CIK 873394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1997
                               ------------------------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number               0-20016
                       ---------------------------------

       CAREY INSTITUTIONAL PROPERTIES INCORPORATED, a Maryland corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MARYLAND                                   13-3602400
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                   10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (212) 492-1100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                                           |X| Yes      |_|  No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                           |_| Yes      |_|  No


               16,694,625 shares of common stock; $.001 Par Value
                       outstanding at November 10, 1997.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.
                                                                        --------

 PART I

 Item 1. - Financial Information*

               Consolidated Balance Sheets, December 31, 1996 and
               September 30, 1997                                           2

               Consolidated Statements of Income for the three and nine
               months ended September 30, 1996 and 1997                     3

               Consolidated Statements of Cash Flows for the
               nine months ended September 30, 1996 and 1997                4

               Notes to Consolidated Financial Statements                  5-8


 Item 2. - Management's Discussion of Operations                           9-10


 PART II


 Item 4. - Submission of Matters to a Vote of Security Holders             11

 Item 6. - Exhibits and Reports on Form 8-K                                11

 Signatures                                                                12


* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,       September 30,
                                                                         1996                1997
                                                                        (Note)           (Unaudited)
                                                                     ------------       ------------
         ASSETS:

Land and buildings,
    net of accumulated depreciation of
    $7,971,271 at December 31, 1996 and
    $10,533,496 at September 30, 1997                                $177,810,120       $180,795,554
Net investment in direct financing leases                             100,535,180         94,530,166
Equity investments                                                     22,034,005         22,653,676
Cash and cash equivalents                                              15,740,583         11,337,989
Other assets                                                            4,389,640          5,771,576
                                                                     ------------       ------------
           Total assets                                              $320,509,528       $315,088,961
                                                                     ============       ============
         LIABILITIES:
Limited recourse mortgage notes payable                              $162,284,106       $155,294,734
Accrued interest payable                                                1,216,678          1,229,125
Accounts payable and accrued expenses                                     443,321            355,481
Accounts payable to affiliates                                          6,118,940          7,649,761
Prepaid rental income and security deposits                               923,825            801,345
                                                                     ------------       ------------
           Total liabilities                                          170,986,870        165,330,446
                                                                     ------------       ------------
Minority interest                                                       4,749,158          5,060,996
                                                                     ------------       ------------
Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value;
  authorized, 40,000,000 shares; issued and
  outstanding, 16,724,941 shares at December 31,
  1996 and 16,883,000 shares at September 30, 1997                         16,725             16,883

Additional paid-in capital                                            151,143,243        153,004,676
Common stock subscribed                                                 2,000,000
Receivable for common stock subscribed                                 (2,000,000)
Dividends in excess of accumulated earnings                            (5,488,526)        (6,618,501)
Unrealized appreciation, marketable securities                             73,058            675,927
                                                                     ------------       ------------
                                                                      145,744,500        147,078,985
                                                                     ------------       ------------
Lesscommon stock in treasury at cost, 100,272
    shares and 241,257 shares at December 31, 1996
    and September 30, 1997                                               (971,000)        (2,381,466)
                                                                     ------------       ------------
           Total shareholders' equity                                 144,773,500        144,697,519
                                                                     ------------       ------------
           Total liabilities and
               shareholders' equity                                  $320,509,528       $315,088,961
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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                 Three Months Ended                                Nine Months Ended
                                   September 30, 1996      September 30, 1997       September 30, 1996      September 30, 1997
                                   ------------------      ------------------       ------------------      ------------------
Revenues:
  Rental income from
    operating leases                     $5,084,038             $5,413,361               $14,501,230               $16,408,806
  Interest from direct
    financing leases                      3,017,831              2,770,775                 9,141,289                 8,462,405
  Other interest income                     176,117                 90,135                   410,421                   449,956
  Other income                                                       5,000                                             512,298
                                         ----------             ----------               -----------               -----------
                                          8,277,986              8,279,271                24,052,940                25,833,465
                                         ----------             ----------               -----------               -----------
Expenses:
  Interest                                3,671,633              3,521,131                10,565,561                10,703,750
  Depreciation                              832,667                867,163                 2,160,227                 2,572,021
  General and administrative                455,883                668,702                 1,579,681                 1,921,079
  Property expenses                       1,213,295              1,136,218                 2,945,691                 3,656,851
  Amortization                               89,735                 81,185                   256,698                   242,038
                                         ----------             ----------               -----------               -----------
                                          6,263,213              6,274,399                17,507,858                19,095,739
                                         ----------             ----------               -----------               -----------
      Income before minority
        interest, income from
        equity investments,
        net gain on sales and
        extraordinary item                2,014,773              2,004,872                 6,545,082                 6,737,726

Minority interest in income                (193,264)              (199,293)                 (573,103)                 (574,590)
                                         ----------             ----------               -----------               -----------
      Income before income
        from equity investments,
        net gain on sales and
        extraordinary item                1,821,509              1,805,579                 5,971,979                 6,163,136

Income from equity
  investments                               740,085                751,593                 2,256,837                 2,381,881
                                         ----------             ----------               -----------               -----------
      Income before net gain
        on sales and
        extraordinary item                2,561,594              2,557,172                 8,228,816                 8,545,017

Gain on sale of real estate and
  sales of securities, net                                         141,131                   653,410                   141,131
                                         ----------             ----------               -----------               -----------
      Income before
        extraordinary item                2,561,594              2,698,303                 8,882,226                 8,686,148

Extraordinary gain on
  extinguishment of debt                                                                                               427,448
                                         ----------             ----------               -----------               -----------
      Net income                         $2,561,594             $2,698,303               $ 8,882,226               $ 9,113,596
                                         ==========             ==========               ===========               ===========
Earnings per common and
  common equivalent share:
    Income before extraordinary
        item                                   $.16                   $.16                      $.57                      $.52
    Extraordinary item                                                                                                     .03
                                               ----                   ----                      ----                      ----
    Net income per common and
        common equivalent share                $.16                   $.16                      $.57                      $.55
                                               ====                   ====                      ====                      ====

Weighted average common and
  common equivalent shares
  outstanding                            15,761,357             16,841,048                15,574,856                16,733,273
                                         ==========             ==========                ==========                ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                         -----------------------
                                                                         1996               1997
                                                                         ----               ----
Cash flows from operating activities:
  Net income                                                        $  8,882,226       $  9,113,596
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                    2,416,925          2,814,059
      Income from equity investments in excess of dividends
        and distributions received                                      (488,025)          (619,671)
      Minority interest in income in excess of distributions
        paid to minority interest                                        304,469            311,838
      Other noncash items                                               (701,856)          (575,863)
      Net gain on sales of securities and real estate                   (653,410)          (141,131)
      Extraordinary gain on extinguishment of debt                                         (427,448)
      Net change in operating assets and liabilities                   1,987,793            711,873
                                                                    ------------       ------------
        Net cash provided by operating activities                     11,748,122         11,187,253
                                                                    ------------       ------------

Cash flows from investing activities:
      Purchase of real estate and additional capitalized costs       (20,365,010)
      Capital contributions in equity investment                      (5,410,408)
      Redemption of short-term investment                              1,000,000
      Proceeds from sales of securities                                  835,243
      Proceeds from sale of real estate                                2,044,260          1,194,273
      Purchase of marketable securities                                                    (429,750)
                                                                    ------------       ------------
        Net cash (used in) provided by investing activities          (21,895,915)           764,523
                                                                    ------------       ------------

Cash flows from financing activities:
      Proceeds from mortgages                                         17,150,000
      Purchase of treasury stock                                        (617,537)        (1,410,466)
      Prepayment of mortgage payable                                  (2,553,312)        (3,850,000)
      Prepayment of note payable                                      (3,471,899)
      Proceeds from stock issuance, net of costs                      13,720,735          1,861,591
      Payments of mortgage principal                                  (2,436,711)        (2,711,924)
      Dividends paid                                                  (9,259,663)       (10,243,571)
      Deferred financing costs                                          (521,675)
                                                                    ------------       ------------
        Net cash provided by (used in) financing activities           12,009,938        (16,354,370)
                                                                    ------------       ------------

        Net increase (decrease) in cash and cash equivalents           1,862,145         (4,402,594)

Cash and cash equivalents, beginning of period                        22,519,656         15,740,583
                                                                    ------------       ------------

        Cash and cash equivalents, end of period                    $ 24,381,801       $ 11,337,989
                                                                    ============       ============

Supplemental disclosure of cash flows information:

           Interest paid (including capitalized interest)           $ 10,388,874       $ 10,691,303
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

Note 2.  Transactions with Related Parties:

The Advisor performs multiple services including providing the management and administration of the Company for which it is entitled to receive management and incentive fees and certain reimbursements. Pursuant to the Advisory Agreement, asset management fees currently due the Advisor are equal to 0.5% of Average Invested Assets, as defined. When Shareholders have received a cumulative dividend return of 8%, which threshold has not yet been met, the Advisor will also be entitled to receive an incentive fee of 0.5% of Average Invested Assets. Based upon portfolio projections, Management believes it is probable that this incentive fee will be earned. Accordingly, though such incentive fee is not payable until the threshold is met, it has been accrued and included in accounts payable to affiliates in the accompanying Consolidated Financial Statements. For the three-month and nine-month periods ended September 30, 1996, the Company incurred asset management fees of $401,354 and $1,182,622, respectively. For the three-month and nine-month periods ended September 30, 1997, the Company incurred asset management fees of $518,750 and $1,556,250, respectively. Subordinated incentive fees, which are not payable currently, were in like amounts. General and administrative expense reimbursements were $170,004 and $599,381 for the three-month and nine-month periods ended September 30, 1996, respectively, and $265,599 and $835,685 for the three-month and nine-month periods ended September 30, 1997, respectively.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine-month periods ended September 30, 1996 and 1997 were $165,526 and $170,855, respectively.

Note 3.  Dividends:

Dividends paid to shareholders during the three and nine months ended September 30, 1997 are summarized as follows:

            Quarter Ended                 Paid               Per Share
            -------------                 ----               ---------
          December 31, 1996             $3,411,109            $.20520

          March 31, 1997                $3,412,654            $.20540

          June 30, 1997                 $3,419,808            $.20560


A dividend of $0.2058 per share was declared and paid in October 1997 for the quarter ended September 30, 1997.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

Note 4.  Industry Segment Information:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues are as follows:

                                                       1996                1997
                                                       ----                ----
Per Statements of Income:
    Rental income from operating leases            $14,501,230         $16,408,806
    Interest from direct financing leases            9,141,289           8,462,405

Adjustments:
    Share of leasing revenue applicable
        to minority interest                        (1,349,039)         (1,345,934)
    Share of leasing revenue from equity
        investments                                  5,255,724           5,313,094
                                                   -----------         -----------
                                                   $27,549,204         $28,838,371
                                                   ===========         ===========

For the nine-month periods ended September 30, 1996 and 1997, the Company earned its proportionate net lease revenues from its investments from the following lease obligors:

                                                          1996           %                1997             %
                                                          ----          ----              ----            ----
Marriott International, Inc. (a)                        $ 3,291,300      12%            $ 3,341,438        12%
Best Buy Co., Inc. (b)                                    2,297,012       8               2,291,725         8
Neodata Corporation                                       1,710,015       6               1,763,183         6
Omnicom Group, Inc.                                       1,400,625       5               1,400,625         5
Lucent Technologies, Inc.                                 1,389,621       5               1,389,621         5
Big V Holding Corp.                                       1,266,545       5               1,286,109         5
Michigan Mutual Insurance Company                         1,018,782       4               1,020,798         4
Garden Ridge, Inc.                                        1,063,260       4               1,020,753         4
Barnes & Noble, Inc.                                        998,860       4               1,015,984         4
The Upper Deck Company (a)                                  982,674       4                 989,906         3
Gensia, Inc. (a)                                            981,750       4                 981,750         3
Merit Medical Systems, Inc.                                 977,468       3                 977,468         3
Q Clubs, Inc.                                               879,609       3                 966,656         3
Del Monte Corporation                                       321,563       1                 964,688         3
Lincoln Technical Institute of Arizona, Inc.                811,800       3                 853,318         3
Waban, Inc./BJ's Warehouse Club                             838,767       3                 838,767         3
Plexus Corp.                                                818,625       3                 826,367         3
Wal-Mart Stores, Inc.                                       787,062       3                 781,227         3
Bell Sports Corp.                                           758,853       3                 778,909         3
Custom Food Products, Inc.                                  548,967       2                 651,216         2
Detroit Diesel Corporation                                                                  633,750         2
Nicholson Warehouse, L.P.                                   603,816       2                 603,415         2
GATX Logistics, Inc.                                        596,170       2                 596,170         2
Superior Telecommunications, Inc.                           463,381       2                 499,458         2
Childtime Childcare, Inc.                                   420,000       2                 432,214         2
Petsmart, Inc.                                              358,978       1                 361,975         1
Hibbett Sporting Goods, Inc.                                300,046       1                 356,838         1
Oshman Sporting Goods, Inc.                                 331,065       1                 336,706         1
CalComp Technology, Inc.                                    271,404       1                 331,775         1
Harvest Foods, Inc.                                         929,411       3                 291,760         1
Kroger Co.                                                                                  112,854
Safeway Stores Incorporated                                 131,775                         106,313
Affiliated Foods Southwest, Inc.                                                             34,635
                                                        -----------     ---             -----------       ---
                                                        $27,549,204     100%            $28,838,371       100%
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


Note 5.  Properties Formerly Leased to Harvest Foods, Inc.:

In February 1992, the Company and Corporate Property Associates 10 Incorporated (CPA(R):10), an affiliate, purchased, through wholly-owned subsidiaries, as tenants-in-common, each with 50% ownership interests, 13 supermarkets and two office buildings and entered into a master lease with Harvest Foods, Inc. ("Harvest"), as lessee.

In June 1996, Harvest filed a voluntary bankruptcy petition and, in March 1997, the Bankruptcy Court approved Harvest's motion to disaffirm the master lease. Harvest subsequently vacated the properties. Under its ruling, the Bankruptcy Court allowed the Company and CPA(R):10 to establish its unsecured claim for lease rejection damages at $10,000,000 and ordered Harvest to pay $150,000 in full satisfaction and settlement of any post-petition obligation for real estate taxes. The bankruptcy claim is pending and the Company and CPA(R):10 may not realize the full amount of the bankruptcy claim.

In March 1997, the Company and CPA(R):10 entered into a net leases with The Kroger Co. and Affiliated Foods Southwest, Inc. for four supermarkets in Conway and North Little Rock, Arkansas. In September 1997, the Company and CPA(R):10 sold three properties at an aggregate price of $2,400,000 (of which the Company's share was $1,200,000). In connection with the sale, The Company recognized a gain of $141,131. The Company and CPA(R):10 are currently evaluating various offers for the lease or purchase of the vacated properties and are continuing their remarketing efforts.

Note 6.  Equity Investments:

The Company owns an approximate 23.68% interest in Marcourt Investments Incorporated ("Marcourt"), a real estate investment trust, which net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc., and 50% interests in Gena Property Company ("GENA"), a general partnership which net leases two office buildings to Gensia, Inc. and in Cards Limited Liability Company ("Cards LLC"), which net leases two office buildings to The Upper Deck Company. Summarized financial information of Marcourt, GENA and Cards LLC is as follows:

(in thousands)

                               Marcourt                                 Gena                                Cards LLC
                 -------------------------------------  -------------------------------------  -------------------------------------
                 December 31, 1996  September 30, 1997  December 31, 1996  September 30, 1997  December 31, 1996  September 30, 1997
                 -----------------  ------------------  -----------------  ------------------  -----------------  ------------------
Assets               $149,694            $149,572            $21,826            $21,480              $26,581           $26,581
Liabilities           106,002             103,620             11,832             11,387               15,626            15,551
Owners'
     equity            43,692              49,952              9,994             10,093               10,955            11,030


                                                         For The Nine Months Ended
                    -------------------------------------------------------------------------------------------------
                                  September 30, 1996                                  September 30, 1997
                    -------------------------------------------------  ----------------------------------------------
                        Marcourt         GENA          Cards LLC         Marcourt         GENA           Cards LLC
                    ---------------   ------------   -------------     ------------    ------------    --------------
Revenues                 $14,088         $ 1,964          $  1,972         $14,223         $1,964           $1,980
Interest                  (8,282)           (733)             (942)         (8,046)          (695)            (934)
Depreciation                                (346)                                            (346)
Other expenses               (62)             (5)               (3)            (88)            (2)              (2)
                        --------         -------          --------         -------         ------           ------
     Net income         $  5,744         $   880          $  1,027         $ 6,089         $  921           $1,044
                        ========         =======          ========         =======         ======           ======

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 7.  New Accounting Pronouncement:

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which established standards for computing and presenting earnings per share. SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. The impact of the adoption of this statement is not expected to be material to the Company's Consolidated Financial Statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS




Results of Operations:

      Net income for the three-month and nine-month periods ended September 30, 1997 increased by 5% and 3%, respectively, as compared with the three-month and nine-month periods ended September 30, 1996. The results for the current nine-month period benefited from an extraordinary gain of $427,000 in connection with prepaying a mortgage loan at a substantial discount in the second quarter and other income of $395,000 from the receipt of a special dividend in the first quarter on nonvoting common stock in the parent company of a lessee. The Company's ownership of the stock resulted from the conversion of warrants granted at the time the lease was negotiated. Income for the prior year nine-month period benefited from a gain of $664,000 on the sale of common stock warrants granted to the Company by a lessee. Negotiating the grant of warrants or other equity interests from lessees in connection with structuring sale-leaseback transactions has been an integral part of the Company's acquisition strategy. For the nine-month period, the increase in income before gains was due to the special dividends. Excluding the special dividend, operating income for the nine-month periods was stable. The effect of lease revenue increases were offset by increases in interest, depreciation, general and administrative and property expenses. Income before gains for the three-month period was stable, with an increase in lease revenues of 1%, an increase in general and administrative expenses and a decrease in property expenses.

      The increase in lease revenues for the nine-month period was due to the acquisition in 1996 of properties leased to Detroit Diesel Corporation and Hibbett Sporting Goods, Inc., the completion of the Del Monte Corporation build-to-suit project and the Custom Food Products, Inc. expansion in July 1996 and rent increases on the Company's leases with Q Clubs, Inc., Lincoln Technical Institute, Inc., Plexus Corp., Bell Sports Corp., Superior Telecommunications, Inc., Childtime Childcare, Inc. and Custom Food. The benefit to lease revenues from the rent increases was partially offset by the March 1997 termination of the Harvest Foods, Inc. master lease for 15 properties. Because of the Harvest lease termination, lease revenues for the current three-month period only increased by 1%. The increase in interest expense was due to mortgage loans obtained in connection with the Hibbett and Del Monte transactions and financing properties leased to Garden Ridge Corporation and Childtime Childcare. Such increase; however, was moderated by the effect of the prepayment of the first priority mortgage loans on the Harvest Foods and Custom Food properties in June 1997 and December 1996, respectively, and the continuing amortization of the Company's other mortgage loan obligations. The increase in depreciation expense was due solely to the new properties placed in service in 1996. The increase in general and administrative expenses was due, in part, to an increase in administrative reimbursements as a result of costs incurred in connection with the Harvest Food workout. The increases in property expenses were attributable to the change, effective January 1, 1997, in calculating the asset management and performance fees. The fees, as required by the Advisory Agreement, are now calculated on the basis of the appraised value of the Company's real estate portfolio as determined pursuant to an independent appraisal. Prior to 1997, the fees were calculated on the basis of the Company's acquisition cost of the Company's real estate portfolio. Property expenses decreased for the comparable three-month periods as the Company incurred a $275,000 charge in 1996 relating to the litigation settlement on the prepayment of the mortgage loan on the Omnicom Group, Inc. property.

      The Company realized a gain of $141,000 on the sale of three of the Harvest Foods properties. In addition, the Company has leased four properties at an aggregate annual rental of $276,000. Annual cash flow from the former Harvest properties is not likely to reach prior levels, but it is expected to increase from current levels as the Company executes leases on properties that are currently vacant. The Company is currently remarketing the remaining properties.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued


Financial Condition:

      There has been no material change in the Company's financial condition since December 31, 1996. As a result of the termination of the Harvest lease, cash flow from operations of $11,187,000 was not sufficient to fully fund payment of dividends to shareholders of $10,244,000 and scheduled mortgage principal installments of $2,712,000. Future operating cash flow is expected to increase as the Company completes its remarketing of the Harvest properties and uses the cash it has available for the purchase of properties. The Company is currently performing due diligence on several proposed transactions. Management believes that future operating cash will be sufficient to pay an increasing rate of quarterly dividends and meet scheduled principal payment installments on the Company's limited recourse mortgage debt.

      The Company used $3,850,000 to satisfy the first priority mortgage loan on the Harvest properties at a substantial discount during the second quarter, and is attempting to negotiate a settlement with the holder of the $1,500,000 subordinated mortgage loan on the Harvest properties at a substantial discount. There is no assurance that a settlement will be reached.

      During the third quarter, the Company used $430,000 to exercise its warrants for the purchase of 90,000 shares of Garden Ridge. The value of these shares, based on the quoted market value per share at September 30, 1997, is approximately $1,300,000. The Company had previously converted warrants for 14,400 shares, which it still holds, in addition to recognizing gains of approximately $1,293,000 on sales of Garden Ridge securities.

      The Company is continuing its efforts to raise additional equity capital through private placements with institutional investors and anticipates that it will receive commitments of $7,000,000 from two institutional investors for purchases of common stock at $11.90 per share. The per share price is based on the independent appraisal of the Company's real estate portfolio as of December 31, 1996. As of November 7, 1997, the Company has approximately $6,300,000 of cash available for additional investments. In addition, several of the Company's properties, including the Detroit Diesel properties, are unleveraged. Funds for investment could be obtained through the placement of mortgage debt on such unleveraged properties.

      The Company's credit facility is scheduled to mature in November 1997. The Company is in the process of completing negotiations for the renewal of the credit facility.

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which established standards for computing and presenting earnings per share. SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. The impact of the adoption of this statement is not expected to be material to the Company's Consolidated Financial Statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES




                                     PART II




Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            During the quarter ended September 30, 1997, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             None.


         (b) Reports on Form 8-K:

                    During the quarter ended September 30, 1997, the Company was not required to file any reports on Form 8-K.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                                   AND SUBSIDIARIES





            11/10/97                  By:    /s/ Steven M. Berzin
            --------                      -------------------------------
              Date                               Steven M. Berzin
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)



           11/10/97                  By:     /s/ Claude Fernandez
            --------                      -------------------------------
              Date                               Claude Fernandez
                                                 Executive Vice President and
                                                 Chief Administrative Officer
                                                 (Principal Accounting Officer)