Form 10-K405
period 1997-12-31
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 1998-04-06
CIK 873394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended DECEMBER 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________________ to ______________________

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

                             SHARES OF COMMON STOCK
                                (Title of Class)


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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                 [X]

    Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for common stock of Registrant at March 26, 1998. Non-affiliates held 17,428,822 shares of common stock, $.001 Par Value outstanding at March 26, 1998.

                                     PART I


Item 1.  Business.

                  Registrant is engaged in the business of investing in commercial and industrial real estate properties that are net leased to commercial and industrial entities. Registrant was organized as a Maryland corporation on February 15, 1991 and qualified as a real estate investment trust ("REIT") for Federal income tax purposes for the year ended December 31, 1997. Registrant's day to day operations are managed by Carey Property Advisors (the "Advisor"), a Pennsylvania limited partnership, in accordance with an advisory agreement between Registrant and the Advisor pursuant to which the Advisor performs a variety of management services. The sole general partner of the Advisor is Carey Fiduciary Advisors, Inc., a Pennsylvania corporation ("CFA"). An affiliate of the Advisor, Carey Diversified LLC, is the sole general partner of the nine CPA(R) real estate limited partnerships. The Advisor is also the advisor of Corporate Property Associates 10 Incorporated ("CPA(R):10"), Corporate Property Associates 12 Incorporated ("CPA(R):12") and Corporate Property Associates 14 Incorporated ("CPA(R):14"). Reference is made to the Prospectus of Registrant dated January 21, 1993 (the "Prospectus") filed pursuant to Rule 424(b) under the Securities Act of 1933, which updates the initial Prospectus dated August 1, 1991 as supplemented by supplements dated November 22, 1991, February 6, 1992, June 17, 1992, September 16, 1992 and October 26, 1992, and to Supplement No. 1 to such Prospectus dated March 17, 1993, Supplement No. 2 dated June 15, 1993 and Supplement No. 3 dated August 11, 1993.

                  A minimum of 1,500,000 and a maximum of 20,000,000 Shares were offered to the public on a "best efforts" basis by Carey Financial Corporation ("Carey Financial") and other selected dealers at a price of $10 per Share. The Offering concluded in August 1993, at which time an aggregate 14,147,581 Shares had been issued. Additionally, the Advisor purchased 20,000 Shares for $200,000 prior to the commencement of the Offering. Registrant filed a post-effective amendment on November 5, 1993 withdrawing from registration the balance of the unsold Shares. In 1995, Registrant established a dividend reinvestment plan. Through December 31, 1997, 338,332 shares had been issued pursuant to the dividend reinvestment plan.

                  In 1995, Registrant's Board of Directors authorized an offering of 10,000,000 Shares through a private placement offering to a limited number of institutional investors. As of December 31, 1997, Registrant had issued 2,430,436 Shares ($26,000,000) pursuant to this private placement.

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

                  A portion of Registrant's property acquisitions have been made in conjunction with acquisitions, recapitalizations and other financial restructurings. In some of these transactions, an acquiring entity may have purchased all or substantially all of the stock or assets of a company and the acquired company or its successor in interest thereby may have become obligated on the substantial loans necessary to finance the acquisition. In such instances, Registrant may act as one of several sources of financing by purchasing real property from the seller of the subject company and net leasing it to such company or its successor. This type of lessee typically will have substantially greater debt and substantially lower net worth than that attributable to Registrant prior to the transaction. Consequently, such lessees may be particularly vulnerable to adverse conditions in the lessee's business or industry, adverse economic conditions generally and increases in interest rates, which increases directly or indirectly may result in higher payments under the debt portion of the lessee's lease with Registrant. In addition, the lessee's payment of lease rentals and debt service may prevent the lessee from investing in new equipment and from devoting resources to research and development or making other expenditures that are necessary to keep the lessee competitive in its industry. Furthermore, if the lessee plans to replace existing management, it will be more difficult for the Advisor to determine the likelihood of the lessee's being successful in its business and of being able to pay rentals throughout the term of a lease with Registrant. Registrant has not been adversely affected as a result of such property acquisitions.

                  For the year ended December 31, 1997, Registrant's share of revenues from properties occupied by Marriott International, Inc. amounted to 12% of the total net leasing revenues of Registrant. No other property owned directly or indirectly by Registrant accounted for 10% or more of its net leasing revenues. See Note 8 to the Consolidated Financial Statements in Item 8.

                  Except for certain property formerly leased to Harvest Foods, Inc. ("Harvest"), all of Registrant's present real estate properties are leased to corporate tenants under long-term net leases. A net lease generally requires tenants to pay operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions that require the lessees to indemnify Registrant, its directors and officers and the Advisors for liabilities on all matters related to the leased properties. Accordingly, Registrant believes that the insurance and indemnity provided on its behalf by its lessees provide adequate coverage for property damage and any liability claims that may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance on the properties owned. To the extent that any lessees are not financially able to satisfy indemnification obligations that exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities. Presently, there are no property damage claims pending. Primary insurance coverages have been obtained for the Harvest property.

                  As described above, lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data reportable on Registrant's leased properties. Current rental income is reported in Note 8 to the Financial Statements in Item 8. As discussed in Registrant's Management's Discussion and Analysis in Item 7, Registrant's leases generally provide for periodic rent increases or percentage rents based on specified sales levels. The periodic rent increases are either stated, based on percentage of sales or based on formulas indexed to increases in the Consumer Price Index or Producer Price Index. Except for the terminated Harvest master lease which was terminated in March 1997 pursuant to a voluntary petition of bankruptcy, no leases were materially modified or amended during the year ended December 31, 1997. Since termination of the Harvest lease, the Company has re-leased five properties, sold three properties and is remarketing the remaining seven properties for sale or lease. Registrant's leases provide for multiple renewal terms with initial terms on its leases of up to 25 years.

                  Since Registrant's objective is to execute long-term net leases for properties that are occupied by a single corporate tenant backed by the credit of the corporate lessee, Registrant is not generally subject to the competitive conditions of local and regional real estate markets. Competitive conditions of local and regional real estate markets may have a more significant impact on Registrant as leases expire or otherwise terminate in the future. Because Registrant may be affected by the financial condition of its lessees rather than the competitive conditions of the real estate marketplace, Registrant seeks to diversify its investment among tenants, property types and industries in addition to achieving geographical diversification. Registrant faces competition for acquisition of commercial and industrial properties net leased to corporate tenants from financial institutions and other REITs. Registrant also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. Registrant believes that its expertise in credit underwriting and transaction structuring will allow Registrant to compete effectively. In underwriting a net lease transaction, Registrant undertakes an analysis of the subject real estate and a credit analysis of the prospective lessee. Registrant evaluates the prospective lessee's business and financial outlook to determine the prospective lessee's ability to meet its ongoing obligations. In performing this analysis, Registrant evaluates a number of factors, including, but not limited to, the position of the prospective lessee in its industry, its business franchise and the importance of the property to its business.

                  In connection with the purchase of its properties, Registrant requires sellers of such properties to perform environmental reviews. Management believes, based on the results of such reviews, that Registrant's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. Portions of certain properties; however, have been subject to some degree of contamination, principally in connection with either leakage from underground storage tanks, surface spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, Registrant's leases generally require tenants to indemnify Registrant from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow Registrant to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow Registrant to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions, in the estimation of Registrant, are in excess of specified amounts. Accordingly, Management believes that the ultimate resolution of environmental matters will not have a material adverse effect on Registrant's financial condition, liquidity or results of operations.

                  Registrant leases land and a warehouse in Jacksonville, Florida to GATX Logistics, Inc. ("GATX Logistics"). Three areas of ground water and soil contamination were identified at the GATX property and have been subject to varying degrees of remediation. The remediation of two of the contaminated areas is the responsibility of a former owner of the property, Sears Roebuck & Co., which has a contractual obligation to GATX Logistics to complete remediation procedures at those sites. GATX Corporation, an affiliate of GATX Logistics, has also agreed to indemnify Registrant with respect to any costs of remediation at the three sites. Under the GATX Logistics indemnification, if thirty days prior to termination of the GATX Logistics lease, remediation requirements under the indemnification agreement are not fulfilled, GATX Logistics will have been deemed to have made a rejectable offer to purchase the GATX Logistics property from Registrant for $5,000,000, Registrant's purchase price for the property in December 1992.

                  Registrant's Advisor has responsibility for maintaining Registrant's books and records. An affiliate of the Advisor services the computer systems used for maintaining such books and records. In its preliminary assessment of Year 2000 issues, the affiliate believes that such issues will not have a material effect on Registrant's operations such assessment; however, has not been completed. Registrant relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that may affect Registrant.

                  Registrant does not have any employees. An affiliate of the Advisor performs accounting, secretarial and transfer services for Registrant. Resource Phoenix Corporation performs certain transfer services for Registrant and The Chase Manhattan Bank performs certain banking services for Registrant. In addition, Registrant has an agreement with the Advisor pursuant to which the Advisor provides certain management services for Registrant.

Item 2.    Properties.

                  Registrant's properties are as follows:

     LEASE                                                                         TYPE OF OWNERSHIP
    OBLIGOR               TYPE OF PROPERTY             LOCATION                         INTEREST
    -------               ----------------             --------                         --------
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

SAFEWAY STORES            Supermarket                  Broken Arrow,               Ownership of a 50%
INCORPORATED                                           Oklahoma                    interest in land
                                                                                   and building

MARRIOTT                  Hotels                       Irvine, Sacramento,         Ownership of a 23.69%
INTERNATIONAL,            - 13 locations               and San Diego,              interest in a company
INC.                                                   California;                 owning land
                                                       Orlando - 2, Florida;       and buildings (1)
                                                       Des Plains, Illinois;
                                                       Indianapolis, Indiana;
                                                       Louisville, Kentucky;
                                                       Linthicum, Maryland;
                                                       Las Vegas, Nevada;
                                                       Newark, New Jersey;
                                                       Albuquerque, New Mexico;
                                                       Spokane, Washington

Properties formerly
leased to HARVEST         Retail Stores and            Little Rock - 2,            Ownership of a 50%
FOODS, INC.               Office Buildings             Hot Springs,                interest in land
                          - 7 locations                Texarkana and               and buildings
                                                       Jonesboro, Arkansas;        (1)(2)
                                                       Ruston, Louisiana;
                                                       Clarksdale,
                                                       Mississippi

KROGER CO.                Retail Stores                North Little Rock           Ownership of a 50%
                          - 2 locations                and Conway, Arkansas        interest in land
                                                                                   and buildings
                                                                                   except as noted (1)(2)

AFFILIATED                Retail Stores                Little Rock - 2, and        Ownership of a 50%
SOUTHWEST, INC.           - 3 locations                Hope, Arkansas              interest in land
                                                                                   and buildings
                                                                                   except as noted (1)(2)

CALCOMP TECH-             Office/Manufacturing         Austin,                     Ownership of a 50%
NOLOGY, INC.              Facilities                   Texas                       interest in land and
                                                                                   buildings (1)

NEODATA                   Manufacturing/               Boulder,                    Ownership of a 80%
CORPORATION               Distribution                 Colorado                    interest in land and
                          Facility                                                 building (1)

BELL SPORTS, INC.         Warehouse/                   Rantoul,                    Ownership of land
                          Manufacturing Facility       Illinois                    and building (1)

     LEASE                                                                         TYPE OF OWNERSHIP
    OBLIGOR               TYPE OF PROPERTY             LOCATION                         INTEREST
    -------               ----------------             --------                         --------
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

MERIT MEDICAL             Office/Warehouse             South Jordan, Utah          Ownership of land
SYSTEMS, INC.                                                                      and building (1)

WABAN, INC.               Retail Facility              Farmingdale,                Ownership of land
                                                       New York                    and building (1)

Q CLUBS, INC.             Health Clubs                 Memphis,                    Ownership of land
                                                       Tennessee;                  and buildings
                                                       Bedford, Texas              (1-Memphis)

PETSMART, INC.            Warehouse                    Ennis, Texas                Ownership of land
                                                                                   and building (1)

     LEASE                                                                         TYPE OF OWNERSHIP
    OBLIGOR               TYPE OF PROPERTY             LOCATION                         INTEREST
    -------               ----------------             --------                         --------
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

                  The material terms of Registrant's leases with its significant tenants are summarized in the following table:

                     Registrant's
                        Share                     Current    Lease
Lease                 of Current      Square      Rent Per   Expiration  Renewal  Ownership                  Terms of
Obligor              Annual Rents     Footage     Sq.Ft.(1)  (Mo/Year)   Terms    Interest                Purchase Option
-----------          ------------     -------     ---------  ---------   -------  ---------------         ---------------
Wal-Mart
Stores,
Inc. (2)              $  758,886       454,251      $3.34      1/08       YES     50% interest;           N/A
                                                                                  remaining interest
                                                                                  owned by Corporate
                                                                                  Property Associates
                                                                                  10 Incorporated
                                                                                  ("CPA(R):10")

Neodata
Corporation            2,350,911       403,871       5.82       6/13      YES     80% interest;           The greater of
(2)                                                                               remaining               fair market value
                                                                                  interest owned          and the sum of
                                                                                  by CPA(R):10            Landlord's share of
                                                                                                          project costs
                                                                                                          ($17,064,946) less the
                                                                                                          outstanding principal
                                                                                                          balance of tenant's
                                                                                                          purchase money
                                                                                                          mortgage plus any .
                                                                                                          mortgage prepayment
                                                                                                          premium.

Bell
Sports,
Inc. (2)               1,038,545       307,397       3.38      11/12      YES     100%                    N/A


Michigan
Mutual
Insurance (2)          1,332.252       137,729       9.67      12/07      YES     100%                    $3,850,000 plus a
                                                                                                          final rental payment
                                                                                                          of $10,000,000.

GATX
Logistics,
Inc. (2)                 804,720       240,000       3.35      12/02      YES     100%                    N/A

Big V
Holding                  636,515        59,772      10.65      12/17      YES     100%                    N/A
Corp.(2)                 847,688       133,554      11.54      10/18      YES     55% interest;           N/A
                                                                                  remaining interest
                                                                                  owned by Corporate
                                                                                  Property Associates
                                                                                  12 Incorporated
                                                                                  ("CPA(R):12")

Lucent Tech-
nologies, Inc.         1,852,829       568,670       3.26       3/02      YES     100%                    N/A
(2)

Best Buy
Co., Inc.(2)           3,124,483       558,695       8.88       4/18      YES     63% general             N/A
                                                                                  partnership interest;
                                                                                  remaining interest
                                                                                  owned by CPA(R):12

                     Registrant's
                        Share                     Current    Lease
Lease                 of Current      Square      Rent Per   Expiration  Renewal  Ownership                  Terms of
Obligor              Annual Rents     Footage     Sq.Ft.(1)  (Mo/Year)   Terms    Interest                Purchase Option
-----------          ------------     -------     ---------  ---------   -------  ---------------         ---------------
Lincoln
Technical
Institute
of Arizona,
Inc.(2)               $1,206,953        74,410     $16.22      11/10      YES     100%                    N/A

Merit
Medical
Systems,
Inc. (2)               1,303,291       172,925       7.54      01/99      YES     100%                    The greater of
                                                                                                          fair market value
                                                                                                          and all project costs
                                                                                                          plus $1,033,000.

Waban,
Inc. (2)               1,183,879       114,680      10.32      01/02      YES     100%                    N/A

Garden
Ridge Corporation -
Texas (2)                591,000       152,500       3.88      12/13      YES     100%                    The greater of
                                                                                                          (a) the fair market value
                                                                                                          and (b) the acquisition
                                                                                                          cost, including post-
                                                                                                          purchase improvements,
                                                                                                          plus any prepayment
                                                                                                          premium.


Garden
Ridge Corporation -
Oklahoma (2)             770,004       141,284       5.45      12/15      YES     100%                    The greater of
                                                                                                          fair market value and
                                                                                                          $6,471,899 plus any
                                                                                                          prepayment premium.

Nicholson
Warehouse,
L.P.(2)                  804,837       341,282       2.36      12/18      YES     100%                    The greater of the
                                                                                                          fair market value and
                                                                                                          $6,915,000, plus any
                                                                                                          prepayment premium.



Superior
Telecommunications,
Inc.(2)                  636,384       307,850       2.07      12/13      YES     100%                    The greater of
                                                                                                          the fair market value and
                                                                                                          $5,000,000 plus any
                                                                                                          prepayment premium.

Gensia,
Inc.(2)                1,309,000       144,311      18.14      07/09      YES     50% general             N/A
                                                                                  partnership
                                                                                  interest; remaining
                                                                                  interest owned
                                                                                  by CPA(R):12

                     Registrant's
                        Share                     Current    Lease
Lease                 of Current      Square      Rent Per   Expiration  Renewal  Ownership                  Terms of
Obligor              Annual Rents     Footage     Sq.Ft.(1)  (Mo/Year)   Terms    Interest                Purchase Option
-----------          ------------     -------     ---------  ---------   -------  ---------------         ---------------
Plexus
Corp.(2)               1,184,409       179,000       6.62     08/14       YES     100%                    N/A


Omnicom
Group, Inc.(2)         1,867,500        77,719      24.03     10/14       YES     100%                    N/A


The Upper
Deck
Company(2)             1,319,875       294,779       8.96     12/21       YES     50% interest;           The greater of
                                                                                  remaining               fair market value and
                                                                                  interest owned          acquisition cost plus
                                                                                  by CPA(R):12            any prepayment premium.


Del Monte
Corporation            1,286,250       748,000       3.44      6/16       YES     50% interest;           The greater of
(2)                                                                               remaining               Fair Market Value and
                                                                                  interest owned          $10,995,000 plus any
                                                                                  by CPA(R):12            prepayment premium

Detroit
Diesel
Corporation(2)           845,000        80,310      10.52     12/19       YES     100%                    N/A

(1) Represents rate per square foot when combined with rents applicable to tenants-in-common.
(2) These properties are encumbered by limited recourse mortgages.

Item 3.    Legal Proceedings.

                  As of the date here of, Registrant is not a party of to any material pending legal proceedings.


Item 4.    Submission of Matters to a Vote of Security Holders.

                  No matter was submitted during the fourth quarter of the year ended December 31, 1997 to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.

                  Information with respect to Registrant's common equity is hereby incorporated by reference to page 28 of Registrant's Annual Report contained in Appendix A.


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


Item 8.    Consolidated Financial Statements and Supplementary Data.

                  The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 6 to 24 of Registrant's Annual Report contained in Appendix A:

  (i) Report of Independent Accountants.
 (ii) Consolidated Balance Sheets as of December 31, 1995, 1996 and 1997.
(iii) Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997.
 (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1996 and 1997.
  (v) Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.
 (vi) Notes to Consolidated Financial Statements.

Item 9.    Disagreements on Accounting and Financial Disclosure.

                  NONE

                                    PART III


Item 10.     Directors and Executive Officers of the Registrant.

                  The directors and executive officers of Registrant and members of the Investment Committee of the Board of Directors of the Advisor are as follows:

                                                                                       Has Served as a
                                                                                       Director and/or
         Name                     Age              Positions Held                      Officer Since
         ----                     ---              --------------                      ---------------
William P. Carey                   67       Chairman of the Board                            2/91
                                            Director
Charles C. Townsend, Jr. (1)       70       Vice Chairman of the Board                       2/91
                                            Director
Ralph G. Coburn (1)                88       Director                                         2/91
George E. Stoddard                 81       Chairman of Investment Committee and             2/91
                                            Senior Executive Vice President
Warren G. Wintrub (1)              63       Director                                        10/92
Thomas E. Zacharias                43       Director                                        10/97
Barclay G. Jones III               37       President                                        2/91
Steven M. Berzin                   47       Executive Vice President                         7/97
                                            Chief Financial Officer
                                            Chief Legal Officer
Gordon F. DuGan                    31       Executive Vice President                         2/97
Claude Fernandez                   45       Executive Vice President                         2/91
                                            Chief Administrative Officer
H. Augustus Carey                  40       Senior Vice President                            2/91
                                            National Marketing Director
                                            Secretary
Anthony S. Mohl                    35       Senior Vice President                            2/91
                                            Director of Portfolio Management
John J. Park                       33       Senior Vice President                            2/91
                                            Director of Research
                                            Treasurer

(1)     Independent Director of Registrant.


                  H. Augustus Carey is the nephew of William Polk Carey.

                  A description of the business experience of each director of Registrant is set forth below:

                  William Polk Carey, Chairman of the Board and Director, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of

Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of Corporate Property Associates 10 Incorporated ("CPA(R):10"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14") and Carey Diversified LLC ("Carey Diversified").

                  Charles C. Townsend, Jr., Vice Chairman of the Board, was formerly Managing Director in charge of the Corporate Finance Department at Morgan Stanley & Co. and Chairman of Morgan Stanley Realty Corporation. Mr. Townsend holds a B.S.E.E. from Princeton University and an MBA from Harvard University. Mr. Townsend is also a Director of CPA(R):14 and Carey Diversified.

                  Ralph G. Coburn, Rear Admiral USNR (Ret.), is former President and Chief Executive Officer of Hubbard Real Estate Investments (now HRE Properties), a $100,000,000 NYSE equity REIT, sponsored by Merrill Lynch. Admiral Coburn had been engaged in a variety of real estate activities for over 30 years. A graduate of Harvard College, Harvard Law School and the Naval War College, Admiral Coburn previously served as Chief Executive Officer of the National Association of Real Estate Investment Trusts (NAREIT), representing the multi-billion dollar REIT industry. Admiral Coburn is also a Director of CPA(R):10 and CPA(R):12.


                  George E. Stoddard, Chief Investment Officer and Director, was until 1979 head of the bond department of The Equitable Life Assurance Society of the United States, with responsibility for all activities related to Equitable's portfolio of corporate investments acquired through direct negotiation. Mr. Stoddard was associated with Equitable for over 30 years. He holds an A.B. degree from Brigham Young University, an M.B.A. from Harvard Business School and an LL.B. from Fordham University Law School. Mr. Stoddard is also a Director of CPA(R):10, CPA(R):12 and CPA(R):14.

                  Warren G. Wintrub, Independent Director of CPA(R):10 and CPA(R):14, became a partner at Coopers & Lybrand in 1963, specializing in taxation. He served on Coopers & Lybrand's Executive Committee from 1976 to 1988 and as Chairman of the Retirement Committee from 1979 until his retirement from the firm in 1992. Mr. Wintrub serves as a director of Chromcraft Revington, Inc. and Getty Petroleum Corp. He received a B.S. degree from Ohio State University and an LL.B. degree from Harvard Law School.

                  Thomas E. Zacharias, Independent Director of CPA(R):12 and CPA(R):14, is currently a Vice President of Corporate Property Investors ("CPI") and a Vice President of Corporate Realty Consultants. Mr. Zacharias, who joined CPI in 1981, is responsible for the asset management of $1.2 billion of real estate assets. In addition, Mr. Zacharias is the Managing Member of the Mall of Georgia, LLC, the largest regional mall development in the Southeastern U.S. that is scheduled to open in August 1999. Prior to joining CPI in 1981, Mr. Zacharias worked for the New York State Urban Development Corporation between 1979 and 1981 as Project Director for a number of economic development projects and Assistant to the Chief Operating Officer. Mr. Zacharias graduated from Princeton University in 1976 and received a Master in Public and Private Management from the Yale School of Management in 1979. He is a member of The National Association of Real Estate Investment Trusts, Urban Land Institute and International Council of Shopping Centers.

                  Barclay G. Jones III, President, joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York. Mr. Jones is a Director of Carey Diversified.

                  Steven M. Berzin, Executive Vice President, Chief Legal Officer and Chief Financial Officer, was elected Executive Vice President, Chief Financial Officer, Chief Legal Officer and a Managing Director of W.P. Carey in July 1997. From 1993 to 1997, Mr. Berzin was Vice President - Business Development of General Electric Capital Corporation in the office of the Executive Vice President and, more recently, in the office of the President, where he was responsible for business development activities and acquisitions. From 1985 to 1992, Mr. Berzin held various positions with Financial Guaranty Insurance Company, the last two being managing Director, Corporate Development, Senior Vice President and Chief Financial Officer. Mr. Berzin associated with the law firm of Cravath, Swaine & Moore from 1978 to 1985 and from 1976 to 1977, he served as law clerk to the Honorable Anthony M. Kennedy, then a United States Circuit Judge. Mr. Berzin received a B.A. and M.A. in Applied Mathematics from Harvard University, a B.A. in Jurisprudence and an M.A. from Oxford University and a J.D. from Harvard Law School. Mr. Berzin is also a Director of Carey Diversified.

                  Gordon F. DuGan, Executive President, was elected Executive Vice President and a Managing Director of W.P. Carey in June 1997. Mr. Dugan rejoined W.P. Carey as Deputy Head of Acquisitions in February 1997. Mr. Dugan was until September 1995 a Senior Vice President in the Acquisitions Department of W.P. Carey. Mr. Dugan joined W.P. Carey as Assistant to the Chairman in May 1988, after graduating from the Wharton School at the University of Pennsylvania where he concentrated in Finance. From October 1995 until February 1997, Mr. Dugan was Chief Financial Officer of Superconducting Core Technologies, Inc., a Colorado-based wireless communications equipment manufacturer. Mr. Dugan is a Director of Carey Diversified.

                  Claude Fernandez, Chief Administrative Officer, Managing Director, and Executive Vice President, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received a B.S. degree in accounting from New York University in 1975 and an M.B.A. in finance from Columbia University Graduate School of Business in 1981.

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

                  Anthony S. Mohl, Senior Vice President and Director of Portfolio Management, joined W.P. Carey, in 1987 as Assistant to the President after receiving an M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

                  John J. Park, Senior Vice President, Treasurer and Director of Research, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received an undergraduate degree from Massachusetts Institute of Technology and an M.B.A. in Finance from New York University.


Item 11.        Executive Compensation.

                  This information will be contained in Registrant's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management.

                  This information will be contained in Registrant's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 13.     Certain Relationships and Related Transactions.

                  This information will be contained in Registrant's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

                                     PART IV


Item 14.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K


    (a)           1.       Consolidated Financial Statements:

                           The following consolidated financial statements are
filed as a part of this Report:

    Report of Independent Accountants.

    Consolidated Balance Sheets, December 31, 1995, 1996 and 1997.

    Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997.

    Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1996 and 1997.

    Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.

    Notes to Consolidated Financial Statements.



    The consolidated financial statements are hereby incorporated by reference to pages 6 to 24 of Registrant's Annual Report contained in Appendix A.




    (a)           2.       Financial Statement Schedule:

                           The following schedule is filed as a part of this
Report:

    Report of Independent Accountants.

    Schedule III -Real Estate and Accumulated Depreciation as of December 31, 1997.

    Notes to Schedule III.


    Schedule III and notes thereto are contained herein on pages 35 to 39 of this Form 10-K.



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

Exhibit                                                                         Method of
  No.        Description                                                        Filing
-------      -----------                                                        ---------
   3.1       Articles of Amendment and Restatement.                             Exhibit 3(A) to Regis-
                                                                                tration Statement (Form
                                                                                S-11) No. 33-39409

   3.2       Amended Bylaws of Registrant.                                      Exhibit 3(B) to Regis-
                                                                                tration Statement (Form
                                                                                S-11) No. 33-39409

  10.1       Amended Advisory Agreement.                                        Exhibit 10(A)(2) to
                                                                                Registration Statement
                                                                                (Form S-11) No. 33-39409


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

  10.12      Assignment and Assumptions of Lease Agreement for                  Filed as Exhibit 10(E)(1)(c)
             property located in Escondido, California.                         to Registrant's Post
                                                                                Effective Amendment No. 1
                                                                                to Form S-11

  10.13      Assignment and Assumptions of Lease Agreement for                  Filed as Exhibit 10(E)(1)(d)
             property located in Broken Arrow, Oklahoma.                        to Registrant's Post
                                                                                Effective Amendment No. 1
                                                                                to Form S-11

  10.14      Assignment and Assumptions of Lease Agreement for                  Filed as Exhibit 10(E)(1)(e)
             property located in Weatherford, Oklahoma.                         to Registrant's Post
                                                                                Effective Amendment No. 1
                                                                                to Form S-11

  10.15      Assignment and Assumptions of Lease Agreement for                  Filed as Exhibit 10(E)(1)(f)
             property located in Center, Texas.                                 to Registrant's Post
                                                                                Effective Amendment No. 1
                                                                                to Form S-11

  10.16      Assignment and Assumptions of Lease Agreement for                  Filed as Exhibit 10(E)(1)(g)
             property located in Groves, Texas.                                 to Registrant's Post
                                                                                Effective Amendment No. 1
                                                                                to Form S-11

  10.17      Assignment and Assumptions of Lease Agreement for                  Filed as Exhibit 10(E)(1)(h)
             property located in Silsbee, Texas.                                to Registrant's Post
                                                                                Effective Amendment No. 1
                                                                                to Form S-11

  10.18      Assignment and Assumptions of Lease Agreement for                  Filed as Exhibit 10(E)(1)(i)
             property located in Vidor, Texas.                                  to Registrant's Post
                                                                                Effective Amendment No. 1
                                                                                to Form S-11

  10.19      Lease Amendments for the Ft. Smith, Arkansas and                   Filed as Exhibit 10(E)(2)
             Weatherford, Oklahoma properties.                                  to Registrant's Post
                                                                                Effective Amendment No. 1
                                                                                to Form S-11

  10.20      Promissory Note from subsidiaries of the Registrant and            Filed as Exhibit 10(E)(3)
             CPA(R):10 to The New England Mutual Life Insurance                 to Registrant's Post
             Company ("New England").                                           Effective Amendment No. 1
                                                                                to Form S-11

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

  10.35      Co-Tenancy Agreement between QRS 10-12,                            Filed as Exhibit 10(G)(2)
             and QRS 11-5.                                                      to Registrant's Post
                                                                                Effective Amendment No. 3
                                                                                to Form S-11

  10.36      $3,700,000 Promissory Note from QRS                                Filed as Exhibit 10(H)(1)
             10-12 (TX), Inc., ("QRS 10-12"),                                   to Registrant's Post
             and QRS 11-5 (TX) Inc. ("QRS 11-5"),                               Effective Amendment No. 4
             to Creditanstalt-Bankverein ("Lender").                            to Form S-11

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

  10.53      Lease Agreement between QRS 11-12, (FL),                           Filed as Exhibit 10(L)(2)
             Inc., ("QRS 11-12"), as Landlord, and                              to Registrant's Post
             Unit, as tenant.                                                   Effective Amendment No. 5
                                                                                to Form S-11

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

  10.168     Construction Agency Agreement dated June 15, 1994                  Filed as Exhibit 10.168 to
             between Childtime Childcare, Inc. and                              Registrant's Form 10-K for the
             CTC (VA) QRS 11-32, Inc.                                           year ended December 31, 1994
                                                                                dated March 31, 1995

  10.169     Lease Agreement dated August 11, 1994 by and                       Filed as Exhibit 10.169 to
             between Neenah (WI) QRS 11-31, Inc., as Landlord,                  Registrant's Form 10-K for the
             and Exide Electronic Assembly Corporation, as Tenant.              year ended December 31, 1994
                                                                                dated March 31, 1995

  10.170     $5,000,000 Real Estate Note dated August 11, 1994                  Filed as Exhibit 10.170 to
             from Neenah (WI) QRS 11-31, Inc., as Maker,                        Registrant's Form 10-K for the
             and Creditanstalt Corporate Finance, Inc., as Holder.              year ended December 31, 1994
                                                                                dated March 31, 1995

  10.171     Lease Agreement dated September 30, 1994 by and                    Filed as Exhibit 10.171 to
             between CFP Associates, as Landlord, and                           Registrant's Form 10-K for the
             Custom Foods Products, Inc., as Tenant.                            year ended December 31, 1994
                                                                                dated March 31, 1995

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

  10.174     $200,000 Maximum Amount Promissory Note                            Filed as Exhibit 10.174 to
             dated September 30, 1994 from CFP Associates,                      Registrant's Form 10-K for the
             as Maker, to Custom Foods Products, Inc., as Payee.                year ended December 31, 1994
                                                                                dated March 31, 1995

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

  10.176     $6,000,000 Promissory Note dated October 14, 1994                  Filed as Exhibit 10.176 to
             from ADS (CA) QRS 11-34, Inc., as Borrower, to                     Registrant's Form 10-K for the
             Kearneys Street Real Estate Company, L.P., as Lender.              year ended December 31, 1994
                                                                                dated March 31, 1995

  10.177     $3,000,000 Purchase Money Promissory Note secured                  Filed as Exhibit 10.177 to
             by Deed of Trust dated October 14, 1994 from ADS (CA)              Registrant's Form 10-K for the
             QRS 11-34, Inc., as Maker, to Venice Operating Corp.,              year ended December 31, 1994
             as Holder.                                                         dated March 31, 1995

  10.178     Lease Agreement dated October 31, 1995 by and between              Filed as Exhibit 10.33 to
             DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10                      Registrant's Form 8-K
             together as Landlord and Del Monte Corporation, as Tenant.         dated March 21, 1996

  10.179     Lease Agreement dated December 26, 1995 by and between             Filed as Exhibit 2.1 to
             Cards Limited Liability Company, as Landlord, and The Upper        Registrant's Form 8-K
             Deck Company, as Tenant.                                           dated March 21, 1996

  10.180     $15,000,000 Promissory Note dated January 3, 1996                  Filed as Exhibit 2.2 to
             from Cards Limited Liability Company to                            Registrant's Form 8-K
             Column Financial, Inc.                                             dated March 21, 1996

  21.1       Subsidiaries of Registrant as of March 24, 1998.                   Filed herewith

  23.1       Consent of Coopers & Lybrand dated                                 Filed herewith
             March 27, 1998

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

  28.3       General warranty Deed from FPC to QRS                              Filed as Exhibit 28(D)(1) to
             11-10.                                                             Registrant's Post Effective
                                                                                Amendment No. 5 to Form S-11

Exhibit                                                                         Method of
  No.        Description                                                        Filing
-------      -----------                                                        ---------
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

  28.16      Quit Claim Deed from Oakbrook to                                   Filed as Exhibit 28.1 to Registrant's
             QRS 11-15.                                                         Form 8-K dated April 5, 1993

Exhibit                                                                         Method of
  No.        Description                                                        Filing
-------      -----------                                                        ---------
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

    (b)    Reports on Form 8-K

                  During the quarter ended December 31, 1997 the Registrant was not required to file any reports on Form 8-K.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CAREY INSTITUTIONAL PROPERTIES INCORPORATED a Maryland corporation

     03/27/98                       BY: /s/ Steven M. Berzin
     Date                               Steven M. Berzin
                                        Executive Vice President, Chief Legal
                                        Officer and Chief Financial Officer
                                        (Principal Financial Officer)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    CAREY INSTITUTIONAL PROPERTIES INCORPORATED

     04/2/98                        BY: /s/ William P. Carey
     Date                               William P. Carey
                                        Chairman of the Board and Director
                                        (Principal Executive Officer)

     04/2/98                        BY: /s/ Barclay G. Jones, III
     Date                               Barclay G. Jones, III
                                        President

     04/2/98                        BY: /s/ Ralph G. Coburn
     Date                               Ralph G. Coburn
                                        Director

     04/2/98                        BY: /s/ George E. Stoddard
     Date                               George E. Stoddard
                                        Director

     04/2/98                        BY: /s/ Charles C. Townsend, Jr.
     Date                               Charles C. Townsend, Jr.
                                        Director

     04/2/98                        BY: /s/ Warren G. Wintrub
     Date                               Warren G. Wintrub
                                        Director

     04/2/98                        BY: /s/ Thomas E. Zacharias
     Date                               Thomas E. Zacharias
                                        Director

     04/2/98                        BY: /s/ Steven M. Berzin
     Date                               Steven M. Berzin
                                        Executive Vice President, Chief Legal
                                        Officer and Chief Financial Officer
                                        (Principal Financial Officer)

     04/2/98                        BY: /s/ Claude Fernandez
     Date                               Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Accounting Officer)

                                                         APPENDIX A TO FORM 10-K




                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                AND SUBSIDIARIES










                                                              1997 ANNUAL REPORT

SELECTED FINANCIAL DATA

(In thousands except per share amounts)


                                1993        1994        1995        1996        1997
                              --------    --------    --------    --------    --------
OPERATING DATA:

Revenues                      $ 17,637    $ 25,958    $ 29,238    $ 32,547    $ 34,247

Income before
  extraordinary item             7,991      11,615       9,629      10,421      10,659

Net income                       7,991      11,615       9,228      10,146      11,086

Basic and diluted earnings
  per share before
  extraordinary item               .65         .82         .68         .66         .63

Basic and diluted
  earnings per share               .65         .82         .65         .64         .66

Cash flow from operations       10,718      12,087      13,009      15,346      14,954

Dividends paid                   8,122      11,359      11,453      12,488      13,682

Dividends per share (1)            .76         .80         .81         .82         .82

Payments of mortgage
  principal (2)                  1,061       2,489       2,905       3,353       3,658



BALANCE SHEET DATA:

Total assets                   254,304     276,266     299,434     320,510     320,485

Long-term obligations (3)      124,555     141,123     150,829     145,836     141,052

(1) Includes distributions attributable to the fourth quarter paid in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year.
(2) Represents scheduled mortgage principal amortization paid.
(3) Represents limited recourse mortgage and note payable obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS


                  Results of Operations

                  The Company's primary objectives are to provide rising cash flow and property values, protecting its investors from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt. In addition, the Company has successfully negotiated grants of common stock warrants from selected tenants and expects to realize the benefits of appreciation from those grants. While the Company cannot guarantee that its objectives will be ultimately realized, annual independent valuations of the Company's assets have reflected significant appreciation in property values.

                  Net income for the year ended December 31, 1997 increased by $940,000 as compared with net income for the year ended December 31, 1996. Income before the effect of gains and extraordinary items reflected an increase of $1,239,000 of which $532,000 related to nonrecurring other income items. This increase, was the result of increases in lease revenues (rental income and interest income from direct financing leases) and income from equity investments and the writedown to fair value in the prior year. No such writedown occurred in 1997. These items were partially offset by increases in depreciation, general and administrative and property expenses as well as an accrual of $449,000 for subordinated disposition fees.

                  The increase in lease revenues was due to (i) receiving a full year's rent in 1997 from the lease with Detroit Diesel Corporation which went into effect in the fourth quarter of 1996, and increased rent from Custom Food Products, Inc. as a result of completion of an expansion to the Custom Food facility in 1996, (ii) completion of the build-to-suit of four special purpose facilities for Del Monte Corporation in 1996 and (iii) several rent increases on existing leases in both 1996 and 1997, these lease revenue increases; however, were partially offset by a reduction in rents that resulted from the termination of the Harvest Foods, Inc. master lease in March 1997 following Harvest's voluntary petition for bankruptcy. The increase in equity income reflected the increasing trend of earnings from the Company's equity interest in the Courtyard by Marriott master lease for 13 properties. The Marriott lease requires rental payments based on a percentage of revenues in excess of a base amount at each of the hotels; such percentage rents increased by 35% from the prior year. Percentage for 1998 will be at a rate in excess of the amounts collected in 1997, but the rate of increase has moderated. The purchase of the 13 Courtyard by Marriott hotels in 1992 was highly leveraged, with approximately 75% of the purchase price financed with limited recourse mortgage debt. The payment schedule on this debt required that amortizing principal payments commence in 1995 and that such loan amortize fully over 16-3/4 years, prior to the end of the lease term. As the principal balance on this limited recourse mortgage decreases, interest expense decreases accordingly. The increase in depreciation resulted from the full year's depreciation of the Del Monte and Detroit Diesel properties, both of which were placed in service in 1996. The increase in general and administrative expenses reflected increased administrative reimbursements. The increase in property expenses was due primarily to the change in the formula for determining Average Invested Assets for the purpose of calculating asset management and performance fees, and to a lesser extent, the Company's provision for uncollected rents. Effective January 1, 1997 and as provided for in the Prospectus of the Company, Average Invested Assets were determined on the results of an independent valuation of the Company's real estate portfolio. Such a valuation as of December 31,1996 concluded that the value of the Company's real estate portfolio had appreciated to an amount in excess of the Company's cost for its properties. The costs for this comprehensive valuation contributed to the increase in property expenses. Nonrecurring other income items included a special distribution of $395,000 received relating to the Company's holding of nonvoting stock of an affiliate of Custom Food. In connection with structuring the Custom Food transaction, the Company had been granted warrants. The warrants were converted into nonvoting stock in December 1996. In addition, the Company recognized an extraordinary gain in 1997 of $427,000 from purchasing back, at a substantial discount, its interest in the first priority mortgage loan on the former Harvest properties.

                  Net income for the year ended December 31, 1996 increased by $918,000 as compared with the prior year. Excluding the effect of gains from the sale of assets in both 1995 and 1996, extraordinary charges of $401,000 and $275,000 in 1995 and 1996, respectively, and a noncash charge of $1,753,000 on the writedown of properties to fair value, income, as adjusted, would have reflected an increase of $2,516,000. Such increase was due to increases in lease revenues and income from equity investments and was partially offset by increases in interest, depreciation and property expenses.

                  Lease revenues increased as the result of the completion of construction on build-to-suit projects in 1995 and 1996 and the acquisitions of additional properties in 1996. Build-to-suit projects under leases with Custom Food, Childtime Childcare, Inc. and Garden Ridge Corporation were completed in 1995 and the Del Monte build-to-suit project was completed in 1996. The Company also acquired properties leased to Q Clubs, Inc., Hibbett Sporting Goods, Inc. and Detroit Diesel and funded an expansion of the Custom Food facility. The increase in income from equity investments was due to the purchase, in January 1996, of an interest in a limited liability company that entered into a net lease with The Upper Deck Company. Equity income from the net leases for 13 Courtyard by Marriott hotels increased as a result of lower interest expense on the mortgage loan and an increase in percentage rents. Interest expense increased in 1996 as a result of the Company's obtaining limited recourse mortgage financing on previously unleveraged and newly acquired properties. Depreciation expense increased as a result of the increase in real estate assets. The increase in property expenses was due to higher asset management and subordinated incentive fees directly attributable to the growth in real estate assets under management. Net income was also affected by a $275,000 extraordinary charge related to a settlement of a dispute relating to the prepayment of a mortgage loan in 1995.

                  Net income for 1995 and 1996 includes gains from the sale of securities related to common stock warrants granted by Garden Ridge. An extraordinary charge on extinguishment of debt of $401,000 was incurred in 1995 in connection with refinancing two mortgage loans. The loans, which had annual interest rates of 9.25% and 10%, were replaced with a mortgage loan with an annual interest rate of 7.65%.

                  Lease revenues for 1998 will reflect the benefit of several rent increases which are scheduled to occur in 1998. Future cash flow will be also affected by the ability of the Company to re-lease properties formerly leased to Harvest. Of the 15 former Harvest properties, five properties are net leased as supermarkets to Kroger Co. and Affiliated Foods Southwest, Inc., three properties were sold at a gain of $105,000 with the remaining seven properties are being remarketed. Leases are being negotiated for several of the properties. There is no assurance; however, that the negotiations will be successful. In addition, the Company has funds available for the purchase of new properties and is negotiating with Omnicom Group, Inc. to enter into a commitment for a build-to-suit project.

                  Because of the long-term nature of the Company's net leases, inflation and changing prices should not unfavorably affect the Company's revenues and net income or have an adverse impact on the continuing operation of the Company's properties. The Company's net leases have rent increases based on the Consumer Price Index or the Producer Price Index, rents based on percentage of sales in excess of a specified level, or other periodic increases which should increase operating revenues in the future.

                  Financial Condition

                  Except for the properties formerly leased to Harvest, the Company's properties are leased to corporate tenants under long-term net leases that generally require tenants to pay all operating expenses relating to the leased properties. The Company's objective is to use the cash flow from net leases to meet operating expenses, service its debt, maintain adequate cash reserves and fund an increasing rate of dividends to shareholders. A significant portion of the cash provided from operations is distributed to the shareholders in keeping with the Company's objectives. The Company generally structures leases so that they will provide increases in cash flow over their initial terms with such terms generally ranging from 10 to 25 years.

                  Cash provided from operations of $14,954,000 was sufficient to fund dividend payments of $13,682,000 and $1,272,000 of $3,658,000 of scheduled mortgage principal installments. Future cash flow will benefit from additional purchases of real estate and rent increases. Realization of the full effect of these benefits will depend on the ability to re-lease the properties vacated by Harvest.

                  The Company's investing activities included receiving proceeds of $1,194,000 from the sale of three properties formerly leased to Harvest and using $430,000 to convert warrants for 90,000 shares of Garden Ridge common stock prior to the expiration of such warrants. As of December 31, 1997, the appreciation in the value of the Company's holdings in Garden Ridge common stock is in excess of $635,000. The Company has a commitment of $14,700,000 for a build-to-suit project with Omnicom Group, an existing lessee. The Company has sufficient cash to fund this project. The Company intends to obtain mortgage financing subsequent to completion of the project and use such proceeds to purchase real estate.

                  The Company's financing activities primarily consisted of using funds provided from operating activities to pay quarterly dividends and scheduled debt service requirements. In addition, the Company used $3,850,000 to pay off the first priority mortgage loan on the former Harvest properties. A subordinated mortgage loan of $1,500,000 is held by an affiliate of Harvest. The Company exercised its right to defer debt service payments on the subordinated loan with such right of deferral due to Harvest's termination of the lease. The Company raised equity of $8,494,000 in 1997 of which $6,000,000 was contributed by two institutional investors (at $11.90 per share), with the remainder representing reinvestment of dividends. Through December 31, 1997, the Company has raised $32,000,000 pursuant to its private placement offering of up to 10,000,000 shares. The Company has also received commitments from two institutional investors to purchase common stock which will be available for additional real estate investments. Because of the availability of equity funds, Management determined that maintaining a line of credit was no longer necessary. Accordingly, the Company's credit agreement was not renewed. Management has been considering proposing to the Company's Board of Directors that the Company issue stock to the Advisor to pay off deferred asset management fees and performance fees in lieu of cash. Performance fees will not be payable until the cumulative dividend return of 8% threshold is met. Any issuance of stock to satisfy obligations to the Advisor would be at a per-share amount based on an independent valuation of the Company's assets.

                  At December 31, 1997, the Company held cash and cash equivalents of $17,332,000. Although the Company holds a portion of such cash for working capital purposes, the Company intends to use a substantial portion of the cash for the acquisition of properties. The Company has $15,595,000 available for the purchase or construction of real estate and funding of capital improvements. Since December 31, 1997, the Company has used $11,300,000 to purchase a property that is being retrofitted by Omnicom. Commitments to Omnicom to complete this retrofitting and to alter and improve an existing property leased to Omnicom total $14,700,000.

                  In the case of mortgage financing that does not fully amortize over its term or is currently due, the Company is responsible for the balloon payment only to the extent of its interest in the encumbered property because the holder of each such obligation has recourse only to the collateral. In the event that balloon payments come due, the Company will seek to refinance the loans, restructure the debt with the existing lenders, evaluate its ability to satisfy the obligation from its existing resources or sell the property and use the sale proceeds to satisfy the mortgage debt. To the extent the remaining initial lease term on any property remains in place for a number of years beyond the balloon payment date, the Company believes that the ability to refinance balloon payment obligations is enhanced. The Company also evaluates all its outstanding loans for refinancing opportunities that may occur as the result of changing interest rates or improvements in the credit rating of tenants which may enable the Company to lower the interest rate on the debt. Two balloon payments on the Company's mortgages are scheduled in 1998, on two limited recourse loans with an aggregate balance of $6,000,000. As the properties collateralizing the two loans are subject to long-term leases, the Company believes that the prospects for refinancing the loans are good.

                  In connection with the purchase of its properties, the Company requires sellers of such properties to perform environmental reviews. Management believes, based on the results of such reviews, that the Company's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, the Company's leases generally require tenants to indemnify the Company from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow the Company to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow the Company to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions, in the estimation of the Company, are in excess of specified amounts. Accordingly, Management believes that the ultimate resolution of environmental matters will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

                  In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 130 is required to be adopted by 1998. The Company is currently evaluating the impact, if any, of SFAS No. 130.

                  The Company's Advisor has responsibility for maintaining the Company's books and records. An affiliate of the Advisor services the computer systems used for maintaining such books and records. In its preliminary assessment of Year 2000 issues, the affiliate believes that such issues will not have a material effect on the Company's operations; however, such assessment has not been completed. The Company relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that may affect the Company.

                        REPORT of INDEPENDENT ACCOUNTANTS


To the Board of Directors of
  CAREY INSTITUTIONAL PROPERTIES Incorporated and Subsidiaries:

                  We have audited the accompanying consolidated balance sheets of CAREY INSTITUTIONAL PROPERTIES Incorporated and Subsidiaries as of December 31, 1995, 1996 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1995, 1996 and 1997. These financial statements are the responsibility of Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor"). Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Advisor, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CAREY INSTITUTIONAL PROPERTIES Incorporated and Subsidiaries as of December 31, 1995, 1996 and 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1995, 1996 and 1997, in conformity with generally accepted accounting principles.



                                    /s/ Coopers & Lybrand L.L.P.

New York, New York
March 31, 1998

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        December 31, 1995, 1996 and 1997

                                                        1995              1996              1997
                                                    -------------     -------------     -------------
        ASSETS:
Real estate leased to others:
   Accounted for under the operating method:
         Land                                       $  46,359,430     $  51,923,768     $  53,323,052
         Buildings                                    106,360,317       133,857,623       138,148,681
                                                    -------------     -------------     -------------
                                                      152,719,747       185,781,391       191,471,733
         Accumulated depreciation                       5,006,484         7,971,271        11,396,602
                                                    -------------     -------------     -------------
                                                      147,713,263       177,810,120       180,075,131
   Net investment in direct financing leases          105,703,258       100,535,180        94,235,594
                                                    -------------     -------------     -------------
         Real estate leased to others                 253,416,521       278,345,300       274,310,725
Equity investments                                     15,992,225        22,034,005        22,835,403
Assets held for sale                                    2,616,031
Cash and cash equivalents                              22,519,656        15,740,583        17,331,710
Short-term investment                                   1,000,000
Other assets, net of accumulated amortization
   of $611,251, $951,470 and $1,257,577,
   in 1995, 1996 and 1997, and net of reserves
   for uncollected rents of $248,035 in 1997            3,889,692         4,389,640         6,007,626
                                                    -------------     -------------     -------------
             Total assets                           $ 299,434,125     $ 320,509,528     $ 320,485,464
                                                    =============     =============     =============

        LIABILITIES:
Limited recourse mortgage notes payable             $ 150,656,333     $ 162,284,106     $ 154,348,585
Note payable                                            3,471,899
Accrued interest payable                                1,085,483         1,216,678         1,248,886
Accounts payable and accrued expenses                     532,274           443,321           523,821
Accounts payable to affiliates                          4,279,849         6,118,940         8,483,741
Dividends payable                                       2,942,124                           3,466,189
Prepaid rental income and security deposits               950,558           923,825         1,053,186
                                                    -------------     -------------     -------------
             Total liabilities                        163,918,520       170,986,870       169,124,408
                                                    -------------     -------------     -------------
Minority interest                                       4,522,053         4,749,158         4,988,932
                                                    -------------     -------------     -------------
Commitments and contingencies

        SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized,
   40,000,000 shares; 15,480,537, 16,724,941 and
   17,440,556 shares issued and outstanding at
   December 31, 1995, 1996 and 1997                        15,481            16,725            17,440
Additional paid-in capital                            137,046,066       151,143,243       159,636,566
Common stock subscribed                                                   2,000,000
Receivable for common stock subscribed                                   (2,000,000)
Dividends in excess of accumulated earnings            (6,088,570)       (5,488,526)      (11,549,928)
Unrealized appreciation                                   220,892            73,058           638,539
                                                    -------------     -------------     -------------
                                                      131,193,869       145,744,500       148,742,617
Less, common stock in treasury at cost, 22,925
   100,272 and 241,404 shares at
   December 31, 1995, 1996 and 1997                      (200,317)         (971,000)       (2,370,493)
                                                    -------------     -------------     -------------
             Total shareholders' equity               130,993,552       144,773,500       146,372,124
                                                    -------------     -------------     -------------
             Total liabilities and
                  shareholders' equity              $ 299,434,125     $ 320,509,528     $ 320,485,464
                                                    =============     =============     =============

The accompanying notes are an integral part of the consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

                        CONSOLIDATED STATEMENTS of INCOME

              For the years ended December 31, 1995, 1996 and 1997

                                                             1995             1996             1997
                                                         ------------     ------------     ------------
Revenues:
   Rental income                                         $ 16,926,079     $ 19,711,736     $ 21,834,831
   Interest income from direct financing leases            11,693,250       12,117,529       11,236,439
   Other interest income                                      618,993          717,373          643,827
   Other income                                                                                 532,298
                                                         ------------     ------------     ------------
                                                           29,238,322       32,546,638       34,247,395
                                                         ------------     ------------     ------------

Expenses:
   Interest                                                13,512,254       14,241,203       14,202,295
   Depreciation                                             2,493,366        2,968,173        3,435,128
   Amortization                                               307,810          340,219          306,107
   Property expenses                                        3,415,448        3,656,785        5,104,762
   General and administrative                               1,931,493        2,025,319        2,532,011
   Writedown to fair value                                                   1,753,455
                                                         ------------     ------------     ------------
                                                           21,660,371       24,985,154       25,580,303
                                                         ------------     ------------     ------------

      Income before minority interest,
         income from equity investments, (loss) gain        7,577,951        7,561,484        8,667,092
         on sale and extraordinary item

Minority interest in income                                  (748,841)        (766,582)        (773,371)
                                                         ------------     ------------     ------------

      Income before income from equity
         investments, (loss) gain on sale and
         extraordinary item                                 6,829,110        6,794,902        7,893,721

Income from equity investments                              2,172,238        2,969,438        3,109,120
                                                         ------------     ------------     ------------

      Income before (loss) gain on sale
         and extraordinary item                             9,001,348        9,764,340       11,002,841

Gain on sale of securities                                    628,099          664,431
Subordinated disposition fees                                                                  (449,094)
(Loss) gain on sale of real estate                                              (7,630)         105,131
                                                         ------------     ------------     ------------

      Income before extraordinary item                      9,629,447       10,421,141       10,658,878

Extraordinary (charge) gain on extinguishment of debt        (401,269)        (275,000)         427,448
                                                         ------------     ------------     ------------

      Net income                                         $  9,228,178     $ 10,146,141     $ 11,086,326
                                                         ============     ============     ============

Basic and diluted earnings per common share:
  Income before extraordinary item                       $        .68     $        .66     $        .63
  Extraordinary item                                             (.03)            (.02)             .03
                                                         ------------     ------------     ------------
                                                         $        .65     $        .64     $        .66
                                                         ============     ============     ============

Weighted average shares outstanding-basic                  14,235,452       15,840,426       16,698,515
                                                         ============     ============     ============

Weighted average shares outstanding-diluted                                                  16,790,392
                                                                                           ============

The accompanying notes are an integral part of the consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY

              For the years ended December 31, 1995, 1996 and 1997

                                                                   Dividends
                                                Additional        in Excess of
                                 Common           Paid-in         Accumulated       Unrealized        Treasury
                                 Stock            Capital           Earnings       Appreciation         Stock             Total
                             -------------     -------------     -------------     -------------    -------------     -------------
Balance at
   December 31, 1994         $      14,168     $ 124,317,820     $    (921,955)                                       $ 123,410,033

1,312,956 Shares issued,
   $.001 Par, net of costs           1,313        12,728,246                                                             12,729,559

Repurchase of
   22,925 Shares                                                                                    $    (200,317)         (200,317)

Change in unrealized
   appreciation of market-
   able equity securities                                                          $     220,892                            220,892

Dividends declared                                                 (14,394,793)                                         (14,394,793)

Net income                                                           9,228,178                                            9,228,178
                             -------------     -------------     -------------     -------------    -------------     -------------

Balance at
   December 31, 1995                15,481       137,046,066        (6,088,570)          220,892         (200,317)      130,993,552

1,244,404 Shares issued,
    $.001 Par, net of costs          1,244        14,097,177                                                             14,098,421

Repurchase of 77,347 Shares                                                                              (770,683)         (770,683)

Change in unrealized
   appreciation of market-
   able equity securities                                                               (147,834)                          (147,834)

Dividends declared                                                  (9,546,097)                                          (9,546,097)

Net income                                                          10,146,141                                           10,146,141
                             -------------     -------------     -------------     -------------    -------------     -------------

Balance at
   December 31, 1996                16,725       151,143,243        (5,488,526)           73,058    $    (971,000)      144,773,500

715,615 Shares issued,
    $.001 Par, net of costs            715         8,493,323                                                              8,494,038

Cost of raising capital
issuance of stock warrants                          (780,000)                                                              (780,000)

Capital contributions
issuance of stock warrants                           780,000                                                                780,000

Repurchase of
   141,132 Shares                                                                                      (1,399,493)       (1,399,493)

Change in unrealized
   appreciation of market-
   able equity securities                                                                565,481                            565,481

Dividends declared                                                 (17,147,728)                                         (17,147,728)

Net income                                                          11,086,326                                           11,086,326
                             -------------     -------------     -------------     -------------    -------------     -------------

Balance at
   December 31, 1997         $      17,440     $ 159,636,566     $ (11,549,928)    $     638,539    $  (2,370,493)    $ 146,372,124
                             =============     =============     =============     =============    =============     =============

The accompanying notes are an integral part of the consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1995, 1996 and 1997


                                                                    1995             1996             1997
                                                                ------------     ------------     ------------
Cash flows from operating activities:
    Net income                                                  $  9,228,178     $ 10,146,141     $ 11,086,326
    Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                2,801,176        3,308,392        3,741,235
      Straight-line adjustments and
         other noncash rent adjustments                             (423,510)        (330,351)        (262,454)
      Minority interest in income in excess of
         distributions paid                                          208,155          227,105          239,774
      Income from equity investments in excess of
         distributions received                                     (242,367)        (631,373)        (801,398)
      Gains on sale of real estate and securities, net              (628,099)        (656,801)        (105,131)
      Writedown to fair value                                                       1,753,455
      Extraordinary charge (gain) on extinguishment of debt          401,269          275,000         (427,448)
      Accrual of subordinated disposition fees                                                         449,094
      Provision for uncollected rents                                                                  248,035
      Net change in operating assets and liabilities               1,663,747        1,254,610          785,572
                                                                ------------     ------------     ------------
            Net cash provided by operating activities             13,008,549       15,346,178       14,953,605
                                                                ------------     ------------     ------------

Cash flows from investing activities:
    Purchases of real estate and other capitalized costs         (14,617,959)     (29,395,042)        (142,683)
    Capital distributions from (contributions in)
      equity investments                                           1,375,000       (5,410,407)
    Proceeds from sales of real estate and securities                628,099        2,879,503        1,194,272
    Release of escrow funds                                        8,215,650
    Proceeds from repayments on note receivable                                       450,000          110,750
    Redemption of short-term investment                                             1,000,000
    Purchases of stock and stock warrants                           (560,135)                         (429,750)
                                                                ------------     ------------     ------------
         Net cash (used in) provided by investing activities      (4,959,345)     (30,475,946)         732,589
                                                                ------------     ------------     ------------

                                                                     (Continued)

The accompanying notes are an integral part of the consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

              For the years ended December 31, 1995, 1996 and 1997


                                                                    1995             1996             1997
                                                                ------------     ------------     ------------
Cash flows from financing activities:
    Proceeds from mortgages                                       24,430,128       19,650,000
    Advances on (repayments of)  line of credit                    3,471,899       (3,471,899)
    Purchase of treasury stock                                      (200,317)        (770,683)      (1,399,493)
    Prepayments of mortgages                                     (14,710,280)      (4,669,527)      (3,850,000)
    Proceeds from issuance of shares, net of costs                12,729,559       14,098,421        8,494,038
    Payments of mortgage principal                                (2,905,238)      (3,352,700)      (3,658,073)
    Dividends paid                                               (11,452,669)     (12,488,221)     (13,681,539)
    Payments made in connection with
      extinguishment of debt                                        (401,269)        (275,000)
    Deferred financing costs                                        (654,779)        (369,696)
                                                                ------------     ------------     ------------

         Net cash provided by (used in) financing activities      10,307,034        8,350,695      (14,095,067)
                                                                ------------     ------------     ------------

         Net increase (decrease) in
           cash and cash equivalents                              18,356,238       (6,779,073)       1,591,127

Cash and cash equivalents, beginning of year                       4,163,418       22,519,656       15,740,583
                                                                ------------     ------------     ------------

      Cash and cash equivalents, end of year                    $ 22,519,656     $ 15,740,583     $ 17,331,710
                                                                ============     ============     ============


Supplemental schedule of noncash investing and financing activities:

A. In 1997, the Company granted an affiliate warrants for common stock with a value of $780,000 as compensation for services provided in raising capital.

B. In 1997, the Company converted $700,000 of accrued rents receivable from a lessee to a note receivable.

C. At December 31, 1995 and 1997, dividends declared that were paid in the subsequent year were $2,942,124 and $3,466,189, respectively.

D. The change in unrealized appreciation of marketable securities was $220,892, $(147,834) and $565,481 in 1995, 1996 and 1997, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



 1.     Summary of Significant Accounting Policies:

        Basis of Consolidation:

            The consolidated financial statements include the accounts of Carey
               Institutional Properties Incorporated, its wholly-owned subsidiaries and majority-owned general partnership interests (collectively, the "Company"). All material inter-entity transactions are eliminated.

         Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of the realizability of real estate assets. Actual results could differ from those estimates.

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

                      Operating method - Real estate is recorded at cost, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

            The Company assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

            For properties under construction, interest on mortgages is capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs in accordance with Statement of Financial Accounting Standards No. 67.

            Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or Producer Price Index or sales overrides.

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

         Assets Held for Sale:

            Assets held for sale are stated at the lower of cost or fair value, less cost to dispose.

         Equity Investments:

            The Company's interests in a real estate investment trust ("REIT"), a general partnership and a limited liability company, which ownership interests are 50% or less, are accounted for under the equity method; i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

         Other Assets:

            Included in other assets are deferred charges, deferred rental income, marketable equity securities and other investments, primarily marketable equity securities and stock warrants. Deferred charges are costs incurred in connection with mortgage note financings and interest rate cap agreements and are deferred and amortized over the terms of the mortgages or agreements, respectively. Deferred rental income is the aggregate difference between scheduled rents that vary during the lease term and income recognized on a straight-line basis.

            The Company's marketable equity securities, which consist of 104,400 shares of common stock of the Garden Ridge Corporation, are classified as available-for-sale securities and are reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a separate component of shareholders' equity until realized. As of December 31, 1997, the Company's cost basis in the Garden Ridge Corporation common stock is $819,073 and at fair value reflects unrealized appreciation of $668,627 at such date.

         Cash Equivalents:

            The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 1995, 1996 and 1997 were held in the custody of four financial institutions.


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

                                    Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


         Federal Income Taxes:

            The Company is qualified as a REIT under the Internal Revenue Code of 1986, and accordingly, is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its REIT taxable income to its shareholders and meets other conditions necessary to retain its REIT status.

         Earnings Per Share:

            In February 1997, the Financial Accounting Standards Board issued
               Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires presentation of basic and diluted earnings per share for a company with a complex capital structure. Prior to 1997, the adoption of SFAS No. 128 had no impact on the Company because the Company was an entity with a simple capital structure, that is, one with only common stock outstanding. As a result, the Company has presented basic per-share amounts for 1995 and 1996 in the consolidated statements of income.

            Basic earnings per common share and diluted earnings per common share for the Company for the year ended December 31, 1997 were calculated as follows:

                                             Income Available  Weighted Average
                                                to Common           Shares        Per-Share
                                               Shareholders       Outstanding       Amount
                                               -----------        -----------        ----
Basic earnings per share before
   extraordinary items                         $10,658,878         16,698,515        $.63

Basic earnings per share -
   extraordinary items                             427,448         16,698,515         .03
                                               -----------        -----------        ----

                                               $11,086,326         16,698,515        $.66
                                               ===========                           ====

Effect of diluted securities-stock warrants                            91,877

Diluted earnings per common share
   before extraordinary items                   10,658,878         16,790,392         .63

Diluted earnings per common share
   extraordinary items                             427,448         16,790,392         .03
                                               -----------        -----------        ----

                                               $11,086,326         16,790,392        $.66
                                               ===========        ===========        ====

         Reclassifications:

            Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.

2.      Organization and Offering:

            The Company was formed on February 15, 1991 for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. Subject to certain restrictions and limitations, the business of the Company is managed by Carey Property Advisors (the "Advisor"). Shares were offered to the public on a "best efforts" basis by Carey Financial Corporation and other selected dealers at $10 per Share. The offering concluded in August 1993, at which time an aggregate 14,167,581 Shares ($141,675,810) had been issued. In 1995, the Company

                                    Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


               established a dividend reinvestment plan. Through December 31, 1997, 338,332 Shares have been issued pursuant to the dividend reinvestment plan.


            In connection with services performed relating to the
               identification, evaluation, structuring and development of the Company's investments in real estate, affiliates of the Company received structuring and development fees of $223,333 and $1,077,948 in 1995 and 1996, respectively. No such fees were paid in 1997. Fees are paid only in connection with completed transactions

3.      Transactions with Related Parties:


            The Company's asset management and performance fees are each 1/2 of
               1% per annum of Average Invested Assets, as defined in the Prospectus of the Company. Until Shareholders have received a cumulative dividend return of 8%, which threshold has not yet been met, the Advisor will not be entitled to receive the performance fee. Management believes it is likely that this performance fee will be earned. Accordingly, although such performance fee will not be payable until the threshold is reached, $7,645,882 has been accrued and included in accounts payable to affiliates in the accompanying consolidated financial statements. Asset management fees paid were $1,477,054 in 1995, $1,583,958 in 1996 and $2,075,000 in 1997. Performance fees, which have not been paid, were in like amount. Effective January 1, 1997, for the purpose of determining the asset management and performance fees, Average Invested Assets are based on an independent valuation of the Company's real estate assets rather than the cost of such real estate assets. General and administrative expense reimbursement consists primarily of the actual cost of personnel needed in providing administrative services necessary to the operations of the Company. Such reimbursements incurred were $632,657, $698,823 and $1,148,113 in 1995, 1996 and 1997, respectively.


            The Advisor will be entitled to receive subordinated disposition fees, measured based upon the cumulative proceeds arising from the sale of the Company assets since the inception of the Company. Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% since the inception of the Company. The affiliate's interest in such disposition fees amounts to $485,094 at December 31, 1997. Payment of such amount cannot be made until the subordination provisions are met. In 1997, Management concluded that the payment of such disposition fees is probable. Accordingly, such amount is included in accounts payable to affiliates in the accompanying consolidated financial statements at December 31, 1997.


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

            The Company's ownership interests in certain properties are jointly held with affiliated entities with such interests held as tenants-in-common and through ownership interests in a real estate investment trust and two general partnerships. The Company's interests in jointly held properties range from 23.7% to 80%. The Company's share of its undivided interests in assets and liabilities relating to tenants-in-common interests are accounted for on a proportional basis.

                                    Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


            In connection with performing services relating to the Company's real estate purchases, affiliates of the Company received fees of $89,334 and $431,179 in 1995 and 1996, respectively. No such fees were paid in 1997.

            The Company is a participant in an agreement with W.P. Carey & Co.,
               Inc. ("W.P. Carey") and certain affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Expenses incurred in 1995, 1996 and 1997 were $301,895, $219,199 and $226,616, respectively.

            For the years ended December 31, 1995, 1996 and 1997, fees and expenses of $116,508, $102,896 and $75,032, respectively, were incurred for legal services provided by a firm in which the Secretary, until July 1997, of the Company and the Corporate General Partner of the Advisor.


 4.     Real Estate Leased to Others Accounted for Under the Operating Method:

            Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $21,298,000 in 1998; $21,303,000 in 1999; $21,318,000 in 2000;
               $21,438,000 in 2001; $18,895,000 in 2002; and aggregate
               approximately $320,284,000 through 2020.

            Contingent rents were approximately $334,000 in 1995, $403,000 in
               1996 and $551,000 in 1997.


5.      Net Investment in Direct Financing Leases:

            Net investment in direct financing leases is summarized as follows:

                                                                       December 31,
                                                       --------------------------------------------
                                                           1995            1996            1997
                                                       ------------    ------------    ------------
                      Minimum lease payments
                        receivable                     $240,120,607    $220,898,210    $189,723,489
                      Unguaranteed residual value       105,086,885      99,657,812      92,900,350
                                                       ------------    ------------    ------------
                                                        345,207,492     320,556,022     282,623,839
                      Less: Unearned income             239,504,234     220,020,842     188,388,245
                                                       ------------    ------------    ------------
                                                       $105,703,258    $100,535,180    $ 94,235,594
                                                       ============    ============    ============

            Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to approximately $10,541,000 in 1998; $10,719,000 in 1999; $10,712,000 in 2000;
               $10,736,000 in 2001; $10,486,000 in 2002; and aggregate
               approximately $189,723,000 through 2018.

            The Company is committed under long-term ground leases for certain properties formerly occupied by Harvest Foods, Inc. ("Harvest") through 2011. Future ground lease rental commitments aggregate $1,593,000.

            Contingent rents were approximately $192,000 in 1995, $277,000 in
               1996 and $302,000 in 1997.

                                    Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


6.      Mortgage Notes Payable:

            Mortgage notes payable, all of which are limited recourse
               obligations, are collateralized by the assignment of various leases and by real property with a gross amount of approximately $269,853,000 before accumulated depreciation. As of December 31, 1997, mortgage notes payable have interest rates varying from 7.5% to 13% per annum and mature from 1998 to 2020.

            Scheduled principal payments, including mortgage notes subject to acceleration, during each of the next five years following December 31, 1997 and thereafter are as follows:

               Year Ending December 31,
                  1998                                             $ 13,296,686
                  1999                                               17,684,284
                  2000                                               11,675,744
                  2001                                                8,072,826
                  2002                                               14,440,294
                  Thereafter                                         89,178,751
                                                                   ------------
                     Total                                         $154,348,585
                                                                   ============

            Interest paid on mortgage notes payable and the revolving credit agreement, including capitalized interest, was $13,709,847, $14,110,088 and $14,170,087 in 1995, 1996 and 1997, respectively.

            In connection with the placement of mortgages, fees of $225,583 and
               $511,179 were paid to an affiliate of the Company in 1995 and 1996, respectively. No mortgage placement fees were paid in 1997.

            The Company's revolving credit agreement matured in 1997.


 7.     Dividends:

            Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the years ended December 31, 1995, 1996 and 1997, dividends paid per share were reported as follows for tax purposes:

                                        1995              1996             1997
                                        ----              ----             ----
   Ordinary income                      $.53              $.66             $.67
   Capital gains                         .07               .04
   Return of capital                     .21               .12              .15
                                        ----              ----             ----
                                        $.81              $.82             $.82
                                        ====              ====             ====

            A dividend of $.20600 per share ($3,466,189) for the quarter ended
              December 31, 1997 was declared in December 1997 and paid in January 1998.

                                    Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


8.      Industry Segment Information:

            The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues are as follows:

                                                      1995            1996         1997
                                                   -----------    -----------   -----------
Per Statements of Income:
   Rental income from operating leases             $16,926,079    $19,711,736   $21,834,831
   Interest income from direct
      financing leases                              11,693,250     12,117,529    11,236,439
Adjustments:
   Share of leasing revenues applicable
      to minority interest                          (1,801,209)    (1,797,435)   (1,793,239)
   Share of leasing revenues from equity
      investments                                    5,639,126      6,964,508     7,017,675
                                                   -----------    -----------   -----------
                                                   $32,457,246    $36,996,338   $38,295,706
                                                   ===========    ===========   ===========

                                    Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


            The Company earned its share of net leasing revenues in 1995, 1996 and 1997 from its direct and indirect ownership of real estate from the following lease obligors:

                                                1995        %             1996       %             1997        %
                                             -----------  ----        -----------  ----        -----------   ----
Marriott International, Inc. (1)             $ 4,330,126   13%        $ 4,342,865   12%        $ 4,388,800    12%
Best Buy Co., Inc. (2)                         3,066,924   10           3,060,497    8           3,053,352     8
Neodata Corporation                            2,223,307    7           2,297,743    6           2,350,911     6
Omnicom Group, Inc.                            1,867,500    6           1,867,500    5           1,867,500     5
Lucent Technologies, Inc.                      1,852,829    6           1,852,829    5           1,852,829     5
Big V Holding Corp.                            1,668,402    5           1,691,883    5           1,718,359     5
Michigan Mutual Insurance
  Company                                      1,356,235    4           1,358,702    4           1,361,424     4
Garden Ridge Corporation                         628,426    2           1,403,512    4           1,361,004     4
Barnes & Noble, Inc.                           1,314,068    4           1,334,565    4           1,357,758     4
The Upper Deck Company (1)                                              1,312,643    4           1,319,875     3
Gensia, Inc. (1)                               1,309,000    4           1,309,000    4           1,309,000     3
Merit Medical Systems, Inc.                    1,194,684    4           1,303,291    3           1,303,291     3
Q Clubs, Inc.                                    656,250    2           1,201,828    3           1,288,875     3
Del Monte Corporation                                                     643,125    2           1,286,250     3
Lincoln Technical Institute
  of Arizona, Inc.                             1,082,400    3           1,082,400    3           1,155,055     3
Plexus Corp.                                   1,091,500    3           1,091,500    3           1,122,470     3
Waban, Inc.                                    1,118,356    3           1,118,356    3           1,118,251     3
Bell Sports, Inc.                                981,644    3           1,011,804    3           1,038,545     3
Wal-Mart Stores, Inc.                            976,287    3             994,433    3             970,948     3
Custom Food Products, Inc.                       337,750    1             767,264    2             869,422     2
Detroit Diesel Corporation                                                 34,073                  845,000     2
Nicholson Warehouse L.P.                         805,064    3             805,092    2             805,124     2
GATX Logistics, Inc.                             794,893    2             794,893    2             794,893     2
Superior Telecommunications, Inc.                636,921    2             619,853    2             667,727     2
Childtime Childcare, Inc.                        186,667    1             568,480    1             584,426     2
Petsmart, Inc.                                   469,334    2             478,927    1             485,113     1
Hibbet Sporting Goods, Inc.                                               418,992    1             475,784     1
Oshman Sporting Goods, Inc.                      435,624    1             442,324    1             449,972     1
CalComp Technology, Inc.                         440,902    1             381,412    1             443,024     1
Harvest Foods, Inc. (3)                        1,238,403    4           1,239,340    3             291,466     1
Kroger Co.                                                                                         164,555
Safeway Stores Incorporated                      393,750    1             167,212                  141,750
Affiliated Foods Southwest, Inc.                                                                    51,953
Other                                                                                                1,000
                                             -----------  ----        -----------  ----        -----------   ----
                                             $32,457,246   100%       $36,996,338   100%       $38,295,706    100%
                                             ===========  ====        ===========  ====        ===========   ====

(1)     Represents the Company's share of revenues from its equity investment.
(2) Net of rental amount applicable to CPA(R):12's 37% minority interest acquired from the Company in May 1994.
(3) Net of ground lease rental expense of approximately $158,000, in each of the years 1995, 1996 and 1997.

                                    Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


 9.     Equity Investments:

            The Company owns a 23.7% interest in Marcourt Investments
               Incorporated ("Marcourt") which, pursuant to a master lease, net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc. and 50% equity interests in Gena Property Company ("Gena"), a general partnership, which owns land and buildings in San Diego, California, net leased to Gensia Inc., and Cards Limited Liability Company ("Cards LLC"), which net leases two office buildings to The Upper Deck Company. The interest in Cards LLC was purchased in January 1996.

            Summarized financial information of Marcourt is as follows:

                  (In thousands)

                                                        1995         1996           1997
                                                        ----         ----           ----
                  Assets                              $149,910     $149,694      $149,413
                  Liabilities                          108,876      106,002       102,826
                  Shareholders' equity                  41,034       43,692        46,587
                  Revenues                              18,300       18,549        18,650
                  Interest and other expenses           11,370       11,097        10,827
                  Net income                             6,930        7,452         7,823

            Summarized financial information of Gena is as follows:

                  (In thousands)

                                                        1995         1996           1997
                                                        ----         ----           ----
                  Assets                                $22,287     $21,826       $21,710
                  Liabilities                            12,381      11,832        11,671
                  Capital                                 9,906       9,994        10,039

                  Revenues                                2,618       2,618         2,618
                  Expenses                                1,470       1,439         1,387
                  Net income                              1,148       1,179         1,231

            Summarized financial information of Cards LLC is as follows:

                  (In thousands)

                                                                     1996           1997
                                                                     ----           ----
                  Assets                                            $26,581       $26,729
                  Liabilities                                        15,705        15,511
                  Capital                                            10,876        11,218

                  Revenues                                            2,632         2,640
                  Expenses                                            1,259         1,244
                  Net income                                          1,373         1,396

                                    Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


10.     Gains (Loss) on Sale:


            In December 1993, the Company entered into a net lease with Garden
               Ridge Pottery Corporation (subsequently renamed Garden Ridge, Inc.) ("Garden Ridge"). In connection with executing the lease transaction, Garden Ridge's parent company, Garden Ridge Corporation ("Garden Ridge Corp."), granted the Company warrants to purchase 97,200 shares of common stock exercisable at a price of $6.67 per share. In connection with the initial public offering of Garden Ridge Corp., the Company exercised its warrants on the 97,200 shares and simultaneously sold 90,000 of such shares at $15 per share realizing a gain, net of selling costs, of $628,099 in 1995.

            In connection with entering into a second lease agreement with
               Garden Ridge Corp. in 1995, the Company was granted warrants to purchase 67,500 shares of common stock exercisable at $10 per share. On April 30, 1996, the Company exercised warrants for 22,500 shares and simultaneously sold such shares realizing a gain, net of selling costs, of $664,431. Garden Ridge Corp.'s stock subsequently split on a two-for-one basis. In May 1997, the Company used $450,000 to exercise warrants for the purchase of 90,000 shares, exercisable at $5 per share, thereby increasing its holdings in Garden Ridge common stock to 104,400 shares. At December 31, 1997, the fair value of the Garden Ridge shares owned by the Company was $1,487,000.

            In December 1991, the Company and CPA(R):10 purchased three supermarkets leased to Safeway Stores Incorporated ("Safeway") as tenants in-common, each with 50% undivided ownership interests. In 1996, the Company and CPA(R):10 sold a property in Glendale, Arizona and a property in Escondido, California. On January 26, 1996, the Glendale store was sold for $1,950,000. On February 15, 1996, the Escondido property was sold for $3,450,000. A net loss of $7,630 was recognized on the sales. Net of transaction costs, the Company received $2,044,260 in cash and a promissory note of $560,750. The final installment on the promissory note, was received in January 1997.

            Gain on the sale of three properties formerly leased to Harvest
               Foods, Inc. ("Harvest") is described in Note 12.

11.     Extraordinary Charges on Extinguishment of Debt:

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

12.     Harvest Foods, Inc.:

            In February 1992, the Company and CPA(R):10 purchased as
               tenants-in-common, each with undivided 50% ownership interests, 13 supermarkets and two office buildings and entered into a master lease with Harvest as lessee. In connection with the purchase, the Company and CPA(R):10 each obtained $6,132,500 of limited recourse mortgage financing from two lenders, a

                                    Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

               first priority limited recourse mortgage loan of $4,632,500 and a limited recourse mortgage loan of $1,500,000 from an affiliate of Harvest.

            In June 1996, Harvest filed a voluntary bankruptcy petition. In
               March 1997, the Bankruptcy Court approved Harvest's motion to terminate the master lease. Under its ruling, the Bankruptcy Court allowed the Company and CPA(R):10 to establish its unsecured claim for lease rejection damages at $10,000,000 and ordered Harvest to pay $150,000 in full satisfaction and settlement of any post-petition obligation for real estate taxes. The Company's share of the settlement payment received is included in other income in the accompanying consolidated financial statements. Harvest subsequently vacated the properties. The Company's share of annual rent under the Harvest lease was the sum of (i) $607,806 and (ii) an amount equal to debt service on the two loans. Based on the Company's expectation at that time that future cash flow from the properties will be reduced, Management concluded that there had been an impairment to the value of the properties. Based on a writedown of the properties to their estimated fair value of $8,250,000, the Company incurred a charge of $1,753,455 in 1996.

            In March 1997, the Company and CPA(R):10 entered into a net lease with The Kroger Co. for two supermarkets in Conway and North Little Rock, Arkansas and Affiliated Foods Southwest, Inc. for three stores in Hope and Little Rock, Arkansas.

            In June 1997, the Company and CPA(R):10 entered into a transaction whereby each purchased a 50% participation in the first priority mortgage loan. For financial reporting purposes, the purchase of the participation has been recorded as a mortgage prepayment. The mortgage loan, which had an outstanding balance of $8,554,894, was purchased for $7,700,000 (of which the Company's share was $4,277,448 and $3,850,000, respectively). In connection with the prepayment, the Company has recognized an extraordinary gain on the extinguishment of debt of $427,448.

            The Company and CPA(R):10 have entered into discussions with the holder of a subordinated mortgage loan of $3,000,000 (of which the Company's share is $1,500,000) in an attempt to reach a settlement for the satisfaction of the loan. The holder of the subordinated mortgage loan is an affiliate of Harvest and because of provisions in the subordinated mortgage, the Company and CPA(R):10 have exercised their right to defer all debt service payments. As a result of the termination of the Harvest lease, debt service payments on the subordinated mortgage may be deferred until the maturity date of the loan which as a result of the Harvest lease default has been extended to December 2006.

            In September 1997, the Company and CPA(R):10 sold three properties at an aggregate price of $2,400,000 (of which the Company's share was $1,200,000). In connection with the sales, the Company recognized a gain of $105,131. The Company and CPA(R):10 are currently evaluating various offers for the lease or purchase of the vacated properties and are continuing their remarketing efforts.

13.     Stock Warrants:

            In 1995, the Company's Board of Directors authorized the offering of
               10,000,000 Shares in a private placement to a limited number of institutional investors. Through December 31, 1997 the Company had raised $32,000,000 from institutional investors, issuing 2,934,637 Shares. Such equity raising effort was conducted by W.P. Carey, an affiliate of the Advisor. W.P. Carey did not receive any compensation at the time such capital was raised.

                                    Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


            On June 10, 1997, the Company's shareholders approved a proposal to grant warrants for the Company's common stock to W.P. Carey in lieu of cash compensation. Under the plan, W.P. Carey was granted 866,667 warrants exercisable at $10 per share and 750,000 warrants exercisable at $11.50 per share as compensation for W.P. Carey's raising $13,000,000 at $10 per share in 1995 and $13,000,000 at $11.50 per share in 1996 on behalf of the Company. The options are exercisable over a ten-year period which period commenced December 10, 1997.

            The granting of the options was intended to compensate W.P. Carey in an amount equivalent to a fee of $780,000, 3% of the capital raised. The warrants have been valued by an independent consultant. As the compensation is directly related to raising capital, such compensation cost has been charged to additional paid-in capital. Pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the charge for stock-based compensation has been offset by a credit to additional paid-in capital.

            In January 1998, the Company's Board of Directors granted 243,062 warrants exercisable at $11.90 per share to W.P. Carey as compensation for an additional $6,000,000 (at $11.90 per share) raised in 1997 from institutional investors.

14.     Disclosures About Fair Value of Financial Instruments:

            The carrying amounts of cash, receivables, and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

            The Company estimates that the fair value of mortgage notes payable approximates the carrying value of such mortgage notes at December 31, 1996 and 1997. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risks.

            In conjunction with executing several of its leases, the Company was granted warrants to purchase common stock of the lessee or lease guarantor. To the extent that the lessee is not a publicly traded company, the warrants have been judged at the time of issuance to be speculative in nature and a nominal cost basis has been attributed to them. The Company believes it is not practicable to estimate the fair value of its stock warrants for closely held companies. At December 31, 1996 and 1997, the Company held stock warrants for 155,461 common shares of Merit Medical Systems, Inc. ("Merit"), a publicly traded company. The fair value of the Company's stock warrants in Merit as of December 31, 1997, based on quoted prices for Merit's common stock, is approximately $117,000. Such warrants are exercisable currently and are carried at a nominal value.

            At December 31, 1996 and 1997, the Company has an interest rate cap agreement on one of its variable rate limited recourse mortgage loans with an aggregate notional amount of $3,200,000. The agreement expires in 1998. The Company has no off-balance sheet risk of accounting loss on such agreements.

15.     Accounting Pronouncements:

            In June 1997, the FASB issued Statement of Financial Accounting
               Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 130 is required to be adopted in 1998. The Company is currently evaluating the impact, if any, of SFAS No. 130.

                                    Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


16.     Subsequent Event:

            In October 1994, the Company purchased land and building in Los
               Angeles, California and entered into a net lease with Chiat/Day, Inc. The lease was subsequently guaranteed by Omincom Group, Inc. ("Omnicom"). Annual rent at this property is currently $1,817,000.

            On March 30, 1998, the Company purchased a property in Los Angeles,
               California and entered into a net lease with Omnicom for such property and amended the existing lease on the property purchased in 1994. The purchase price for the new property was $10,525,130 plus an advance of $2,000,000 to Omnicom as a tenant improvement allowance. The Company has an obligation to fund an additional tenant improvement allowance of up to $10,000,000 on the new property. The lease for the existing property was amended so that, effective October 1, 1998, the Company will provide Omnicom a one-time tenant improvement allowance of $4,700,000 to be used for alterations and improvements.

            The lease for the new property has an initial term of 20 years and six months and provides for two ten-year renewal terms. As amended the initial term at the existing property ends September 30, 2010 and provides for two ten-year renewal terms. Until October 1, 1998, Omnicom will pay construction rent at the new property based on the weighted average of amounts advanced (i.e., the net purchase price plus advances from the tenant improvement allowance). Beginning October 1, 1998, assuming the entire tenant improvement allowance has been used, annual base rent for the two properties will be $4,197,023, with rent increases indexed to increases in the Consumer Price Index ("CPI"), capped at 10.25%. Such rent increases are scheduled every four years at the existing property, with the first increase at the new property scheduled for October 2003 and every four years thereafter. Beginning on October 1, 2003, Omnicom will pay an additional annual rent of $150,000 at the new property. In the last year of the initial term, the base rent will be reduced by the product of
               (a) $900,000 and (b) a formula indexed to changes in the CPI between October 1998 and October 2015. Omnicom has been granted a purchase option at the new property, exercisable at the end of the initial term, to purchase its leased property at the greater of fair value and $26,000,000.

                                    Continued

PROPERTIES


 NAME OF LEASE                                                                           TYPE OF OWNERSHIP
    OBLIGOR                 TYPE OF PROPERTY                 LOCATION                        INTEREST
    -------                 ----------------                 --------                        --------
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

Properties formerly          Supermarkets and                Little Rock - 2,            Ownership of a 50%
leased to                    Office Buildings                Hot Springs,                interest in land
HARVEST FOODS,               - 7 locations                   Texarkana and               and buildings
INC.                                                         Jonesboro, Arkansas;        (1)(2)
                                                             Ruston, Louisiana;
                                                             Clarksdale, Mississippi

KROGER CO.                   Retail Stores                   North Little Rock           Ownership of a 50%
                             - 2 locations                   and Conway, Arkansas        interest in land
                                                                                         and buildings
                                                                                         except as noted (1)(2)

AFFILIATED                   Retail Stores                   Little Rock - 2, and        Ownership of a 50%
SOUTHWEST, INC.              - 3 locations                   Hope, Arkansas              interest in land
                                                                                         and buildings
                                                                                         except as noted (1)(2)

CALCOMP TECH-                Office/Manufacturing            Austin,                     Ownership of a 50%
NOLOGY, INC.                 Facilities                      Texas                       interest in land and
                                                                                         buildings (1)

 NAME OF LEASE                                                                           TYPE OF OWNERSHIP
    OBLIGOR                 TYPE OF PROPERTY                 LOCATION                        INTEREST
    -------                 ----------------                 --------                        --------
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

LINCOLN TECHNICAL            Technical Training              Glendale Heights,           Ownership of land
INSTITUTE OF                 Institute                       Illinois                    and buildings (1)
ARIZONA, INC.

MERIT MEDICAL                Office/Warehouse                South Jordan, Utah          Ownership of land
SYSTEMS, INC.                                                                            and building (1)

WABAN, INC.                  Retail Facility                 Farmingdale,                Ownership of land
                                                             New York                    and building (1)

Q CLUBS, INC.                Health Clubs                    Memphis,                    Ownership of land
                             - 2 locations                   Tennessee and               and buildings
                                                             Bedford, Texas              (1-Memphis)

 NAME OF LEASE                                                                           TYPE OF OWNERSHIP
    OBLIGOR                 TYPE OF PROPERTY                 LOCATION                        INTEREST
    -------                 ----------------                 --------                        --------
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

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS



                  Except for limited or sporadic transactions, there is no established public trading market for the Shares of the Company. As of December 31, 1997, there were 8,905 holders of record of the Shares of the Company.

                  The Company is required to distribute annually its Distributable REIT Taxable Income, as defined in the Prospectus, to maintain its status as a REIT. Quarterly dividends paid by the Company are as follows:


                                        Cash Dividends Paid Per Share
                                     1995          1996           1997
                                    -------       -------        -------
                  First quarter     $.20150       $.20350        $.20520
                  Second quarter     .20200        .20400         .20540
                  Third quarter      .20250        .20450         .20560
                  Fourth quarter     .20300        .20500         .20580
                                    -------       -------        -------
                                    $.80900       $.81700        $.82200
                                    =======       =======        =======


REPORT ON FORM 10-K


                  The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

                        REPORT of INDEPENDENT ACCOUNTANTS



To the Board of Directors of
  CAREY INSTITUTIONAL PROPERTIES Incorporated and Subsidiaries:


                  Our report on the consolidated financial statements of CAREY INSTITUTIONAL PROPERTIES Incorporated and Subsidiaries has been incorporated by reference in this Form 10-K from page 5 of the 1997 Annual Report to Shareholders of CAREY INSTITUTIONAL PROPERTIES Incorporated and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on pages 36 to 39 of this Form 10-K.

                  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                    /s/Coopers & Lybrand L.L.P.

New York, New York
March 31, 1998

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 1997

                                                                                Costs
                                                    Initial Cost to          Capitalized       Gross Amount at which Carried
                                                        Company             Subsequent to      at Close of Period  (b)(d)
         Description            Encumbrances      Land        Buildings    Acquisition (a)     Land        Buildings        Total
         -----------           --------------     ----        ---------    ---------------     ----        ---------        -----
Operating Method:
 Retail stores leased to
  Wal-Mart Stores, Inc.        $  7,034,363     $  807,423   $ 6,864,802      $   87,746    $  816,658   $  6,943,313    $ 7,759,971
 Supermarket leased
  to Safeway Stores
  Incorporated                                     336,426       941,959          14,621       340,274        952,732      1,293,006
 Office/Manufacturing
  facility leased to
  CalComp Technology, Inc.
  (formerly Summagraphics
  Corporation)                    1,663,332        751,453     2,536,047             841       751,645      2,536,696      3,288,341
 Manufacturing/Distributing
  facility leased to
  Neodata Corporation            10,732,128      1,515,879       503,734      15,125,189     1,519,885     15,624,917     17,144,802
 Warehouse/Manufacturing
  facility leased to
  Bell Sports, Inc.               4,482,500        283,726     5,066,274       3,322,270       283,793      8,388,477      8,672,270
 Warehouse leased to GATX
  Logistics, Inc.                 3,828,744      1,350,444     4,574,557          60,676     1,364,272      4,621,405      5,985,677
 Warehouse leased to
  Lucent Technologies, Inc.       9,700,000      1,290,631    15,937,369         183,803     1,295,387     16,116,416     17,411,803
 Land leased to
  Barnes & Noble, Inc.            2,594,798      4,759,017                        47,962     4,806,979                     4,806,979
 Land leased to
  Best Buy Co., Inc.             11,954,633     18,579,019                           646    18,579,665                    18,579,665
 Land leased to Lincoln
  Technical Institute
  of Arizona, Inc.                1,624,602      2,516,671                           696     2,517,367                     2,517,367
 Office/warehouse leased to
  Merit Medical Systems, Inc.     6,111,577        380,000                    10,505,349       380,000     10,505,349     10,885,349
 Retail store leased
  to Waban, Inc.                  6,602,701      6,119,530     3,630,470         230,327     6,263,907      3,716,420      9,980,327
 Land leased to
  Q Clubs, Inc. (formerly
  Sports & Fitness
  Clubs of America, Inc.)           938,733      2,073,578                         1,026     2,074,604                     2,074,604

                                                                         Life on which
                                                                          Depreciation
                                                                           in Latest
                                                                          Statement of
                                   Accumulated                              Income
         Description             Depreciation (d)   Date Acquired          is Computed
         -----------             ----------------   -------------         ------------
Operating Method:
 Retail stores leased to                            December 19,
  Wal-Mart Stores, Inc.           $ 1,048,697           1991                   40 yrs.
 Supermarket leased
  to Safeway Stores                                 December 19,
  Incorporated                        143,897           1991                   40 yrs.
 Office/Manufacturing
  facility leased to
  CalComp Technology, Inc.
  (formerly Summagraphics
  Corporation)                        356,717       May 28, 1992               40 yrs.
 Manufacturing/Distributing
  facility leased to                                October 1,
  Neodata Corporation               1,171,869           1992                   40 yrs.
 Warehouse/Manufacturing
  facility leased to                                November 6,
  Bell Sports, Inc.                   964,070           1992                   40 yrs.
 Warehouse leased to GATX                           December 23,
  Logistics, Inc.                     582,466           1992                   40 yrs.
 Warehouse leased to
  Lucent Technologies, Inc.         2,027,745       December 30, 1992          40 yrs.
 Land leased to                                     February 23, 1993
  Barnes & Noble, Inc.                              and October 1, 1993        N/A
 Land leased to
  Best Buy Co., Inc.                                April 15, 1993             N/A
 Land leased to Lincoln
  Technical Institute
  of Arizona, Inc.                                  May 3, 1993                N/A
 Office/warehouse leased to
  Merit Medical Systems, Inc.         766,015       June 3, 1993               40 yrs.
 Retail store leased
  to Waban, Inc.                      421,358       June 29, 1993              40 yrs.
 Land leased to
  Q Clubs, Inc. (formerly
  Sports & Fitness
  Clubs of America, Inc.)                           July 16, 1993              N/A

                                                                     (Continued)

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 1997

                                                                             Costs
                                                     Initial Cost to       Capitalized
                                                         Company          Subsequent to       Decrease in
         Description            Encumbrances       Land       Buildings   Acquisition(a)  Net Investments(b)
         -----------            ------------       ----       ---------   --------------  ------------------
Warehouse facility leased
  to Petsmart, Inc.                2,253,838       106,603    4,444,397        42,817
Manufacturing facility
  leased to Plexus Corp.           4,615,500       125,340    9,124,660         5,745
Childcare centers leased to
  Childtime Childcare, Inc.        2,456,247     1,198,750                  3,422,172
Office building leased to
  Omnicom Group, Inc.              8,933,980     2,566,880   13,476,120        14,172
Retail stores leased to
  Garden Ridge Corporation         7,778,126     2,197,500    4,112,500     5,054,413
Warehouses and special
  purpose facility leased to
  Del Monte Corporation            5,834,640       304,073                 10,066,770
Health club leased to
  Q Clubs, Inc. (formerly
  Sports & Fitness Clubs
  of America, Inc.)                                912,855    4,323,145
Warehouse/office leased
  to Hibbett Sporting
  Goods, Inc.                      2,818,372       660,000    4,040,000
Distribution/warehouse
  leased to Detroit
  Diesel Corporation.                            2,782,860    6,542,140
Office buildings and
  supermarkets formerly leased
  to Harvest Foods, Inc.           1,010,000       925,600    4,859,400         1,340          (1,328,640)
Supermarkets leased
  to Affiliated
  Southwest, Inc.                    247,000       226,320    1,188,180           328            (324,868)
                                ------------   -----------  -----------   -----------         -----------

                                $103,215,814   $52,770,578  $92,165,754   $48,188,909         $(1,653,508)
                                ============   ===========  ===========   ===========         ===========

                                                                                                                    Life on which
                                                                                                                    Depreciation
                                                                                                                     in Latest
                                      Gross Amount at which Carried                                                 Statement of
                                        at Close of Period  (b)(d)                   Accumulated                       Income
         Description                Land        Buildings      Total       Depreciation(d)   Date Acquired          is Computed
         -----------                ----        ---------      -----       ---------------   -------------          -----------
Warehouse facility leased
  to Petsmart, Inc.                 107,606     4,486,211     4,593,817         471,987      October 26, 1993          40 yrs.
Manufacturing facility
  leased to Plexus Corp.            125,418     9,130,327     9,255,745         770,371      August 11, 1994           40 yrs.
Childcare centers leased to                                                                  June 15, 1994 through
  Childtime Childcare, Inc.       1,198,750     3,422,172     4,620,922         196,062      November 18, 1994         40 yrs.
Office building leased to
  Omnicom Group, Inc.             2,569,147    13,488,025    16,057,172       1,081,852      October 14, 1994          40 yrs.
Retail stores leased to
  Garden Ridge Corporation        2,197,998     9,166,415    11,364,413         390,313      May 29, 1995              40 yrs.
Warehouses and special
  purpose facility leased to
  Del Monte Corporation             374,698     9,996,145    10,370,843         363,011      November 9, 1995          40 yrs.
Health club leased to
  Q Clubs, Inc. (formerly
  Sports & Fitness Clubs
  of America, Inc.)                 912,855     4,323,145     5,236,000         202,647      February 6, 1996          40 yrs.
Warehouse/office leased
  to Hibbett Sporting
  Goods, Inc.                       660,000     4,040,000     4,700,000         189,375      February 12, 1996         40 yrs.
Distribution/warehouse
  leased to Detroit
  Diesel Corporation.             2,782,860     6,542,140     9,325,000         170,368      December 17, 1996         40 yrs.
Office buildings and
  supermarkets formerly leased
  to Harvest Foods, Inc.          1,124,364     3,333,336     4,457,700          62,498      February 21, 1992         40 yrs.
Supermarkets leased
  to Affiliated
  Southwest, Inc.                   274,920       815,040     1,089,960          15,284      February 21, 1992         40 yrs.
                                -----------  ------------  ------------      ----------

                                $53,323,052  $138,148,681  $191,471,733     $11,396,602
                                ===========  ============  ============     ===========

See accompanying notes to Schedule.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 1997


                                                                              Costs           Increase
                                                    Initial Cost to        Capitalized     (Decrease) In
                                                        Company           Subsequent to          Net
        Description              Encumbrances     Land        Buildings   Acquisition(a)  Investment(c)(d)
        -----------              ------------     ----        ---------   --------------  -----------------
Direct Financing Method:
Retail store leased to
  Oshman Sporting
  Goods, Inc.                    $ 1,549,656    $ 700,356     $2,494,843    $    37,695       $ 253,185
Office buildings leased
  to Michigan Mutual
  Insurance Company                9,500,000    1,965,093     11,884,907          5,919         121,066
Supermarkets leased
  to Big V Holding Corp.           7,206,296    3,724,889     16,399,261         89,555      (5,231,422)
Retail stores leased to
  Barnes & Noble, Inc.             3,013,151                   5,525,983         49,806         739,812
Retail stores leased to
  Best Buy Co., Inc.              17,793,902                  27,653,981            962        (608,473)
Technical training institute
  leased to Lincoln Technical
  Institute of Arizona, Inc.       3,927,009                   6,083,329          1,684
Health club leased to Q Clubs,
  Inc. (formerly Sports &
  Fitness Clubs of America)        1,589,663                   3,511,422          1,737
Warehouse/distribution
  facility leased to Nich-
  olson Warehouse, Inc.            3,673,601      598,544      6,316,456          1,370         (63,341)
Manufacturing facility leased
  to Superior Telecomm-
  unications                       2,441,593      295,032      4,704,968          1,885        (161,794)
Food processing/warehouse
  facility leased to Custom
  Food Products, Inc.                194,900       27,000                     5,536,384
Office buildings and
  supermarkets  leased
   to Kroger Company                 243,000      251,760      1,321,740
                                 -----------   ----------    -----------    -----------     -----------
                                 $51,132,771   $7,562,674    $85,896,890    $ 5,726,997     $(4,950,967)
                                 ===========   ==========    ===========    ===========     ===========

                                      Gross Amount at which
                                 Carried at Close of Period(b)(d)
        Description                          Total                  Date Acquired
        -----------              --------------------------------   -------------
Direct Financing Method:
Retail store leased to
  Oshman Sporting
  Goods, Inc.                                 3,486,079             December 10, 1992
Office buildings leased
  to Michigan Mutual
  Insurance Company                          13,976,985             December 21, 1993
Supermarkets leased
  to Big V Holding Corp.                     14,982,283             December 23, 1993 and
Retail stores leased to                                             October 8, 1993
  Barnes & Noble, Inc.                        6,315,601             February 23, 1993 and
Retail stores leased to                                             October 1, 1993
  Best Buy Co., Inc.                         27,046,470             April 15, 1993
Technical training institute
  leased to Lincoln Technical
  Institute of Arizona, Inc.                  6,085,013             May 3, 1993
Health club leased to Q Clubs,
  Inc. (formerly Sports &
  Fitness Clubs of America)                   3,513,159             July 16, 1993
Warehouse/distribution
  facility leased to Nich-
  olson Warehouse, Inc.                       6,853,029             December 13, 1993
Manufacturing facility leased
  to Superior Telecomm-
  unications                                  4,840,091             December 16, 1993
Food processing/warehouse
  facility leased to Custom
  Food Products, Inc.                         5,563,384             September 30, 1994
Office buildings and
  supermarkets  leased
   to Kroger Company                          1,573,500             February 21, 1992
                                           ------------
                                           $ 94,235,594
                                           ============

See accompanying notes to Schedule.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

                       NOTES to SCHEDULE III - REAL ESTATE
                          and ACCUMULATED DEPRECIATION


(a) Consists of the costs of improvements subsequent to purchase and acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

(b) At December 31, 1997, the aggregate cost of real estate owned by Registrant and its subsidiaries for Federal income tax purposes is $234,300,416.

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

(d)

                     Reconciliation of Real Estate Accounted
                         for Under the Operating Method

                                                December 31,       December 31,
                                                   1996                1997
                                               -------------      -------------
Balance at beginning
    of year                                    $ 152,719,747      $ 185,781,391

Reclassification to investment
    in direct financing lease                      5,252,298

Reclassification from investment
    in direct financing lease                                         6,610,598

Additions                                         27,809,346            142,682

Dispositions                                                         (1,062,938)
                                               -------------      -------------
Balance at close of
    year                                       $ 185,781,391      $ 191,471,733
                                               =============      =============


                   Reconciliation of Accumulated Depreciation

                                                December 31,       December 31,
                                                   1996                1997
                                               -------------      -------------
Balance at beginning
    of year                                    $   5,006,484      $   7,971,271

Depreciation expense                               2,968,173          3,435,128


Reclassification to real estate
    held for sale                                     (3,386)

Dispositions                                                             (9,797)
                                               -------------      -------------
Balance at close of
year                                           $   7,971,271      $  11,396,602
                                               =============      =============