Form 10-Q
period 1998-03-31
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 1998-05-18
CIK 873394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 1998


                                       or

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

                                                                 [ ] Yes  [ ] No

               17,313,820 shares of common stock; $.001 Par Value
                          outstanding at May 14, 1998.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES







                                      INDEX


                                                                                                Page No.
                                                                                                --------
PART I

Item 1. - Financial Information*

            Condensed Consolidated Balance Sheets, as of December 31, 1997
            and March 31, 1998                                                                      2

            Condensed Consolidated Statements of Income for the three
            months ended March 31, 1997 and 1998                                                    3

            Condensed Consolidated Statements of Comprehensive Income
            for the three months ended March 31, 1997 and 1998                                      3

            Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 1997 and 1998                                              4

            Notes to Condensed Consolidated Financial Statements                                   5-8


Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                 9-10


PART II - Other Information


Item 4. - Submission of Matters to a Vote of Security Holders                                       11

Item 6. - Exhibits and Reports on Form 8-K                                                          11

Signatures                                                                                          12








* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                December 31,            March 31,
                                                                                    1997                   1998
                                                                                -------------         -------------
                                                                                   (Note)              (Unaudited)
         ASSETS:

Land and buildings,
    net of accumulated depreciation of
    $11,396,602 at December 31, 1997 and
    $12,260,213 at March 31, 1998                                               $ 180,075,131         $ 191,736,647
Net investment in direct financing leases                                          94,235,594            94,684,891
Equity investments                                                                 22,835,403            23,043,789
Cash and cash equivalents                                                          17,331,710             6,124,027
Other assets                                                                        6,007,626             6,510,240
                                                                                -------------         -------------
           Total assets                                                         $ 320,485,464         $ 322,099,594
                                                                                =============         =============

         LIABILITIES:
Mortgage notes payable                                                          $ 154,348,585         $ 153,393,021
Accrued interest payable                                                            1,248,886             1,281,617
Accounts payable and accrued expenses                                                 523,821               547,787
Accounts payable to affiliates                                                      8,483,741             9,570,408
Dividends payable                                                                   3,466,189
Prepaid rental income and security deposits                                         1,053,186             1,147,574
                                                                                -------------         -------------
           Total liabilities                                                      169,124,408           165,940,407
                                                                                -------------         -------------

Minority interest                                                                   4,988,932             5,190,455
                                                                                -------------         -------------

Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value;
  authorized, 40,000,000 shares; issued and
  outstanding, 17,440,556 shares at December 31,
  1997 and 17,496,406 shares at March 31, 1998                                         17,440                17,496

Additional paid-in capital                                                        159,636,566           160,304,121
Dividends in excess of accumulated earnings                                       (11,549,928)           (8,356,233)
Unrealized appreciation, marketable securities                                        638,539             1,373,841
                                                                                -------------         -------------
                                                                                  148,742,617           153,339,225

Less common stock in treasury at cost, 241,404
    shares at December 31, 1997 and March 31, 1998                                 (2,370,493)           (2,370,493)
                                                                                -------------         -------------
           Total shareholders' equity                                             146,372,124           150,968,732
                                                                                -------------         -------------
           Total liabilities and
               shareholders' equity                                             $ 320,485,464         $ 322,099,594
                                                                                =============         =============


The accompanying notes are an integral part of the condensed consolidated financial statements.


Note: The balance sheet at December 31, 1997 has been derived from the audited condensed consolidated financial statements at that date.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended
                                                     March 31, 1997       March 31, 1998
                                                     --------------       --------------
Revenues:
  Rental income from operating leases                 $  5,607,470         $  5,694,507
  Interest income from direct financing leases           2,929,267            2,774,632
  Other interest income                                    194,505              253,714
  Other income                                             394,984                9,197
                                                      ------------         ------------
                                                         9,126,226            8,732,050
                                                      ------------         ------------

Expenses:
  Interest                                               3,665,487            3,460,762
  Depreciation                                             836,790              863,611
  General and administrative                               675,252              494,754
  Property expenses                                      1,350,523            1,462,918
  Amortization                                              83,602               48,403
                                                      ------------         ------------
                                                         6,611,654            6,330,448
                                                      ------------         ------------

      Income before minority interest and
        income from equity investments                   2,514,572            2,401,602

Minority interest in income                               (180,056)            (201,523)
                                                      ------------         ------------

      Income before income from equity
        investments                                      2,334,516            2,200,079

Income from equity investments                             915,437              993,616
                                                      ------------         ------------

      Net income                                      $  3,249,953         $  3,193,695
                                                      ============         ============

Basic earnings per common share                       $        .20         $        .19
                                                      ============         ============
Diluted earnings per common share                     $        .20         $        .18
                                                      ============         ============

Weighted average of shares outstanding-basic            16,645,200           17,246,314
                                                      ============         ============
Weighted average of shares outstanding-diluted          16,645,200           17,512,069
                                                      ============         ============



      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                               Three Months Ended
                                                        March 31, 1997    March 31, 1998
                                                        --------------    --------------
Net income                                                $3,249,953        $3,193,695
                                                          ----------        ----------

Other comprehensive income:
  Unrealized gains on securities during the period             8,595           735,302
                                                          ----------        ----------
  Other comprehensive income                                   8,595           735,302
                                                          ----------        ----------

  Comprehensive income                                    $3,258,548        $3,928,997
                                                          ==========        ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                 -------------------------
                                                                                 1997                 1998
                                                                                 ----                 ----
Cash flows from operating activities:
  Net income                                                                $  3,249,953         $  3,193,695
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                              920,392              912,014
      Income from equity investments in excess of dividends
        and distributions received                                              (200,611)            (208,386)
      Minority interest in income in excess of distributions
        paid to minority interest                                                180,185              201,523
      Straight-line rent adjustments and other noncash
        rent adjustments                                                        (380,466)            (430,460)
      Provision for uncollected rents                                                                  63,519
      Net change in operating assets and liabilities                             467,747            1,339,681
                                                                            ------------         ------------
        Net cash provided by operating activities                              4,237,200            5,071,586
                                                                            ------------         ------------

Cash flows from investing activities:
      Purchase of real estate and additional capitalized costs                                    (12,525,127)
                                                                                                 ------------
        Net cash used in investing activities                                                     (12,525,127)
                                                                                                 ------------

Cash flows from financing activities:
      Purchase of treasury stock                                                (493,474)
      Proceeds from stock issuance, net of costs                                 628,772              667,611
      Payments of mortgage principal                                            (896,730)            (955,564)
      Dividends paid                                                          (3,411,109)          (3,466,189)
                                                                            ------------         ------------
        Net cash used in financing activities                                 (4,172,541)          (3,754,142)
                                                                            ------------         ------------

                Net increase (decrease) in cash and cash equivalents              64,659          (11,207,683)

Cash and cash equivalents, beginning of period                                15,740,583           17,331,710
                                                                            ------------         ------------

               Cash and cash equivalents, end of period                     $ 15,805,242         $  6,124,027
                                                                            ============         ============




Supplemental disclosure of cash flows information:

           Interest paid                                                    $  3,617,749         $  3,428,031
                                                                            ============         ============





The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2.  Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month period ended March 31, 1998 were calculated as follows:

                                                 Income Available             Weighted Average           Per-Share
                                              to Common Shareholders         Shares Outstanding            Amount
                                              ----------------------         ------------------          ---------
Basic earnings per common share                   $  3,193,695                   17,246,314                 $.19
                                                  ============                                              ====

Effect of dilutive securities-stock warrants                                        265,755
                                                                                 ----------

Diluted earnings per common share                 $  3,193,695                   17,512,069                 $.18
                                                  ============                   ==========                 ====

During the three-month period ended March 31, 1997, the Company was an entity with a simple capital structure, that is, one with only common stock outstanding. As a result, no reconciliation of basic and diluted weighted average shares and per-share amounts have been presented.

Note 3.  Transactions with Related Parties:

The Advisor performs multiple services including providing the management and administration of the Company for which it is entitled to receive asset management and performance fees and certain reimbursements. For the three-month periods ended March 31, 1997 and 1998, the Company incurred asset management fees of $518,750 and $533,750, respectively. Subordinated performance fees, which are not payable currently, were in like amounts. Until Shareholders have received a cumulative dividend return of 8%, which threshold has not yet been met, the Advisor will not be entitled to receive the performance fee. Management believes it is more likely than not the performance fee threshold will be met. Accordingly, the performance fee has been accrued and included in accounts payable to affiliates in the accompanying condensed consolidated financial statements. General and administrative expense reimbursements were $315,372, and $167,389 for the three-month periods ended March 31, 1997 and 1998, respectively.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three-month periods ended March 31, 1997 and 1998 were $75,501 and $72,677, respectively.

Note 4.  Dividends:

Dividends paid to shareholders during the three months ended March 31, 1998 are summarized as follows:

            Quarter Ended                      Paid               Per Share
          -----------------                 ----------            ---------
          December 31, 1997                 $3,466,189              $.206


A dividend of $ 0.2062 per share was declared and paid in April 1998 for the quarter ended March 31, 1998.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

Note 5.  Industry Segment Information:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues are as follows:

                                                              1997                          1998
                                                              ----                          ----
Per Statements of Income:
    Rental income from operating leases                   $ 5,607,470                   $ 5,694,507
    Interest from direct financing leases                   2,929,267                     2,774,632

Adjustments:
    Share of leasing revenue applicable
        to minority interest                                 (449,307)                     (448,187)
    Share of leasing revenue from equity
        investments                                         1,896,975                     1,942,101
                                                          -----------                   -----------
                                                          $ 9,984,405                   $ 9,963,053
                                                          ===========                   ===========


For the three-month periods ended March 31, 1997 and 1998, the Company earned its proportionate net lease revenues from its investments from the following lease obligors:

                                                            1997         %                  1998           %
                                                            ----        ----                ----          ----
Marriott International, Inc. (a)                        $ 1,243,560      12%            $ 1,284,882        13%
Best Buy Co., Inc. (b)                                      765,037       8                 763,129         8
Neodata Corporation                                         587,728       6                 587,728         6
Omnicom Group, Inc.                                         466,875       5                 454,375         5
Lucent Technologies                                         463,207       5                 463,207         5
Wal-Mart Stores, Inc.                                       419,432       4                 444,224         5
Big V Holding Corp.                                         426,982       4                 434,113         4
Garden Ridge, Inc.                                          340,251       3                 356,532         4
Barnes & Noble, Inc.                                        327,146       3                 343,359         3
Michigan Mutual Insurance Company                           340,090       3                 340,690         3
The Upper Deck Company (a)                                  326,165       3                 329,969         3
Gensia, Inc. (a)                                            327,250       3                 327,250         3
Merit Medical Systems, Inc.                                 325,823       3                 325,823         3
Q Clubs, Inc.                                               322,219       3                 322,219         3
Del Monte Corporation                                       321,563       3                 321,563         3
Lincoln Technical Institute of Arizona, Inc.                270,599       3                 301,738         3
Plexus Corp.                                                272,875       3                 296,102         3
Waban, Inc./BJ's Warehouse Club                             279,589       3                 279,589         3
Bell Sports Corp.                                           259,636       3                 266,082         3
Custom Food Products, Inc.                                  216,881       2                 217,297         2
Detroit Diesel Corporation                                  211,250       2                 211,250         2
Nicholson Warehouse, L.P.                                   201,142       2                 201,286         2
GATX Logistics, Inc.                                        198,723       2                 198,723         2
Superior Telecommunications, Inc.                           166,582       2                 163,877         2
Childtime Childcare, Inc.                                   140,000       2                 152,214         1
Petsmart, Inc.                                              119,950       1                 123,138         1
Hibbett Sporting Goods, Inc.                                118,946       1                 118,946         1
Oshman Sporting Goods, Inc.                                 111,736       1                 113,692         1
CalComp Technology, Inc.                                    110,077       1                 111,249         1
Kroger Co.                                                    9,451                          51,701         1
Safeway Stores Incorporated                                  35,438       1                  35,438         1
Affiliated Foods Southwest, Inc.                                                             21,668
Harvest Foods, Inc.                                         258,202       3
                                                        -----------     ---             -----------       ---
                                                        $ 9,984,405     100%            $ 9,963,053       100%
                                                        ===========     ===             ===========       ===


(a) Represents the Company's proportionate share of lease revenues from its equity investments.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)



(b) Net of amounts applicable to Corporate Property Associates 12 Incorporated's ("CPA(R):12") minority interest.


Note 6.  Affiliated Foods Southwest, Inc.:

In February 1992, the Company and Corporate Property Associates 10 Incorporated ("CPA(R):10"), an affiliate, purchased, as tenants-in-common, each with 50% ownership interests, 13 supermarkets and two office buildings and entered into a master lease with Harvest Foods, Inc. ("Harvest"), as lessee. In March 1997, the Bankruptcy Court, pursuant to Harvest's voluntary bankruptcy petition, approved Harvest's motion to terminate the master lease. During 1997, the Company sold three properties, including the office buildings, and net leased five supermarkets; two to the Kroger Co. and three to Affiliated Foods Southwest, Inc. ("Affiliated").

On April 13, 1998, the Company and CPA(R):10 entered into another net lease with Affiliated for a property in Little Rock, Arkansas previously leased to Harvest. The lease provides for an initial term through January 2009 with three five-year renewal options at an initial annual rent of $257,432 (of which the Company's share will be $128,716) commencing subsequent to a three-month free rent period. During the initial term, stated rent increases are scheduled in February 2004 and 2006.



Note 7.  Equity Investments:

The Company owns an approximate 23.68% interest in Marcourt Investments Incorporated ("Marcourt"), a real estate investment trust, that net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc., a 50% interest in Gena Property Company ("GENA"), a general partnership which net leases two office buildings to Gensia, Inc. and a 50% interest in Cards Limited Liability Company ("Cards LLC"), which net leases two office buildings to The Upper Deck Company. Summarized financial information of Marcourt, GENA and Cards LLC is as follows:

(in thousands)

                                Marcourt                              Gena                            Cards LLC
                   ---------------------------------  ---------------------------------  ---------------------------------
                   December 31, 1997  March 31, 1998  December 31, 1997  March 31, 1998  December 31, 1997  March 31, 1998
                   -----------------  --------------  -----------------  --------------  -----------------  --------------
Assets                 $149,413          $149,334           $21,710         $ 21,250          $ 26,729         $26,581
Liabilities             102,826           101,911            11,671           11,075            15,511          15,453
Owners' equity           46,587            47,423            10,039           10,175            11,218          11,128


                                                        For The Three Months Ended
                    ----------------------------------------------------------------------------------------------
                                    March 31, 1997                                      March 31, 1998
                    -------------------------------------------------  -------------------------------------------
                        Marcourt         GENA          Cards LLC         Marcourt          GENA         Cards LLC
                    ---------------   ------------   -------------     ------------    ------------    -----------
Revenues                $ 5,256          $  654          $  660          $ 5,431          $  654          $  660
Interest                 (2,696)           (232)           (312)          (2,576)           (220)           (308)
Depreciation                               (115)                                            (115)
Other expenses              (16)                             (1)             (13)             (2)             (1)
                        -------          ------          ------          -------          ------          ------
     Net income         $ 2,544          $  307          $  347          $ 2,842          $  317          $  351
                        =======          ======          ======          =======          ======          ======

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)




Note 8.           Omnicom Group, Inc.:

In October 1994, the Company purchased land and a building in Los Angeles, California and entered into a net lease with Chiat/Day, Inc. The lease was subsequently guaranteed by Omincom Group, Inc. ("Omnicom"). Annual rent at this property is currently $1,817,000.

On March 30, 1998, the Company purchased a property in Los Angeles, California and entered into a net lease with Omnicom for such property and amended the existing lease on the property purchased in 1994. The purchase price for the new property was $10,525,130 plus an advance of $2,000,000 to Omnicom as a tenant improvement allowance. The Company has an obligation to fund an additional tenant improvement allowance of up to $10,000,000 on the new property. The 1994 lease for the existing property was amended so that, effective October 1, 1998, the Company will provide Omnicom a one-time tenant improvement allowance of $4,700,000 to be used for alterations and improvements.

The lease for the new property has an initial term of 20 years and six months and provides for two ten-year renewal terms. As amended, the initial term of the 1994 lease at the existing property ends September 30, 2010 and provides for two ten-year renewal terms. Until October 1, 1998, Omnicom will pay construction rent at the new property based on the weighted average of amounts advanced (i.e., the net purchase price plus advances from the tenant improvement allowance). Such construction rents will be recorded as a reduction in the Company's basis in the Omnicom property rather than as rental revenue. Beginning October 1, 1998, assuming the entire tenant improvement allowance has been used, annual base rent for the two properties will be $4,197,023, with each rent increase indexed to increases in the Consumer Price Index ("CPI"), capped at 10.25%. Such rent increases are scheduled every four years at the existing property, with the first increase at the new property scheduled for October 2003 and every four years thereafter. Beginning on October 1, 2003, Omnicom will pay an additional annual rent of $150,000 at the new property. In the last year of the initial term, the base rent will be reduced by the product of (a) $900,000 and (b) a formula indexed to changes in the CPI between October 1998 and October 2015. Omnicom has been granted a purchase option at the new property, exercisable at the end of the initial term, to purchase its leased property at the greater of fair value and $26,000,000.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of March 31, 1998 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.


RESULTS OF OPERATIONS:

        Net income for the three-month period ended March 31, 1998 decreased by $56,000 as compared with the three-month period ended March 31, 1997. In 1997, the Company recognized nonrecurring other income of $395,000 from a special dividend from securities that had been obtained previously in connection with structuring a sale-leaseback transaction. Excluding this special dividend from the prior year three-month period, income would have reflected an increase of $339,000. The increase in income as adjusted, was due to decreases in interest and general and administrative expenses and increases in equity income and other interest income. These items were partially offset by a decrease in lease revenues (rental income and interest income from direct financing leases).

      The decrease in interest expense reflected the effect of paying off the first priority mortgage loan on the Harvest Foods, Inc. properties in June 1997 and lower principal balances on the Company's remaining limited recourse mortgage loans. The decrease in general and administrative expenses resulted from lower general and administrative reimbursements to the Advisor. The increase in equity income was primarily due to increased income from the Company's investment in a real estate investment trust which net leases 13 Courtyard by Marriott hotels. The improved earnings of this real estate investment trust resulted from higher percentage rents in 1998 and lower interest expense on the limited recourse mortgage loans which are amortizing over 16-3/4 years and are collateralized by the Courtyard by Marriott properties. Lease revenues decreased solely as a result of the termination of the Harvest lease in March 1997 by the Bankruptcy Court, pursuant to Harvest's voluntary bankruptcy petition. The decrease resulting from the termination of the Harvest lease was partially offset by various rent increases and the leasing of four former Harvest properties in March 1997 to the Kroger Co. and Affiliated Foods Southwest, Inc.

FINANCIAL CONDITION:

      There has been no material change in the Company's financial condition since December 31, 1997. Cash flow from operations of $5,072,000 was sufficient to pay quarterly dividends of $3,466,000 and scheduled mortgage principal installments of $956,000.

      During the quarter ended March 31, 1998, cash balances decreased by $11,208,000. Such decrease was due to using $12,525,000 in connection with the purchase of a property leased to Omnicom Group, Inc. in Los Angeles, California which is currently under construction. The Company has a commitment to fund an additional tenant improvement allowance of up to $10,000,000 on this property. The Company also entered into a commitment to provide Omnicom a one-time tenant improvement allowance of $4,700,000 to be used for alterations and improvements on a property that the Company has been leasing to Omnicom since 1994. The Company may obtain limited recourse financing to fund the Omnicom commitment, use additional equity raised from institutional investors under the Company's private placement or a combination of such debt and equity. Upon completion of such improvements, assuming the entire tenant improvement allowance has been used, annual base rent from Omnicom will increase by $2,380,000.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
                                    Continued



      On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The purpose of comprehensive income is to report a measure of all changes in equity of the Company that result from recognized transactions and other economic events other than transactions with owners (e.g., issuance of stock, paying dividends and purchasing treasury stock) as owners. During the three-month period ended March 31, 1998, the Company's shareholders' equity reflected an increase of $735,000 from the increase in the quoted fair value of the Company's investment in 104,400 shares of common stock of Garden Ridge Corporation, a publicly-traded company. As previously disclosed, warrants for Garden Ridge common stock were obtained in connection with structuring two net lease transactions with Garden Ridge. The Company holds warrants exercisable for common stock from several of its lessees. The Company assesses, on an on-going basis, whether to exercise such warrants.

      In April 1998, the Company entered into a lease with Affiliated Foods Southwest, Inc. for a property in Little Rock, Arkansas. When rental payments commence in July 1998, the lease will contribute approximately $129,000 to annual cash flow. The lease will also reduce property expenses because Affiliated has assumed the obligation for paying insurance, real estate taxes and maintenance costs at the leased property. To the extent that the Company is able to re-lease the six former Harvest properties that are vacant, operating cash flow will increase. The Company continues its remarketing efforts to lease or sell the former Harvest properties.

      A mortgage loan of $3,200,000 collateralized by property leased to Big V Holding Corp. matures in July 1998. As the Big V lease has a remaining term of 15 years, the Company believes the prospects for refinancing the loan are good.

      The Company has received commitments of $8,000,000, pursuant to its private placement offering to institutional investors, from two institutional investors for purchases of the Company's common stock at $12.80 per share, the appraised per share value based on a valuation of the Company's portfolio as of December 31, 1997. Such appraisal value reflects an increase of $.90 per share from the prior year's valuation, an increase of approximately 7.5%.

      As of March 31, 1998, the Company had unpaid asset management and performance fees of $8,188,000. A substantial portion of that amount represents performance fees that will not be payable by the Company until a cumulative dividend return to Shareholders of 8% is achieved. The Independent Directors of the Company have determined that it would be in the best interests of the Company and Shareholders to permit the Company to pay the fees to the Advisor in either cash or common stock of the Company. The Independent Directors have approved an amendment to the Company's Advisory Agreement that would permit the Company to pay all or any portion of the asset management and performance fees in common stock and have submitted a proposal to the shareholders to approve such an amendment. The Independent Directors and the Company believe that the use of common stock to pay such fees would (i) reduce the cash required by the Company to pay expenses, thereby strengthening the Company's balance sheet, and
(ii) increase equity ownership of the Advisor and align further the interests of the Advisor and the Shareholders of the Company.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES




                                     PART II




Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



                   During the quarter ended March 31, 1998, no matters were submitted to a vote of Security Holders.





Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None.


         (b)        Reports on Form 8-K:

                           During the quarter ended March 31, 1998, the Company was not required to file any reports on Form 8-K.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES





                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                              AND SUBSIDIARIES





           05/18/98                   By:     /s/ Steven M. Berzin
           --------                           ----------------------------------
             Date                                 Steven M. Berzin
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



           05/18/98                   By:     /s/ Claude Fernandez
           --------                           ----------------------------------
             Date                                 Claude Fernandez
                                                  Executive Vice President and
                                                  Chief Administrative Officer
                                                  (Principal Accounting Officer)