Form 10-Q
period 1998-06-30
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 1998-08-11
CIK 873394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1998


                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________

Commission file number 0-20016

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

                                                           / /  Yes / /  No


               19,985,450 shares of common stock; $.001 Par Value
                         outstanding at August 10, 1998.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                                      INDEX


                                                                             Page No.
                                                                             --------
 PART I

 Item 1. - Financial Information*

          Condensed Consolidated Balance Sheets, as of December 31, 1997
          and June 30, 1998                                                    2

          Condensed Consolidated Statements of Income for the three and
          six months ended June 30, 1997 and 1998                              3

          Condensed Consolidated Statements of Comprehensive Income
          for the three and six months ended June 30, 1997 and 1998            4

          Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 1997 and 1998                              5

          Notes to Condensed Consolidated Financial Statements                6-9


 Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                10-11


 PART II - Other Information


 Item 4. - Submission of Matters to a Vote of Security Holders                12

 Item 6. - Exhibits and Reports on Form 8-K                                   12

 Signatures                                                                   13



* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         December 31,          June 30,
                                                            1997                 1998
                                                            ----                 ----
                                                           (Note)             (Unaudited)
      ASSETS:

Land and buildings,
   net of accumulated depreciation of
   $11,396,602 at December 31, 1997 and
   $13,124,843 at June 30, 1998                        $ 180,075,131        $ 192,381,234
Net investment in direct financing leases                 94,235,594           94,373,771
Equity investments                                        22,835,403           23,255,337
Cash and cash equivalents                                 17,331,710           38,821,534
Other assets                                               6,007,626            5,275,067
                                                       -------------        -------------
        Total assets                                   $ 320,485,464        $ 354,106,943
                                                       =============        =============

      LIABILITIES:
Limited recourse mortgage notes payable                $ 154,348,585        $ 152,440,777
Accrued interest payable                                   1,248,886            1,444,704
Accounts payable and accrued expenses                        523,821              441,822
Accounts payable to affiliates                             8,483,741            9,594,107
Dividends payable                                          3,466,189            2,276,028
Prepaid rental income and security deposits                1,053,186              715,986
                                                       -------------        -------------
        Total liabilities                                169,124,408          166,913,424
                                                       -------------        -------------

Minority interest                                          4,988,932            5,108,887
                                                       -------------        -------------

Commitments and contingencies

      SHAREHOLDERS' EQUITY:

Common stock, $.001 par value;
  authorized, 40,000,000 shares; issued and
  outstanding, 17,440,556 shares at December 31,
  1997 and 20,267,507 shares at June 30, 1998                 17,440               20,263
Additional paid-in capital                               159,636,566          195,434,010
Dividends in excess of accumulated earnings              (11,549,928)         (11,579,935)
Unrealized appreciation, marketable securities               638,539            1,000,457
                                                       -------------        -------------
                                                         148,742,617          184,874,795
Less, common stock in treasury, at cost, 241,404
   shares at December 31, 1997 and
   282,057 shares at June 30, 1998                        (2,370,493)          (2,790,163)
                                                       -------------        -------------
        Total shareholders' equity                       146,372,124          182,084,632
                                                       -------------        -------------
        Total liabilities and
          shareholders' equity                         $ 320,485,464        $ 354,106,943
                                                       =============        =============


The accompanying notes are an integral part of the condensed consolidated financial statements.


Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                     Three Months Ended                            Six Months Ended
                                             June 30, 1997         June 30, 1998         June 30, 1997          June 30, 1998
                                             -------------         -------------         -------------          -------------
Revenues:
  Rental income                               $  5,387,975          $  5,440,199          $ 10,995,445          $ 11,134,706
  Interest Income from direct
   financing leases                              2,762,363             2,793,292             5,691,630             5,567,924
  Other interest income                            165,316               143,721               359,821               397,435
  Other income                                     112,314                   799               507,298                 9,996
                                              ------------          ------------          ------------          ------------
                                                 8,427,968             8,378,011            17,554,194            17,110,061
                                              ------------          ------------          ------------          ------------
Expenses:
  Interest                                       3,517,132             3,452,463             7,182,619             6,913,225
  Depreciation                                     868,068               864,630             1,704,858             1,728,241
  General and administrative                       577,125               666,292             1,252,377             1,161,046
  Property expenses                              1,170,110             1,274,201             2,520,633             2,737,119
  Amortization                                      77,251                42,572               160,853                90,975
                                              ------------          ------------          ------------          ------------
                                                 6,209,686             6,300,158            12,821,340            12,630,606
                                              ------------          ------------          ------------          ------------

  Income before minority
     interest, income from
     equity investments and
     extraordinary item                          2,218,282             2,077,853             4,732,854             4,479,455

Minority interest in income                       (195,241)             (199,866)             (375,297)             (401,389)
                                              ------------          ------------          ------------          ------------

  Income before income
     from equity investments
     and extraordinary item                      2,023,041            1,877,987             4,357,557             4,078,066

Income from equity investments                     714,851               731,116             1,630,288             1,724,732
                                              ------------          ------------          ------------          ------------

  Income before
     extraordinary item                          2,737,892             2,609,103             5,987,845             5,802,798

Extraordinary gain on
  extinguishment of debt                           427,448                                     427,448
                                              ------------          ------------          ------------          ------------

     Net income                               $  3,165,340          $  2,609,103          $  6,415,293          $  5,802,798
                                              ============          ============          ============          ============


Basic earnings per share:
   Income before extraordinary
     item                                     $        .16          $        .15          $        .36          $        .33
  Extraordinary item                                   .03                                         .03
                                              ------------          ------------          ------------          ------------
                                              $        .19          $        .15          $        .39          $        .33
                                              ============          ============          ============          ============

Diluted earnings per share
   Income before extraordinary
     item                                     $        .16          $        .15          $        .36          $        .33
  Extraordinary item                                   .03                                         .02
                                              ------------          ------------          ------------          ------------
                                              $        .19          $        .15          $        .38          $        .33
                                              ============          ============          ============          ============

Weighted average common
  shares outstanding-basic                      16,673,866            17,789,576            16,659,513            17,523,970
                                              ============          ============          ============          ============

Weighted average common
  shares outstanding-diluted                    16,837,450            18,055,331            16,823,097            17,789,725
                                              ============          ============          ============          ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                     Three Months Ended                            Six Months Ended
                                             June 30, 1997         June 30, 1998         June 30, 1997          June 30, 1998
                                             -------------         -------------         -------------          -------------
Net income                                     $3,165,340           $ 2,609,103            $6,415,293            $5,802,798


Other comprehensive income:
  Change in unrealized gains
   on marketable securities
   during the period                             382,407               (373,384)              391,002               361,918
                                              ----------            -----------            ----------            ----------

  Comprehensive income                        $3,547,747            $ 2,235,719            $6,806,295            $6,164,716
                                              ==========            ===========            ==========            ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                            --------------------------------
                                                                                1997                1998
                                                                            ------------        ------------
Cash flows from operating activities:
  Net income                                                                $  6,415,293        $  5,802,798
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                              1,865,711           1,819,216
    Income from equity investments in excess of dividends
      and distributions received                                                (388,138)           (419,934)
    Minority interest in income in excess of distributions
     paid to minority interest                                                   112,446             119,955
    Straight-line rent adjustments and other
     noncash rent adjustments                                                   (114,825)           (100,502)
    Provision for uncollected rent                                                                   226,843
    Extraordinary gain on extinguishment of debt                                (427,448)
    Net change in operating assets and liabilities                               325,046           1,461,899
                                                                            ------------        ------------
     Net cash provided by operating activities                                 7,788,085           8,910,275
                                                                            ------------        ------------

Cash flows from investing activities:
    Purchase of real estate and additional capitalized costs                    (450,000)        (13,870,274)
                                                                            ------------        ------------
     Net cash used in investing activities                                      (450,000)        (13,870,274)
                                                                            ------------        ------------
Cash flows from financing activities:
    Purchase of treasury stock                                                  (563,295)           (419,670)
    Prepayment of mortgage payable                                            (3,850,000)
    Proceeds from stock issuance, net of costs                                 1,252,909          35,800,267
    Payments of mortgage principal                                            (1,780,906)         (1,907,808)
    Dividends paid                                                            (6,835,170)         (7,022,966)
                                                                            ------------        ------------
     Net cash (used in) provided by financing activities                     (11,776,462)         26,449,823
                                                                            ------------        ------------

     Net (decrease) increase in cash and cash equivalents                     (4,438,377)         21,489,824

Cash and cash equivalents, beginning of period                                15,740,583          17,331,710
                                                                            ------------        ------------

     Cash and cash equivalents, end of period                               $ 11,302,206        $ 38,821,534
                                                                            ============        ============

Supplemental disclosure of cash flows information:

     Interest paid                                                          $  7,121,149        $  6,717,407
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


Note 2.   Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month and six-month periods ended June 30, 1997 and 1998 were calculated as follows:

                                                      Income Available        Weighted Average
                                                         to Common                Shares            Per-Share
                                                        Shareholders           Outstanding            Amount
                                                        ------------           -----------            ------
Three-months ended June 30, 1997:

Basic earnings per common share                          $3,165,340             16,673,866             $.19
                                                         ==========                                    ====

Effect of dilutive securities-stock warrants                                      163,584
                                                                                ---------

Diluted earnings per common share                        $3,165,340             16,837,450             $.19
                                                         ==========             ==========             ====

Six-months ended June 30, 1997:

Basic earnings per common share                          $6,415,293             16,659,513             $.39
                                                         ==========                                    ====

Effect of dilutive securities-stock warrants                                       163,584
                                                                                ---------

Diluted earnings per common share                        $6,415,293             16,823,097             $.38
                                                         ==========             ==========             ====

Three-months ended June 30, 1998:

Basic earnings per common share                          $2,609,103             17,789,576             $.15
                                                         ==========                                    ====

Effect of dilutive securities-stock warrants                                      265,755
                                                                                ---------

Diluted earnings per common share                        $2,609,103             18,055,331             $.15
                                                         ==========             ==========             ====

Six-months ended June 30, 1998:

Basic earnings per common share                          $5,802,798             17,523,970             $.33
                                                         ==========                                    ====

Effect of dilutive securities-stock warrants                                      265,755
                                                                                ---------

Diluted earnings per common share                        $5,802,798             17,789,725             $.33
                                                         ==========             ==========             ====

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)


Note 3.   Transactions with Related Parties:

The Advisor performs multiple services including providing the management and administration of the Company for which it is entitled to receive asset management and performance fees and certain general and administrative expense reimbursements. For the three-month and six-month periods ended June 30, 1997, the Company incurred asset management fees of $518,750 and $1,037,500, respectively. For the three-month and six-month periods ended June 30, 1998, the Company incurred asset management fees of $533,750 and $1,067,500, respectively. Subordinated performance fees, which are not payable currently, were in like amounts. Until Shareholders have received a cumulative dividend return of 8%, which threshold has not yet been met, the Advisor will not be entitled to receive the performance fee. The Company currently projects that the threshold will be met in the near future. The performance fee has been accrued and included in accounts payable to affiliates in the accompanying condensed consolidated financial statements. General and administrative expense reimbursements were $254,714 and $570,086 for the three-month and six-month periods ended June 30, 1997, respectively, and $304,805 and $472,194 for the three-month and six-month periods ended June 30, 1998, respectively.

On June 10, 1998, the Company's shareholders approved a proposal to allow the Company to pay fees to the Advisor in Company stock rather than cash. Stock issued to the Advisor in lieu of cash will be subject to certain restrictions and will vest ratably over five years. The Company currently intends to pay all accrued performance fees in Company stock at such time as the preferred return criterion is met. The value per share for shares issued will be based on a per share value determined pursuant to the most recent appraisal of the Company's real estate assets. Based on the most recent appraisal as of December 31, 1997, the value for any shares issued in 1998 will be $12.80.

In connection with the Company's private placement of common stock to institutional investors, W. P. Carey & Company, Inc., an affiliate, receives a 3% fee in the form of warrants to purchase Company common stock in lieu of cash. In January 1998, the Board of Directors of the Company approved a fee of $270,000 relating to $9,000,000 of capital raised in 1997 from institutional investors. The warrants are exercisable at $11.90 per share, the price at which the stock was sold, for a ten-year period. The number of warrants corresponding to the fee approved by the Board of Directors has not yet been determined. Such determination will be made by an independent compensation consultant retained by the Board of Directors for such purpose. Since the fees are directly related to raising capital, the related compensation cost has been charged to additional paid-in capital. Pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the charge for stock-based compensation has been offset by a credit to additional paid-in capital.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six-month periods ended June 30, 1997 and 1998 were $103,058 and $154,849 respectively.


Note 4.   Dividends:

Dividends paid to shareholders during the six months ended June 30, 1998 are summarized as follows:

        Quarter Ended             Paid          Per Share
        -------------             ----          ---------
       December 31, 1997        $3,466,189     $.20600

       March 31, 1998           $3,556,777     $.20620


A dividend of $ 0.131551 per share was declared on May 28, 1998 payable to shareholders of record as of May 28, 1998. In addition, a dividend of $.07485 per share was declared on July 7, 1998 to shareholders of record as of July 7, 1998. Both of the declared dividends were paid on July 15, 1998. The dividend declared on May 28, 1998 has been recorded in the accompanying condensed consolidated financial statements as a dividend payable.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 5.   Industry Segment Information:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues are as follows:

                                                   1997                1998
                                               ------------        ------------
Per Statements of Income:
   Rental income from operating leases         $ 10,995,445        $ 11,134,706
   Interest from direct financing leases          5,691,630           5,567,924

Adjustments:
   Share of leasing revenue applicable
     to minority interest                          (897,172)           (894,687)
   Share of leasing revenue from equity
     investments                                  3,608,298           3,654,952
                                               ------------        ------------
                                               $ 19,398,201        $ 19,462,895
                                               ============        ============

For the six-month periods ended June 30, 1997 and 1998, the Company earned its proportionate net lease revenues from its investments from the following lease obligors:

                                                      1997              %            1998             %
                                                   -----------         ---        -----------        ---
Marriott International, Inc. (a)                   $ 2,293,860          12%       $ 2,340,514         12%
Best Buy Co., Inc. (b)                               1,527,617           8          1,523,387          8
Neodata Corporation                                  1,175,456           6          1,175,456          6
Lucent Technologies, Inc.                              926,414           5            926,414          5
Omnicom Group, Inc.                                    933,750           5            908,750          5
Big V Holding Corp.                                    855,669           5            870,147          5
Garden Ridge, Inc.                                     680,502           4            713,064          4
Barnes & Noble, Inc.                                   675,798           4            687,956          4
Michigan Mutual Insurance Company                      680,355           4            681,383          4
The Upper Deck Company (a)                             659,938           3            659,938          3
Gensia, Inc. (a)                                       654,500           3            654,500          3
Merit Medical Systems, Inc.                            651,646           3            651,646          3
Q Clubs, Inc.                                          644,438           3            644,438          3
Del Monte Corporation                                  643,125           3            643,125          3
Wal-Mart Stores, Inc.                                  591,505           3            633,946          3
Lincoln Technical Institute of Arizona, Inc.           551,579           3            603,476          3
Plexus Corp.                                           545,750           3            592,205          3
Waban, Inc./BJ's Warehouse Club                        559,178           3            559,178          3
Bell Sports Corp.                                      519,272           3            532,164          3
Custom Food Products, Inc.                             434,674           2            434,398          2
Detroit Diesel Corporation                             422,500           2            422,500          2
Nicholson Warehouse, L.P.                              402,279           2            421,721          2
GATX Logistics, Inc.                                   397,446           2            397,446          2
Superior Telecommunications, Inc.                      332,042           2            328,639          2
Childtime Childcare, Inc.                              280,000           1            304,428          2
Petsmart, Inc.                                         239,900           1            246,276          1
Hibbett Sporting Goods, Inc.                           237,892           1            237,892          1
Oshman Sporting Goods, Inc.                            223,966           1            227,601          1
CalComp Technology, Inc.                               220,839           1            222,694          1
Other                                                  149,345                        217,613          1
Harvest Foods, Inc.                                    286,966           2
                                                   -----------         ---        -----------        ---
                                                   $19,398,201         100%       $19,462,895        100%
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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)


(b) Net of amounts applicable to Corporate Property Associates 12 Incorporated's ("CPA(R):12") minority interest.



Note 6.  Equity Investments:

The Company owns an approximate 23.68% interest in Marcourt Investments Incorporated ("Marcourt"), a real estate investment trust, that net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc., a 50% interest in Gena Property Company ("GENA"), a general partnership that net leases two office buildings to Gensia, Inc. and a 50% interest in Cards Limited Liability Company ("Cards LLC"), which net leases two office buildings to The Upper Deck Company. Summarized financial information of Marcourt, GENA and Cards LLC is as follows:

(in thousands)

                                         Marcourt                            GENA                            Cards LLC
                          ---------------------------------   --------------------------------  --------------------------------
                          December 31, 1997   June 30, 1998   December 31, 1997  June 30, 1998  December 31, 1997  June 30, 1998
                          -----------------   -------------   -----------------  -------------  -----------------  -------------
Assets                         $149,413          $149,242          $21,710          $21,135          $26,729          $26,596
Liabilities                     102,826           101,111           11,671           10,914           15,511           15,399
Owners' equity                   46,587            48,131           10,039           10,221           11,218           11,197


                                                                    Six Months Ended
                         -------------------------------------------------------------------------------------------------------
                                          June 30, 1997                                           June 30, 1998
                         ----------------------------------------------          -----------------------------------------------
                         Marcourt              GENA           Cards LLC           Marcourt             GENA            Cards LLC
                         --------              ----           ---------           --------             ----            ---------
Revenues                 $ 9,696            $ 1,309            $ 1,320            $ 9,892            $ 1,309            $ 1,320
Interest                  (5,391)              (464)              (624)            (5,244)              (440)              (615)
Depreciation                                   (230)                                                    (230)
Other expenses               (64)                (1)                                  (76)                (2)                (3)
                         -------            -------            -------            -------            -------            -------
   Net income            $ 4,241            $   614            $   696            $ 4,572            $   637            $   702
                         =======            =======            =======            =======            =======            =======

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of June 30, 1998 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.


RESULTS OF OPERATIONS:

Net income for the three-month and six-month periods ended June 30, 1998 decreased by $556,000 and $612,000 as compared with the similar periods ended June 30, 1997. Excluding the effects of an extraordinary gain on the extinguishment of debt that was recognized in June 1997 in connection with the satisfaction of a limited recourse mortgage loan at a discount and nonrecurring other income of $112,000 and $507,000 for the three-month and six-month periods, ended June 30, 1997, respectively, income would have been unchanged for the comparable three-month periods and reflected an increase of approximately $300,000 for the comparable six-month periods.

The increase in income, as adjusted for nonrecurring items, for the six-month periods was due to an increase in income from equity investments and a decrease in interest expense. The increase in equity income was due to an increase in percentage rents in 1998 from the Company's participation in a lease for 13 Courtyard by Marriott hotels and lower interest expense on the related mortgage loan. The decrease in interest expense was due primarily to the effects of the continuing principal amortization of the Company's nonrecourse mortgage loans, and, to a lesser extent, the benefit of prepaying the first mortgage loan on the former Harvest Foods, Inc. properties in June 1997. For the comparable three-month periods, an increase in revenues and a decrease in interest expense offset moderate increases in general and administrative and property expenses. The increase in property expenses was primarily due to higher asset management and performance fees. The increase in these fees resulted from the increase in the appraised value of the Company's real estate assets from the prior year. Lease revenues (rental income and interest income) were stable for the comparable periods. Rent increases in 1997 and 1998 on leases with Bell Sports, Inc., Garden Ridge Corporation, Plexus Corporation and Childtime Childcare, Inc. as well as leases executed in 1997 and 1998 with The Kroger Co. and Affiliated Foods Southwest, Inc. for five properties formerly leased to Harvest Foods, Inc. offset the reduction that resulted from the termination of the Harvest master lease in March 1997. The Company continues to remarket six vacant former Harvest properties. As these properties are leased, lease revenues will increase and some or all of the carrying costs for the properties will be absorbed by the lessees.

FINANCIAL CONDITION:

There has not been any material change in the Company's financial condition since December 31, 1997. Cash flow from operations of $8,910,000, which increased by 14% from 1997, was sufficient to fund dividends of $7,023,000 and substantially all of the Company's scheduled mortgage principal payments of $1,908,000.

The Company has raised new equity of approximately $35,800,000 in 1998, including $34,800,000 (2,718,750 shares of common stock) issued to institutional investors, pursuant to the Company's private placement offering. The per share offering price of $12.80 is based on an independent appraisal of the Company's real estate assets at December 31, 1997. As a result of raising capital, the Company's cash balance had increased to $38,822,000 at June 30, 1998. The Company will use such funds to purchase additional properties and to complete a build-to-suit facility leased to Omnicom Group, Inc. under construction in Los

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
                                    Continued


Angeles, California and fund tenant improvements at a second property leased to Omnicom. Upon completion of the new facility and funding of the tenant allowance, annual rent from Omnicom will increase by approximately $2,380,000, if all committed funds are used.

      Mortgage loans of $5,690,000 on properties leased to Big V Holding Corp. and Q Clubs, Inc. matured in July 1998 and have been paid. The Company intends to place new limited recourse mortgages on the properties at a later date. The Company will seek such refinancing at such time as current cash balances are invested in new properties.

      In June 1998, the shareholders of the Company approved a proposal to amend the Company's Advisory Agreement to allow the Company to pay its asset management and performance fees in common stock rather than cash. As a result of this amendment to the Advisory Agreement, the Company intends to fulfill the obligation related to such fees by issuing common stock. The performance fee is expected to be paid in the near future. Paying fees through the issuance of common stock rather than in cash will enhance the Company's liquidity and increase the Company's net worth by replacing liabilities with equity. The Company believes that the resulting increase in the Advisor's ownership in the Company will cause the interests of the Advisor and the Company's shareholders to become more closely aligned. The stock issued to the Advisor will be valued at a per share amount determined pursuant to an independent appraisal of the Company's real estate assets as of the end of the most recent fiscal year. As of June 30, 1998, unpaid asset management and performance fees were $8,713,000.

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes accounting standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products, geographic area and major customers. The statement is effective for financial periods beginning after December 15, 1997, however, SFAS No. 131 does not need to be applied to interim financial statements in 1998. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact, if any, of SFAS No. 131 and SFAS No. 133.

      The Company's Advisor has responsibility for maintaining the Company's books and records. An affiliate of the Advisor services the computer systems used for maintaining such books and records. In its preliminary assessment of Year 2000 issues, the affiliate believes that such issues will not have a material effect on the Company's operations, however, such assessment has not been completed. The Company relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that may affect the Company.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES




                                     PART II


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



             An annual Shareholders meeting was held on June 10, 1998, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:

                                           Total             Shares            Shares             Shares
      Name Of Director                 Shares Voting        Voting Yes        Voting No         Abstaining
      ----------------                 -------------        ----------        ---------         ----------
      William P. Carey                   9,939,236           9,764,024           68,590           106,622
      Charles C. Townsend, Jr.           9,939,236           9,816,162           16,452           106,622
      Ralph G. Coburn                    9,939,236           9,787,738           44,876           106,622
      George E. Stoddard                 9,939,236           9,782,208           50,406           106,622
      Warren G. Wintrub                  9,939,236           9,827,914            4,700           106,622
      Thomas E. Zacharias                9,939,236           9,825,714            6,900           106,622


             An amendment to the Company's Advisory Agreement was approved which allows the Company, with the consent of the Advisor, to pay fees to its Advisor through issuance of common stock.

                                 Total         Shares      Shares      Shares
                             Shares Voting   Voting Yes  Voting No   Abstaining
                             -------------   ----------  ---------   ----------
                               9,939,236     8,667,314    766,258     505,664


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:

             None.


      (b) Reports on Form 8-K:


                  During the quarter ended June 30, 1998, the Company was not required to file any reports on Form 8-K.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES





                                   SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                              AND SUBSIDIARIES





        08/10/98                  By:   /s/ Steven M. Berzin
        --------                        -----------------------------------
           Date                             Steven M. Berzin
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



        08/10/98                  By:   /s/ Claude Fernandez
        --------                        -----------------------------------
           Date                             Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)