Form 10-Q
period 1998-09-30
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 1998-11-12
CIK 873394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998

                                       or

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


        20,556,676 shares of common stock; $.001 Par Value outstanding at
                                November 9, 1998.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                                      INDEX


                                                                            Page No.
                                                                            --------
 PART I

 Item 1. - Financial Information*

          Condensed Consolidated Balance Sheets, as of December 31, 1997
          and September 30, 1998                                                2

          Condensed Consolidated Statements of Income for the three and
          nine months ended September 30, 1997 and 1998                         3

          Condensed Consolidated Statements of Comprehensive Income
          for the three and nine months ended September 30, 1997 and 1998       4

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1997 and 1998                         5

          Notes to Condensed Consolidated Financial Statements                 6-9


 Item 2. - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                10-12


 PART II - Other Information


 Item 4. - Submission of Matters to a Vote of Security Holders                  13

 Item 6. - Exhibits and Reports on Form 8-K                                     13

 Signatures                                                                     14


* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        December 31,          September 30,
                                                            1997                  1998
                                                        -------------         -------------
                                                            (Note)             (Unaudited)
      ASSETS:

Land and buildings ,
   net of accumulated depreciation of
   $11,396,602 at December 31, 1997 and
   $13,989,152 at September 30, 1998                    $ 180,075,131         $ 195,616,575
Net investment in direct financing leases                  94,235,594            94,794,344
Equity investments                                         22,835,403            23,523,362
Cash and cash equivalents                                  17,331,710            34,028,131
Other assets                                                6,007,626             4,245,435
                                                        -------------         -------------
        Total assets                                    $ 320,485,464         $ 352,207,847
                                                        =============         =============

      LIABILITIES:
Limited recourse mortgage notes payable                 $ 154,348,585         $ 145,741,777
Accrued interest payable                                    1,248,886             1,334,831
Accounts payable and accrued expenses                         523,821               604,515
Accounts payable to affiliates                              8,483,741            10,226,957
Dividends payable                                           3,466,189             4,161,284
Prepaid rental income and security deposits                 1,053,186               719,235
                                                        -------------         -------------
        Total liabilities                                 169,124,408           162,788,599
                                                        -------------         -------------

Minority interest                                           4,988,932             5,312,858
                                                        -------------         -------------

Commitments and contingencies

      SHAREHOLDERS' EQUITY:

Common stock, $.001 par value;
  authorized, 40,000,000 shares; issued and
  outstanding, 17,440,556 and 20,738,810 shares
  at December 31, 1997 and September 30, 1998                  17,440                20,738
Additional paid-in capital                                159,636,566           201,382,997
Dividends in excess of accumulated earnings               (11,549,928)          (14,457,453)
Unrealized appreciation (depreciation),
   marketable securities                                      638,539               (34,450)
                                                        -------------         -------------
                                                          148,742,617           186,911,832
Less, common stock in treasury, at cost, 241,404
   and 283,497 shares at December 31,
   1997 and September 30, 1998                             (2,370,493)           (2,805,442)
                                                        -------------         -------------
        Total shareholders' equity                        146,372,124           184,106,390
                                                        -------------         -------------
        Total liabilities and
          shareholders' equity                          $ 320,485,464         $ 352,207,847
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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  Three Months Ended                      Nine Months Ended
                                        September 30, 1997   September 30, 1998   September 30, 1997   September 30, 1998
                                        ------------------   ------------------   ------------------   ------------------
Revenues:
  Rental income                            $  5,413,361         $  5,478,533         $ 16,408,806         $ 16,613,239
  Interest from direct
   financing leases                           2,770,775            2,760,900            8,462,405            8,328,824
  Other interest income                          90,135              463,105              449,956              860,540
  Other income                                    5,000                                   512,298                9,996
                                           ------------         ------------         ------------         ------------
                                              8,279,271            8,702,538           25,833,465           25,812,599
                                           ------------         ------------         ------------         ------------
Expenses:
  Interest                                    3,521,131            3,343,336           10,703,750           10,256,561
  Depreciation                                  867,163              864,309            2,572,021            2,592,550
  General and administrative                    668,702              765,281            1,921,079            1,926,327
  Property expenses                           1,136,218            1,461,914            3,656,851            4,199,033
  Amortization                                   81,185               41,850              242,038              132,825
                                           ------------         ------------         ------------         ------------
                                              6,274,399            6,476,690           19,095,739           19,107,296
                                           ------------         ------------         ------------         ------------
     Income before minority
       interest, income from
       equity investments,
       net gain on sales and
       extraordinary item                     2,004,872            2,225,848            6,737,726            6,705,303

Minority interest in income                    (199,293)            (203,972)            (574,590)            (605,361)
                                           ------------         ------------         ------------         ------------

     Income before income
       from equity investments,
       net gain on sales and
       extraordinary item                     1,805,579            2,021,876            6,163,136            6,099,942

Income from equity
  investments                                   751,593              759,007            2,381,881            2,483,739
                                           ------------         ------------         ------------         ------------

     Income before net gain
       on sales and
       extraordinary item                     2,557,172            2,780,883            8,545,017            8,583,681

Gain on sale of real estate and
  sales of securities, net                      141,131                                   141,131
                                           ------------         ------------         ------------         ------------

     Income before
       extraordinary item                     2,698,303            2,780,883            8,686,148            8,583,681

Extraordinary gain on
  extinguishment of debt                                                                  427,448

     Net income                            $  2,698,303         $  2,780,883         $  9,113,596         $  8,583,681
                                           ============         ============         ============         ============

Basic earnings per share:
   Income before extraordinary item        $        .16         $        .14         $        .52         $        .47
   Extraordinary item                                                                                              .03
                                           ------------         ------------         ------------         ------------
                                           $        .16         $        .14         $        .55                  .47
                                           ============         ============         ============         ============
Diluted earnings per share:
   Income before extraordinary item        $        .16         $        .14         $        .52                  .46
   Extraordinary item                                                                         .02
                                           ------------         ------------         ------------         ------------

                                           $        .16         $        .14         $        .54                  .46
                                           ============         ============         ============         ============
Weighted average common
  shares outstanding-basic                   16,841,048           20,304,615           16,733,273           18,462,871
                                           ============         ============         ============         ============

Weighted average common
  shares outstanding-diluted                 17,004,633           20,570,370           16,800,385           18,728,626
                                           ============         ============         ============         ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                  Three Months Ended                           Nine Months Ended
                                      September 30, 1997      September 30, 1998     September 30, 1997     September 30, 1998
                                      ------------------      ------------------     ------------------     ------------------
Net income                                $ 2,698,303            $ 2,780,883             $ 9,113,596            $ 8,583,681


Other comprehensive income:
   Change in unrealized
   appreciation(depreciation),
   marketable securities
   during the period                          211,867             (1,034,907)                602,869               (672,989)
                                          -----------            -----------             -----------            -----------


  Comprehensive income                    $ 2,910,170            $ 1,745,976             $ 9,716,465            $ 7,910,692
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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                 -------------------------------------
                                                                                     1997                     1998
                                                                                 ------------             ------------
Cash flows from operating activities:
  Net income                                                                     $  9,113,596             $  8,583,681
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                   2,814,059                2,725,375
    Income from equity investments in excess of dividends
      and distributions received                                                     (619,671)                (687,959)
    Minority interest in income in excess of distributions
     paid to minority interest                                                        311,838                  323,926
    Straight-line rent adjustments and other
     noncash rent adjustments                                                        (575,863)                (505,018)
    Provision for uncollected rent                                                                             341,572
    Net gain on sales of securities and real estate                                  (141,131)
    Extraordinary gain on extinguishment of debt                                     (427,448)
    Net change in operating assets and liabilities                                    711,873                1,972,903
                                                                                 ------------             ------------
     Net cash provided by operating activities                                     11,187,253               12,754,480
                                                                                 ------------             ------------

Cash flows from investing activities:
    Purchase of real estate and additional capitalized costs                                               (17,969,920)
    Proceeds from sale of real estate                                               1,194,273
    Purchase of marketable securities                                                (429,750)
                                                                                 ------------             ------------
     Net cash provided by (used in) investing activities                              764,523              (17,969,920)
                                                                                 ------------             ------------

Cash flows from financing activities:
    Purchases of treasury stock                                                    (1,410,466)                (434,949)
    Prepayment of mortgage payable                                                 (3,850,000)              (5,690,312)
    Proceeds from stock issuance, net of costs                                      1,861,591               41,749,729
    Payments of mortgage principal                                                 (2,711,924)              (2,916,496)
    Dividends paid                                                                (10,243,571)             (10,796,111)
                                                                                 ------------             ------------
     Net cash (used in) provided by financing activities                          (16,354,370)              21,911,861
                                                                                 ------------             ------------

     Net (decrease) increase in cash and cash equivalents                          (4,402,594)              16,696,421

Cash and cash equivalents, beginning of period                                     15,740,583               17,331,710
                                                                                 ------------             ------------

     Cash and cash equivalents, end of period                                    $ 11,337,989             $ 34,028,131
                                                                                 ============             ============

Supplemental disclosure of cash flows information:

     Interest paid                                                               $ 10,691,303             $ 10,170,616
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


Note 2.   Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month and nine-month periods ended September 30, 1997 and 1998 were calculated as follows:

                                                    Income Available       Weighted Average      Per-Share
                                                 to Common Shareholders   Shares Outstanding       Amount
                                                 ----------------------   ------------------       ------
Three-months ended September 30, 1997:

Basic earnings per common share                         $2,698,303            16,841,048            $.16
                                                        ==========                                  ====

Effect of dilutive securities-stock warrants                                     163,585
                                                                              ----------

Diluted earnings per common share                       $2,698,303            17,004,633            $.16
                                                        ==========            ==========            ====

Nine-months ended September 30, 1997:

Basic earnings per common share                         $9,113,596            16,733,273            $.55
                                                        ==========                                  ====

Effect of dilutive securities-stock warrants                                      67,112
                                                                              ----------

Diluted earnings per common share                       $9,113,596            16,800,385            $.54
                                                        ==========            ==========            ====

Three-months ended September 30, 1998:

Basic earnings per common share                         $2,780,883            20,304,615            $.14
                                                        ==========                                  ====

Effect of dilutive securities-stock warrants                                     265,755
                                                                              ----------

Diluted earnings per common share                       $2,780,883            20,570,370            $.14
                                                        ==========            ==========            ====

Nine-months ended September 30, 1998:

Basic earnings per common share                         $8,583,681            18,462,871            $.47
                                                        ==========                                  ====

Effect of dilutive securities-stock warrants                                     265,755
                                                                              ----------

Diluted earnings per common share                       $8,583,681            18,728,626            $.46
                                                        ==========            ==========            ====

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 3.   Transactions with Related Parties:

The Advisor performs multiple services including providing the management and administration of the Company for which it is entitled to receive asset management and performance fees and certain general and administrative expense reimbursements. For the three-month and nine-month periods ended September 30, 1997, the Company incurred asset management fees of $518,750 and $1,556,250, respectively. For the three-month and nine-month periods ended September 30, 1998, the Company incurred asset management fees of $533,750 and $1,601,250, respectively. Subordinated performance fees were in like amounts. General and administrative expense reimbursements were $265,599 and $835,685 for the three-month and nine-month periods ended September 30, 1997, respectively, and $382,071 and $854,265 for the three-month and nine-month periods ended September 30, 1998, respectively.

On June 10, 1998, the Company's shareholders approved a proposal to allow the Company, subject to the consent of the Advisor, to pay fees to the Advisor in Company stock instead of cash. Stock issued to the Advisor in lieu of cash will be subject to certain restrictions and will vest ratably over five years. The Company currently intends to pay all accrued performance fees in Company stock at such time as the preferred return criterion of a cumulative dividend return to shareholders of 8% is met, or shortly thereafter. The Company expects to meet the preferred return criterion in 1999. The value per share for shares issued will be based on a per share value determined pursuant to the an independent appraisal of the Company's real estate assets as of December 31, 1998. As of September 30, 1998, accrued asset management and performance fees were approximately $9,240,000.

In connection with the Company's private placement of common stock to institutional investors, W. P. Carey & Co., Inc., an affiliate, receives a 3% fee in the form of warrants to purchase Company common stock in lieu of cash. In January 1998, the Board of Directors of the Company approved a fee of $270,000 relating to $9,000,000 of capital raised in 1997 from institutional investors. The warrants are exercisable at $11.90 per share, the price at which the stock was sold, for a ten-year period. The number of warrants corresponding to the fee approved by the Board of Directors has not yet been determined. Such determination will be made by an independent consultant retained by the Board of Directors for such purpose. Since the fees are directly related to raising capital, the related cost has been charged to additional paid-in capital. The Company has raised an additional $39,800,000 of equity pursuant to the private placement in 1998.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine-month periods ended September 30, 1997 and 1998 were $170,855 and $157,858 respectively.

Note 4.   Dividends:

Dividends paid to shareholders during the nine months ended September 30, 1998 are summarized as follows:

         Quarter Ended                Paid          Per Share
         -------------                ----          ---------
       December 31, 1997           $3,466,189        $.20600

       March 31, 1998              $3,556,777        $.20620

       June 30, 1998               $3,773,145        $.20622

On September 24, 1998, the Board of Directors declared a dividend at the rate of $.002246 per share per day for each day of the period from and including July 1, 1998 through September 30, 1998. Dividends totalling $4,161,284 were paid on October 15, 1998. The dividend declared in September, 1998 has been recorded in the accompanying condensed consolidated financial statements as a dividend payable.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 5.   Industry Segment Information:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues are as follows:

                                                        1997                    1998
                                                        ----                    ----
Per Statements of Income:
   Rental income from operating leases              $ 16,408,806             $ 16,613,239
   Interest from direct financing leases               8,462,405                8,328,824

Adjustments:
   Share of leasing revenue applicable
     to minority interest                             (1,345,934)              (1,341,940)
   Share of leasing revenue from equity
     investments                                       5,313,094                5,361,055
                                                    ------------             ------------
                                                    $ 28,838,371             $ 28,961,178
                                                    ============             ============

For the nine-month periods ended September 30, 1997 and 1998, the Company earned its lease revenues on its investments from the following lease obligors:

                                                       1997                  %                 1998                  %
                                                    -----------         -----------         -----------         -----------
Marriott International, Inc. (a)                    $ 3,341,438                  12%        $ 3,389,399                  12%
Best Buy Co., Inc. (b)                                2,291,725                   8           2,284,924                   8
Neodata Corporation                                   1,763,183                   6           1,764,520                   6
Lucent Technologies, Inc.                             1,389,621                   5           1,389,621                   5
Omnicom Group, Inc.                                   1,400,625                   5           1,363,125                   5
Big V Holding Corp.                                   1,286,109                   5           1,308,159                   5
Garden Ridge, Inc.                                    1,020,753                   4           1,069,596                   4
Barnes & Noble, Inc.                                  1,015,984                   4           1,033,778                   4
Michigan Mutual Insurance Company                     1,020,798                   4           1,022,079                   4
The Upper Deck Company (a)                              989,906                   3             989,906                   3
Gensia, Inc. (a)                                        981,750                   3             981,750                   3
Merit Medical Systems, Inc.                             977,468                   3             977,468                   3
Q Clubs, Inc.                                           966,656                   3             966,656                   3
Del Monte Corporation                                   964,688                   3             964,688                   3
Lincoln Technical Institute of Arizona, Inc.            853,318                   3             905,215                   3
Plexus Corp.                                            826,367                   3             888,307                   3
Waban, Inc./BJ's Warehouse Club                         838,767                   3             838,767                   3
Wal-Mart Stores, Inc.                                   781,227                   3             823,668                   3
Bell Sports Corp.                                       778,909                   3             798,246                   3
Custom Food Products, Inc.                              651,216                   2             651,288                   2
Detroit Diesel Corporation                              633,750                   2             633,750                   2
Nicholson Warehouse, L.P.                               603,415                   2             603,866                   2
GATX Logistics, Inc.                                    596,170                   2             596,170                   2
Superior Telecommunications, Inc.                       499,458                   2             494,106                   2
Childtime Childcare, Inc.                               432,214                   2             456,642                   2
Petsmart, Inc.                                          361,975                   1             369,414                   1
Other                                                   253,802                                 363,024                   1
Hibbett Sporting Goods, Inc.                            356,838                   1             356,838                   1
Oshman Sporting Goods, Inc.                             336,706                   1             341,678                   1
CalComp Technology, Inc.                                331,775                   1             334,530                   1
Harvest Foods, Inc.                                     291,760                   1
                                                    -----------         -----------         -----------         -----------
                                                    $28,838,371                 100%        $28,961,178                 100%
                                                    ===========         ===========         ===========         ===========

(a) Represents the Company's proportionate share of lease revenues attributable to its equity investment.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



(b) Net of amounts applicable to the minority interest of Corporate Property Associates 12 Incorporated.



Note 6.  Equity Investments:

The Company owns an approximate 23.68% interest in Marcourt Investments Incorporated ("Marcourt"), a real estate investment trust that net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc., a 50% interest in Gena Property Company ("GENA"), a general partnership that net leases two office buildings to Gensia, Inc., and a 50% interest in Cards Limited Liability Company ("Cards LLC"), a limited liability company that net leases two office buildings to The Upper Deck Company. Summarized financial information of Marcourt, GENA and Cards LLC is as follows:

(in thousands)

                                 Marcourt                               Gena                                Cards LLC
                 -------------------------------------  -------------------------------------  -------------------------------------
                 December 31, 1997  September 30, 1998  December 31, 1997  September 30, 1998  December 31, 1997  September 30, 1998
                 -----------------  ------------------  -----------------  ------------------  -----------------  ------------------
Assets                $149,413           $149,216           $ 21,710           $ 21,020           $ 26,729           $ 26,596
Liabilities            102,826            100,218             11,671             10,752             15,511             15,293
Owners' equity          46,587             48,998             10,039             10,268             11,218             11,303

                                                                           Nine Months Ended
                                      ----------------------------------------------------------------------------------------------
                                                  September 30, 1997                                September 30, 1998
                                      ------------------------------------------         -------------------------------------------
                                      Marcourt           GENA           Cards LLC        Marcourt           GENA           Cards LLC
                                      --------         --------         --------         --------         --------         --------
Revenues                              $ 14,223         $  1,964         $  1,980         $ 14,321         $  1,964         $  1,980
Interest                                (8,046)            (695)            (934)          (7,825)            (659)            (921)
Depreciation                                               (346)                                              (346)
Other expenses                             (88)              (2)              (2)             (87)              (2)              (2)
                                      --------         --------         --------         --------         --------         --------
   Net income                         $  6,089         $    921         $  1,044         $  6,409         $    957         $  1,057
                                      ========         ========         ========         ========         ========         ========

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



    The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of September 30, 1998 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.


RESULTS OF OPERATIONS:


    Net income for the three-month period ended September 30, 1998 increased by $83,000 as compared with net income for the three-month period ended September 30, 1997. Excluding a gain from the sale of properties in the prior year three-month period, the current year would have reflected an increase of $224,000. The decrease in net income of $530,000 for the nine-month period ended September 30, 1998 as compared with the nine-month period ended September 30, 1997 was due to several items that benefited net income in 1997. In addition to the gain on sale of properties mentioned above, the Company recognized an extraordinary gain of $427,000 in connection with the satisfaction of a limited recourse mortgage loan at a discount and nonrecurring other income items totaling $512,000. Excluding these items, the results of operations would have reflected an increase of $541,000.

    The increases in income, as adjusted for nonrecurring items and gains, were primarily due to a decrease in interest expense and an increase in other interest income. The decrease in interest expense was due to the satisfaction of a limited recourse mortgage loan on the former Harvest Foods, Inc. properties in June 1998, the payoff of two loans in 1998, as well as lower balances on the Company's remaining mortgages resulting from payment of scheduled mortgage principal installments. Solely as a result of the satisfaction of the two loans in 1998, annual debt service will decrease by approximately $583,000. The increase in other interest income resulted from the Company's holding higher average cash balances in 1998.

    Lease revenues (rental income and interest income from direct financing leases) were stable as rent increases have offset a decrease in revenue that resulted from the March 1997 termination of the Harvest Foods lease. As of October 1998, a new lease with Omnicom Group, Inc. on a build-to-suit project for a property in Los Angeles, California and the amendment of an existing lease with Omnicom will increase annual rent by up to $2,380,000. In September 1998 the Company entered into a new lease for a former Harvest Foods property that had been vacant since March 1997. The new lease has a term of five years and will initially provide annual rent of $66,000. The lessee will also assume the obligation of all utility costs and maintenance and repairs. If any of the five currently vacant properties formerly leased to Harvest Foods that are currently vacant are leased, lease revenues will increase and some or all of the carrying costs for those properties may be absorbed by the lessees.


FINANCIAL CONDITION:


There has been no material change in the Company's financial condition since December 31, 1997. Cash flow from operations of $12,754,000 was sufficient to pay dividends of $10,796,000. A portion of scheduled mortgage principal payment installments of $2,916,000 was paid from cash reserves.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
                                    Continued


    The Company's cash balances have increased by $16,696,000 since December 31, 1997. The Company has raised approximately $41,750,000 of equity in 1998, including $39,800,000 from the sale of 3,108,875 shares of common stock issued to institutional investors pursuant to the Company's private placement offering. The per share offering price of $12.80 is based on an independent appraisal of the Company's real estate assets at December 31, 1997. The Company will use the funds raised to purchase additional property, to complete the Omnicom build -to-suit project and possibly to pay off mortgage debt with relatively high interest rates. The Company has funded $17,929,000 of the Omnicom improvements since December 31, 1997. Approximately $9,296,000 will be used to complete the funding of the Omnicom project. The Company has used $5,690,000 to satisfy balloon payment obligations on mortgage loans that matured during the year. The Company may seek to refinance the properties that had collateralized the maturing loans. A balloon payment of $6,910,000 is scheduled in January, 1999 on a limited recourse mortgage loan collateralized by six properties leased to Wal-Mart Stores, Inc. If the Company does not refinance the loan, it has the ability to pay the balloon payment from its cash reserves.

    In June 1998, the shareholders of the Company approved a proposal to amend the Company's Advisory Agreement to allow the Company, with the Advisor's consent, to pay its asset management and performance fees in common stock rather than cash. As a result of this amendment to the Advisory Agreement, the Company intends to fulfill the obligation related to such fees by issuing common stock. The Company expects to meet the cumulative preferred return criterion in 1999, and unpaid asset management fees which currently aggregate $9,240,000 will be satisfied at that time. Paying fees through the issuance of common stock rather than in cash will enhance the Company's liquidity and strengthen the Company's balance sheet. The Company believes that the resulting increase in the Advisor's ownership in the Company will more closely align the interests of the Advisor and Company shareholders. The stock issued to the Advisor will be valued at a per share amount determined pursuant to an independent appraisal of the Company's real estate assets as of December 31, 1998.

    The so-called "Year 2000 issue" is the name that has been given to the series of problems that have resulted or may result from computer programs having been written using two digits rather than four to define a year. For example, any program that has time-software may recognize a date using "00" as the year 1900 rather than 2000. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. The Company has no computer systems of its own, but is dependent upon the systems maintained by an affiliate of its Advisor and certain other third parties including its bank and transfer agent.

    The Company and its affiliates are actively evaluating their readiness relating to the Year 2000 issue. In 1998, the Company, its Advisor, and affiliates commenced an assessment of their local area network of personal computers and related equipment and are in the process of replacing or upgrading the equipment that has been identified as not being Year 2000 compliant. The program is expected to be completed in the first or second quarter of 1999. The Company and its affiliates have also engaged outside consultants experienced in detecting and addressing Year 2000 issues, and they will continue to research and test the affiliate's applications and systems.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
                                    Continued


    At the same time, the Company, its Advisor, and affiliates are evaluating all of their applications software, all of which are commercial "off the shelf" programs that have not been customized. During 1998, the Company commenced a project to select a comprehensive integrated real estate accounting and asset management software package to replace its existing applications. A commercial Windows-based integrated accounting and asset management based application is being tested and is scheduled to be installed during the second or third quarter of 1999. This software has been designed to use four digits to define a year. Because the Company's primary operations consist of investing in and receiving rents on long-term net leases of real estate, while the failure of the Advisor and its affiliates to correct fully Year 2000 issues could disrupt its administrative operations, the resulting disruptions would not likely have a material impact on the Company's results of operations, financial condition or liquidity. Contingency plans to address potential disruptions are in the process of being developed. The Company's share of costs associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The Company's share of the estimated total cost of the Year 2000 project is expected to be approximately $146,000.

    Although the Company believes that it will address its internal Year 2000 issues in a timely manner, there is a risk that the inability of third-party suppliers and lessees to meet Year 2000 readiness issues could have an adverse impact on the Company. The Company and its affiliates have identified their critical suppliers and are requiring that these suppliers communicate their plans and progress in addressing Year 2000 readiness. The most critical processes provided by third-party suppliers are the Company's bank and transfer agent. The Company's operations may be significantly affected if such providers are ineffective or untimely in addressing Year 2000 issues.

    The Company contacted each of its lessees regarding Year 2000 readiness and has emphasized the need to address Year 2000 issues. Generally, lessees are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, the Company believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by lessees rather than the Company. The major risk to the Company is that Year 2000 issues have such an adverse effect on the financial condition of a lessee that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, the Company may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                                     PART II


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


             During the quarter ended September 30, 1998, no matters were submitted to a vote of Security Holders.





Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits:

               None.


      (b)      Reports on Form 8-K:


               During the quarter ended September 30, 1998, the Company was not required to file any report on Form 8-K.

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


        11/9/98                   By:   /s/ Steven M. Berzin
          Date                              Steven M. Berzin
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



        11/9/98                   By:   /s/ Claude Fernandez
          Date                              Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)