Form 10-Q/A
period 1998-09-30
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 1998-11-19
CIK 873394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
(Mark One)

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

 PART I


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

      Lease revenues (rental income and interest income from direct financing leases) were stable as rent increases have offset a decrease in revenue that resulted from the March 1997 termination of the Harvest Foods lease. As of October 1998, a new lease with Omnicom Group, Inc. on a build-to-suit project for a property in Los Angeles, California and the amendment of an existing lease with Omnicom will increase annual rent by up to $2,380,000.. If any of the six currently vacant properties formerly leased to Harvest Foods are leased, lease revenues will increase and some or all of the carrying costs for those properties may be absorbed by the lessees.


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





           11/17/98                   By:     /s/ Steven M. Berzin
           --------                           ----------------------------------
             Date                                 Steven M. Berzin
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



           11/17/98                   By:     /s/ Claude Fernandez
           --------                           ----------------------------------
             Date                                 Claude Fernandez
                                                  Executive Vice President and
                                                  Chief Administrative Officer
                                                  (Principal Accounting Officer)