Form 10-K405
period 1998-12-31
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 1999-03-29
CIK 873394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                       of

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                     CIP(R)

                             A MARYLAND CORPORATION
                   IRS Employer Identification No. 13-3602400
                             SEC File Number 0-20016


                              50 ROCKEFELLER PLAZA,
                            NEW YORK, NEW YORK 10020
                                 (212) 492-1100


CIP(R) has SHARES OF COMMON STOCK registered pursuant to Section 12(g) of the
Act.


CIP(R) is not registered on any exchanges.


CIP(R) does not have any Securities registered pursuant to Section 12(b) of the Act.


CIP(R) is unaware of any delinquent filers pursuant to Item 405 of Regulation
S-K.


CIP(R) (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


CIP(R) has no active market for common stock at March 24, 1999.
Non-affiliates held 20,950,980 shares of common stock, $.001 Par Value outstanding at March 24, 1999.

                                     PART I


Item 1. Business.

     Carey Institutional Properties Incorporated ("CIP(R)") is a Real Estate Investment Trust ("REIT") that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 1998, CIP(R)'s portfolio consisted of 94 properties leased to 35 tenants and totaling more than 8.5 million square feet.

     CIP(R)'s core investment strategy is to purchase and own properties leased to a variety of companies on a single tenant, net lease basis. These leases generally place the economic burden of ownership on the tenant by requiring them to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses.

     CIP(R) also generally includes in its leases:

     o clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index or other indices or, when appropriate, increases tied to the volume of sales at the property;

     o covenants restricting the activity of the tenant to reduce the risk of a change in credit quality;

     o    indemnification of CIP(R) for environmental and other liabilities;

     o    guarantees from parent companies or other entities.

     CIP(R) was formed as a Maryland corporation on February 15, 1991. Between August 1991 and August 1993, CIP(R) sold a total of 14,167,581 shares of common stock for a total of $141,675,810 in gross offering proceeds. In 1995, CIP(R)'s board of directors authorized a private placement of common stock. Through December 31, 1998, CIP(R) has issued a total of 6,250,262 shares for a total of $74,440,000 in connection with the private placement. Through December 31, 1998, CIP(R) has also issued 628,575 shares through its dividend reinvestment plan. These proceeds have been combined with limited recourse mortgage debt to purchase CIP(R)'s property portfolio. As a real estate investment trust, CIP(R) is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

     Carey Property Advisors provides both strategic and day-to-day management for CIP(R), including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Property Advisors also provides office space and other facilities for CIP(R). Carey Property Advisors has dedicated senior executives in each area of its organization so that CIP(R) functions as a fully integrated operating company. CIP(R) pays asset management fees to Carey Property Advisors and pays certain transactional fees. CIP(R) also reimburses Carey Property Advisors for certain expenses. Carey Property Advisors also serves in this capacity for Corporate Property Associates 10 Incorporated, Corporate Property Associates 12 Incorporated and Corporate Property Associates 14 Incorporated.

     CIP(R)'s principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of January 25, 1999, CIP(R) had no employees. An affiliate of Carey Property Advisors employs 20 individuals who perform services for CIP(R).


BUSINESS OBJECTIVES AND STRATEGY

     CIP(R)'s objectives are to:

     o pay quarterly dividend at an increasing rate that for taxable shareholders may be partially free from current taxation;

     o purchase and own a portfolio of real estate that will increase in value; and

     o increase the equity in its real estate by making regular mortgage principal payments.

     CIP(R) seeks to achieve these objectives by purchasing and holding industrial and commercial properties each net leased to a single corporate tenant. CIP(R)'s portfolio is diversified by geography, property type and by tenant.

RECENT DEVELOPMENTS

     On March 30, 1998, CIP(R) purchased a property in Los Angeles, California, entered into a net lease with Omnicom Group, Inc. for that property and amended an existing lease for another property leased to Omnicom. The purchase price of the new Omnicom property was $10,525,130 with a commitment to fund $12,000,000 of improvements. In addition, CIP(R) committed to fund tenant improvements for $4,700,000 at the existing property. CIP(R) fulfilled these funding commitments in October 1998. The lease for the new Omnicom property has an initial term of 20 years with two ten-year renewal terms at Omnicom's option. The term of the existing lease was extended through September 2010 and also provides for two ten-year renewal terms at Omnicom's option. As of October 1, 1998, annual base rent for the two properties increased to $4,197,023. Prior to the modification, annual rent at the existing property was $1,817,000. Rent increases on both leases are scheduled every four years based on increases in the Consumer Price Index, with each increase capped at 10.25%. Omnicom has been granted at option to purchase the new property at the end of the initial term at fair value but no less than a minimum exercise price of $26,000,000.

     On December 23, 1998, CIP(R) obtained $18,400,000 of limited recourse mortgage financing on the new property. The mortgage loan has an annual interest rate of 6.95% and will provide initially for interest only payments through October 2002 and will amortize fully thereafter over sixteen years.

     On December 22, 1998, through a 33 1/3% interest in a limited liability company that was formed with two affiliates, CIP(R) purchased land and buildings in Sunnyvale, California and entered into a net lease with Advanced Micro Devices, Inc. ("AMD"). The total purchase price of the building was $95,287,958 with $68,250,000 of the financing provided through a limited recourse mortgage loan. CIP(R)'s equity contribution, representing the purchase price less the mortgage financing, was $9,012,653. The AMD lease has an initial term of 20 years with two ten-year renewal terms at AMD's option. The lease provides for annual rent of $9,145,500 with rent increases every three years, with each rent increase capped at 6.903%. The loan has a ten-year term and provides for monthly payments of interest and principal based on a 30-year amortization schedule and an annual interest rate of 7.78%. CIP(R) will receive distributions from this investment representing approximately one-third of its annual operating cash flow (rent less mortgage debt service) which is currently estimated to be $1,066,000.

     In 1997, CIP(R)'s master lease for fifteen properties was terminated in connection with the bankruptcy petition of the tenant, Harvest Foods, Inc. During 1997, the Company re-leased five properties and sold three properties. During 1998, CIP(R) was able to lease one of the vacant properties and, in December 1998, and paid off at a substantial discount the remaining mortgage obligation on the properties. Management believes that, with the properties unencumbered by mortgage debt, CIP(R) has greater flexibility in remarketing the remaining six properties.

     In 1999, CalComp Technology, Inc., a tenant of a property in Austin, Texas, announced its intention to liquidate and stopped paying rent. A complaint has been filed against CalComp and CIP(R) is seeking a judgment for all unpaid and future rents plus associated costs. CIP(R) has also begun settlement discussions with CalComp in recognition of the fact that it is likely to take several months to secure a judgment. A potential settlement with CalComp could offset a reduction in rent from a replacement tenant as CalComp's rents are in excess of market rents for the property. Even though the limited recourse mortgage is in default, CIP(R) has continued to pay scheduled monthly debt service installments because management believes that the value of the property is at least equal to its carrying value and in excess of the current mortgage balance.

ACQUISITION STRATEGIES

     Carey Property Advisors has a well-developed process with established procedures and systems for acquiring net leased property on behalf of CIP(R). As a result of its reputation and experience in the industry and the contacts maintained by its professionals, Carey Property Advisors has a presence in the net lease market that has provided it with the opportunity to invest in a significant number of transactions on an ongoing basis. CIP(R) takes advantage of Carey Property Advisors' presence in the net lease market to build its portfolio. In evaluating opportunities for CIP(R), Carey Property Advisors carefully examines the credit, management and other attributes of the tenant and the importance of the property under consideration to the tenant's operations. Careful credit analysis is a crucial aspect of every transaction. CIP(R) believes that Carey Property Advisors has one of the most extensive underwriting processes in the industry and has an experienced staff of professionals involved with underwriting transactions. Carey Property Advisors seeks to identify those prospective tenants whose creditworthiness is likely to improve over time. CIP(R) believes that the experience of Carey Property Advisors' management in structuring sale-leaseback transactions to meet the needs of a prospective tenant enables Carey Property Advisors to obtain a higher return for a given level of risk than would typically be available by purchasing a property subject to an existing lease.

Carey Property Advisors' strategy in structuring its net lease investments for CIP(R) is to:

     o combine the stability and security of long-term lease payments, including rent increases, with the appreciation potential inherent in the ownership of real estate;

     o    enhance current returns by utilizing varied lease structures;

     o reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and

     o increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock.

FINANCING STRATEGIES

     Consistent with its investment policies, CIP(R) uses leverage when available on favorable terms. As of December 31, 1998, CIP(R) had approximately $160,255,000 in property level debt outstanding. These mortgages mature between 1999 and 2021 and have interest rates between 6.88% and 10.5%. Carey Property Advisors continually seeks opportunities and considers alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

TRANSACTION ORIGINATION

     In analyzing potential acquisitions, Carey Property Advisors reviews and structures many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential acquisition can be structured to satisfy CIP(R)'s acquisition criteria. The aspects of a transaction which are reviewed and structured by Carey Property Advisors include the following:

     o Tenant Evaluation. Carey Property Advisors subjects each potential tenant to an extensive evaluation of its credit, management, position within its industry, operating history and profitability. Carey Property Advisors seeks tenants it believes will have stable or improving credit. By leasing properties to these types of tenants, CIP(R)can generally charge rent that is higher than the rent charged to tenants with recognized credit and, thereby, enhance its current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of CIP(R)'s properties leased to that tenant will likely increase (if all other factors affecting value remain unchanged). Carey Property Advisors may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a letter of credit or a guaranty of lease obligations from the tenant's corporate parent. This credit enhancement provides CIP(R)with additional financial security.

     o Leases with Increasing Rents. Carey Property Advisors seeks to include clauses in CIP(R)'s leases that provide for increases in rent over the term of the leases. These increases are generally tied to increases in certain indices such as the consumer price index, in the case of retail stores, participation in gross sales above a stated level, mandated rental increases on specific dates and through other methods. CIP(R) seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term (other than reductions related to reductions in debt service).

     o Properties Important to Tenant Operations. Carey Property Advisors, on behalf of CIP(R), generally seeks to acquire properties with operations that are essential or important to the ongoing operations of the tenant. CIP(R) believes that these properties provide better protection in the event that tenants file for bankruptcy, because leases on properties essential or important to the operations of a bankrupt tenant are less likely to be rejected and terminated by a bankrupt tenant. Carey Property Advisors also seeks to assess the income, cash flow and profitability of the business conducted at the property, so that, if the tenant is unable to operate its business, CIP(R)can either continue operating the business conducted at the property or re-lease the property to another entity in the industry which can operate the property profitably.

     o Lease Provisions that Enhance and Protect Value. When appropriate, Carey Property Advisors attempts to include provisions in CIP(R)'s leases that require CIP(R)'s consent to certain tenant activity or require the tenant to satisfy certain operating tests. These provisions include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant and indemnification from the tenant against environmental and other contingent liabilities. Including these provisions in its leases enables CIP(R) to protect its investment from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to CIP(R) or could reduce the value of CIP(R)'s properties.

     o Diversification. Carey Property Advisors tries to diversify CIP(R)'s portfolio of properties to avoid dependence on any one particular tenant, type of facility, geographic location and tenant industry. By diversifying its portfolio, CIP(R) reduces the adverse effect on CIP(R) of a single underperforming investment or a downturn in any particular industry or geographic location.

     Carey Property Advisors employs a variety of other strategies and practices in connection with CIP(R)'s acquisitions. These strategies include attempting to obtain equity enhancements in connection with transactions. Typically, these equity enhancements involve warrants to purchase stock of the tenant to which the property is leased or the stock of the parent of the tenant. In certain instances, CIP(R) grants to the tenant a right to purchase the property leased by the tenant, but generally the option purchase price will be not less than the fair market value of the property. Carey Property Advisors' practices include performing evaluations of the physical condition of properties and performing environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition.

     As a transaction is structured, it is evaluated by the Chairman of the Investment Committee with respect to the potential tenant's credit, business prospects, position within its industry and other characteristics important to the long-term value of the property and the capability of the tenant to meet its lease obligations. Before a property is acquired, the transaction is reviewed by the Investment Committee to ensure that it satisfies CIP(R)'s investment criteria. Aspects of the transaction that are typically reviewed by the Investment Committee include the expected financial returns, the creditworthiness of the tenant, the real estate characteristics and the lease terms.

     The Investment Committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. Carey Property Advisors places special emphasis on having experienced individuals serve on its Investment Committee and does not invest in a transaction unless it is approved by the Investment Committee.

     CIP(R) believes that the Investment Committee review process gives it a unique, competitive advantage over other unaffiliated net lease companies because of the substantial experience and perspective that the Investment Committee has in evaluating the blend of corporate credit, real estate and lease terms that combine to make an acceptable risk.

     The following people serve on the Investment Committee:

     o George E. Stoddard, Chairman, was formerly responsible for the direct corporate investments of The Equitable Life Assurance Society of the United States and has been involved with the CPA(R) Programs for over 19 years.

     o Frank J. Hoenemeyer, Vice Chairman, was formerly Vice Chairman, Director and Chief Investment Officer of The Prudential Insurance Company of America. As Chief Investment Officer, Mr. Hoenemeyer was responsible for all of Prudential's investments, including stocks, bonds, private placements, real estate and mortgages.

     o Nathaniel S. Coolidge previously served as Senior Vice President - Head of Bond & Corporate Finance Department of the John Hancock Mutual Life Insurance Company. His responsibilities included overseeing $21 billion of Fixed income investments for Hancock, its affiliates and outside clients.

     o Lawrence R. Klein is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania and its Wharton School. Dr. Klein has been awarded the Alfred Nobel Memorial Prize in Economic Sciences and currently advises various governments and government agencies. Dr. Klein serves as an alternate member of the Investment Committee

ASSET MANAGEMENT

     CIP(R) believes that effective management of its net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.

     Carey Property Advisors monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of its properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. Carey Property Advisors reviews financial statements of its tenants and undertakes regular physical inspections of the condition and maintenance of its properties. Additionally, Carey Property Advisors periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

HOLDING PERIOD

     CIP(R) intends to hold each property it acquires for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation and after-tax return for the CIP(R) shareholders. If CIP(R)'s common stock is not listed for trading on a national securities exchange or included for quotation on Nasdaq, CIP(R) will generally begin selling properties within ten years after the proceeds of the public offering were substantially invested, subject to market conditions. The board of directors will make the decision whether to list the shares, liquidate or devise an alternative liquidation strategy which is likely to result in the greatest value for the shareholders.

COMPETITION

     CIP(R) faces competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. CIP(R) also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. CIP(R) believes its management's experience in real estate, credit underwriting and transaction structuring will allow CIP(R) to compete effectively for office and industrial properties.

ENVIRONMENTAL MATTERS

     Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste (collectively, "Hazardous Materials") releases on, under, in or from such property, and may be held liable to governmental entities or to third parties for certain damage and for investigation and cleanup costs incurred by such parties in connection with the release or threatened release of Hazardous Materials. Such laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of Hazardous Materials, and the liability under such laws has been interpreted to be joint and several under certain circumstances. CIP(R)'s leases often provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations.

     CIP(R) typically undertakes an investigation of potential environmental risks when evaluating an acquisition. Phase I assessments are performed by independent environmental consulting and engineering firms for all acquisitions. Where warranted, Phase II assessments are performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. CIP(R) may acquire a property which is known to have had a release of Hazardous Materials in the past, subject to a determination of the level of risk and potential cost of remediation. CIP(R) normally requires property sellers to indemnify it fully against any environmental problem existing as of the date of purchase. Additionally, CIP(R) often structures its leases to require the tenant to assume most or all responsibility for environmental compliance or environmental remediation relating to the tenants operations and to provide that non-compliance with environmental laws is deemed a lease default. In certain instances, CIP(R) may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of CIP(R) providing the protection. Such a contractual arrangement does not eliminate CIP(R)'s statutory liability or preclude claims against CIP(R) by governmental authorities or persons who are not a party to such an arrangement. Contractual arrangements in CIP(R)'s leases may provide a basis for CIP(R) to recover from the tenant damages or costs for which CIP(R) has been found liable.

INDUSTRY SEGMENT

     CIP(R) operates in one industry segment, investment in net leased real property. For the year ended December 31, 1998, Marriott International, Inc. represented 11% of lease revenues. No other tenant represented 10% or more of the total operating revenue of CIP(R).

FACTORS AFFECTING FUTURE OPERATING RESULTS

     The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") became effective in December 1995. The Act provides a "safe harbor" for companies which make forward-looking statements providing prospective information. The "safe harbor" under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

     CIP(R) wishes to take advantage of the "safe harbor" provisions of the Act and is therefore including this section in its Annual Report on Form 10-K. The statements contained in this Annual Report, if not historical, are forward-looking statements and involve risks and uncertainties which are described below that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words "anticipated," "expected," "intends," "seeks" or "plans" or words of similar meaning. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

     CIP(R)'s future results may be affected by certain risks and uncertainties including the following:

SINGLE TENANT LEASES INCREASES EXPOSURE TO FAILURE OF TENANT

     We focus our acquisition activities on net leased real properties or interests therein. Due to the fact that our net leased real properties are leased to single tenants, the financial failure of or other default by a tenant resulting in the termination of a lease is likely to cause a reduction in the operating cash flow of CIP(R) and might decrease the value of the property leased to such tenant.

DEPENDENCE ON MAJOR TENANTS

     Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our consolidated rental revenues. Our five largest tenants/guarantors, which occupy 34 properties, represent 36% of annualized revenues. The default, financial distress or bankruptcy of any of the tenants of such properties could cause interruptions in the receipt of lease revenues from such tenants and/or result in vacancies in the respective properties, which would reduce our revenues until the affected property is re-let, and could decrease the ultimate sale value of each such property. Upon the expiration of the leases that are currently in place, we may not be able to re-lease the vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing.

WE CAN BORROW A SIGNIFICANT AMOUNT OF FUNDS

     We have incurred, and may continue to incur, indebtedness (secured and unsecured) in furtherance of our activities. Neither the certificate of incorporation, bylaws nor any policy statement formally adopted by the board of directors limits either the total amount of indebtedness or the specified percentage of indebtedness (based upon the total market capitalization of CIP(R)) that may be incurred. Accordingly, we could become more highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.

POSSIBLE INABILITY TO REFINANCE BALLOON PAYMENT ON MORTGAGE DEBT

     A significant number of our properties are subject to mortgages with balloon payments. Scheduled balloon payments for the next five years are as follows:

     o    1999 - 13.8 million;

     o    2000 - 7.7 million;

     o    2001 - 4.1 million;

     o    2002 - 12.7 million; and

     o    2003 - 7 million;

Our ability to make such balloon payments will depend upon our ability either to refinance the mortgage related thereto, invest additional equity in the property or to sell the related property. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws.

THERE ARE UNCERTAINTIES RELATING TO LEASE RENEWALS AND RE-LETTING OF SPACE

     We will be subject to the risks that, upon expiration of leases, the premises may not be re-let or the terms of re-letting (including the cost of concessions to tenants) may be less favorable than current lease terms. If we are unable to re-let promptly all or a substantial portion of our properties or if the rental rates upon such re-letting were significantly lower than current rates, our net income and ability to make expected distributions to our shareholders would be adversely affected. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. Our scheduled lease expiration, as a percentage of annualized revenues for the next five years, are as follows:

     o    1999 - 0%

     o    2000 - 0%

     o    2001 - 0%

     o    2002 - 10%

     o    2003 - 0%

POSSIBLE LIABILITY RELATING TO ENVIRONMENTAL MATTERS

     We own industrial and commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on CIP(R):

     o Responsibility and liability for the cost of investigation and removal or remediation of hazardous substances released on our property, generally without regard to our knowledge or responsibility of the presence of the contaminants;

     o Liability for the costs of investigation and removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of such substances; and

     o Potential liability for common law claims by third parties based on damages and costs of environmental contaminants.

WE MAY BE UNABLE TO MAKE ACQUISITIONS ON AN ADVANTAGEOUS BASIS

     The consummation of any future acquisition will be subject to satisfactory completion of our extensive analysis and due diligence review and to the negotiation of definitive documentation. There can be no assurance that we will be able to identify and acquire additional properties or that we will be able to finance acquisitions in the future. In addition, there can be no assurance that any such acquisition, if consummated, will be profitable for us. If we are unable to consummate the acquisition of additional properties in the future, there can be no assurance that we will be able to increase the cash available for distribution to our shareholders.

WE MAY SUFFER UNINSURED LOSS

     We carry comprehensive liability, fire, extended coverage on most of our properties, with policy specifications and insured limits customarily carried for similar properties. However, there are certain types of losses (such as due to wars or acts of God) that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any such loss would adversely affect our financial condition. We believe that the properties are adequately insured in accordance with industry standards.

CHANGES IN MARKET INTEREST RATES COULD CAUSE OUR STOCK PRICE TO GO DOWN

     The trading prices of equity securities issued by real estate companies have historically been affected by changes in broader market interest rates, with increases in interest rates resulting in decreases in trading prices, and decreases in interest rates resulting in increases in such trading prices. An increase in market interest rates could therefore adversely affect the trading prices of any of our equity securities.

WE FACE INTENSE COMPETITION

     The real estate industry is highly competitive. Our principal competitors include national REITs, many of which are substantially larger and have substantially greater financial resources than us.

THE VALUE OF OUR REAL ESTATE IS SUBJECT TO FLUCTUATION

     We are subject to all of the general risks associated with the ownership of real estate. In particular, we face the risk that rental revenue from the properties will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. Additional real estate ownership risks include:

     o    Adverse changes in general or local economic conditions;

     o    Changes in supply of or demand for similar or competing properties;

     o    Changes in interest rates and operating expenses;

     o    Competition for tenants;

     o    Changes in market rental rates;

     o    Inability to lease properties upon termination of existing leases;

     o    Renewal of leases at lower rental rates;

     o Inability to collect rents from tenants due to financial hardship, including bankruptcy;

     o Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;

     o    Uninsured property liability;

     o    property damage or casualty losses;

     o Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws; and

     o    Acts of God and other factors beyond the control of our management.

OUR SYSTEMS MAY NOT BE YEAR 2000 COMPLIANT

     The "Year 2000 issue" refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to properly process dates. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. CIP(R) has no computer systems of its own, but is dependent upon the systems maintained by an affiliate of its Advisor and certain other third parties including its banks and transfer agent.

     CIP(R) and its affiliates are actively evaluating their readiness relating to the Year 2000 issue. In 1998, CIP(R), its Advisor, and affiliates commenced an assessment of their local area network of personal computers and related equipment and are in the process of replacing or upgrading the equipment that has been identified as not being Year 2000 compliant. The program is expected to be substantially completed in the second quarter of 1999. CIP(R) and its affiliates have also engaged outside consultants experienced in diagnosing systems and software applications and addressing Year 2000 issues, and with the help of these consultants currently are remediating as necessary.

     At the same time, CIP(R), its Advisor, and affiliates are evaluating their applications software, all of which are commercial "off the shelf" programs that have not been customized. During 1998, CIP(R) commenced a project to select a comprehensive integrated real estate accounting and asset management software package to replace its existing applications. A commercial Windows-based integrated accounting and asset management based application is being tested and is scheduled to be installed during the third quarter of 1999. This software has been designed to use four digits to define a year. Because CIP(R)'s primary operations consist of investing in and receiving rents on long-term net leases of real estate, while the failure of the Advisor and its affiliates to correct fully Year 2000 issues could disrupt CIP(R)'s administrative operations, the resulting disruptions would not likely have a material impact on CIP(R)'s results of operations, financial condition or liquidity. Contingency plans to address potential disruptions are in the process of being developed. CIP(R)'s share of costs associated with required modifications to become Year 2000 compliant is not expected to be material to CIP(R)'s financial position. CIP(R)'s share of the estimated total cost of the Year 2000 project is expected to be approximately $146,000, of which $97,000 has been incurred to date.

     Although CIP(R) believes that it will address its internal Year 2000 issues in a timely manner, there is a risk that the inability of third-party suppliers and lessees to meet Year 2000 readiness issues could have an adverse impact on CIP(R). CIP(R) and its affiliates have identified their critical suppliers and are requiring that these suppliers communicate their plans and progress in addressing Year 2000 readiness. The most critical processes provided by third-party suppliers are CIP(R)'s bank and transfer agent. CIP(R)'s operations may be significantly affected if such providers are ineffective or untimely in addressing Year 2000 issues.

     CIP(R) contacted each of its lessees regarding Year 2000 readiness and has emphasized the need to address Year 2000 issues. Generally, lessees are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, CIP(R) believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by lessees rather than CIP(R). The major risk to CIP(R) is that Year 2000 issues have such an adverse effect on the financial condition of a lessee that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, CIP(R) may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.

WE DEPEND ON KEY PERSONNEL FOR OUR FUTURE SUCCESS

     We depend on the efforts of the executive officers and key employees of Carey Property Advisors. The loss of the services of these executive officers and key employees could have a material adverse effect on our operations.

     The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors we describe above list all material risks to CIP(R) any specific point in time. We have disclosed many of the important risk factors discussed above in our previous filings with the Securities and Exchange Commission.

Item 2. Properties.

     CIP(R)'s properties are as follows:

   NAME OF LEASE                                                                                    TYPE OF OWNERSHIP
      OBLIGOR                     TYPE OF PROPERTY                   LOCATION                            INTEREST
   -------------                  ----------------                   --------                       -----------------
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

VACANT                            Supermarkets and                   Little Rock - 1,              Ownership of a 50%
                                  Office Buildings                   Hot Springs,                  interest in land
                                  - 6 locations                      Texarkana and                 and buildings (2)
                                                                     Jonesboro, Arkansas;
                                                                     Ruston, Louisiana;
                                                                     Clarksdale, Mississippi

KROGER CO.                        Retail Stores                      North Little Rock             Ownership of a 50%
                                  - 2 locations                      and Conway, Arkansas          interest in land
                                                                                                   and buildings
                                                                                                   except as noted (2)

AFFILIATED                        Retail Stores                      Little Rock - 3, and          Ownership of a 50%
SOUTHWEST, INC.                   -.4. locations                     Hope, Arkansas                interest in land
                                                                                                   and buildings
                                                                                                   except as noted(2)

CALCOMP TECH-                     Office/Manufacturing               Austin,                       Ownership of a 50%
NOLOGY, INC.                      Facilities                         Texas                         interest in land and
                                                                                                   buildings (1)

NEODATA                           Manufacturing/                     Boulder,                      Ownership of a 80%
CORPORATION                       Distribution Facility              Colorado                      interest in land and
                                                                                                   building (1)

   NAME OF LEASE                                                                                    TYPE OF OWNERSHIP
      OBLIGOR                     TYPE OF PROPERTY                   LOCATION                            INTEREST
   -------------                  ----------------                   --------                       -----------------
BELL SPORTS, INC.                 Warehouse/                         Rantoul,                      Ownership of land
                                  Manufacturing Facility             Illinois                      and building

OSHMAN SPORTING
GOODS, INC.                       Retail Store                       Plano,                        Ownership of land
                                                                     Texas                         and building (1)

MICHIGAN MUTUAL                   Office Complex                     Charleston,                   Ownership of land
INSURANCE COMPANY                                                    South Carolina                and building (1)

GATX LOGISTICS, INC.              Warehouse                          Jacksonville,                 Ownership of land
                                                                     Florida                       and building (1)

BIG V HOLDING CORP.               Supermarkets                       Greenport,                    Ownership of land and
                                  - 3 locations                      Ellenville,                   buildings in Greenport and
                                                                     and Warwick,                  ownership of a 55% interest in
                                                                     New York                      land and buildings in Ellenville
                                                                                                   and Warwick, New York
                                                                                                   (1-Ellenville and Warwick)

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

LINCOLN TECHNICAL                 Technical Training                 Glendale Heights,             Ownership of land
INSTITUTE OF                      Institute                          Illinois                      and buildings
ARIZONA, INC.

MERIT MEDICAL                     Office/Warehouse                   South Jordan, Utah            Ownership of land
SYSTEMS, INC.                                                                                      and building (1)

WABAN, INC.                       Retail Facility                    Farmingdale,                  Ownership of land
                                                                     New York                      and building (1)

Q CLUBS, INC.                     Health Clubs                       Memphis,                      Ownership of land
                                  - 2 locations                      Tennessee and                 and buildings
                                                                     Bedford, Texas

   NAME OF LEASE                                                                                    TYPE OF OWNERSHIP
      OBLIGOR                     TYPE OF PROPERTY                   LOCATION                            INTEREST
   -------------                  ----------------                   --------                       -----------------
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

PLEXUS CORP.                      Manufacturing                      Neenah, WI                    Ownership of land
                                                                                                   and building (1)

CFP GROUP, INC.                   Food Processing/                   Owingsville, KY               Ownership of land
                                  Warehouse Facility                                               and building (1)

OMNICOM GROUP,                    Office Buildings                   Venice and                    Ownership of land
INC.                                                                 Playa Vista, CA               and buildings (1)

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

THE UPPER                         Office Buildings                   Carlsbad,                     Ownership of a 50%
DECK COMPANY                                                         California                    interest in a limited
                                                                                                   liability company owning
                                                                                                   land and buildings (1)

HIBBETT SPORTING                  Warehouse/Office                   Birmingham,                   Ownership of land
GOODS, INC.                       Facility                           Alabama                       and building (1)

DETROIT DIESEL                    Distribution/Warehouse             Orlando and                   Ownership of land
CORPORATION                       Facilities                         Hollywood, Florida            and building

ADVANCED MICRO                                                       Sunnyvale, California         Ownership of a 33 1/3%
DEVICES, INC.                                                                                      interest in a limited
                                                                                                   liability company owning
                                                                                                   land and buildings (1)
HUMCO HOLDING                     Manufacturing/Warehouse            Texarkana, Texas              Ownership of Land
GROUP, INC.                       Facilities                         and Orem, Utah                and buildings (1)


(1)  These properties are encumbered by mortgage notes payable.

(2) Ownership of buildings with ground leases of land for one property in Little Rock, Arkansas and properties in Hot Springs, North Little Rock and Jonesboro, Arkansas.

     The material terms of CIP(R)'s leases with its significant tenants as of March 15, 1999 are summarized in the following table:

                          Registrant's
                             Share                             Current          Lease
Lease                      of Current          Square         Rent Per        Expiration         Renewal           Ownership
Obligor                   Annual Rents        Footage         Sq.Ft.(1)       (Mo/Year)           Terms             Interest
-----------               ------------        -------         ---------       ---------          -------        ---------------
Wal-Mart
Stores,
Inc. (2)                   $1,013,389          454,251          $4.46            1/08              YES         50% interest;
                                                                                                               remaining interest
                                                                                                               owned by Corporate
                                                                                                               Property Associates
                                                                                                               10 Incorporated
                                                                                                               ("CPA(R):10")

Neodata
Corporation                 2,354,252          403,871           7.29            6/13              YES         80% interest;
                                                                                                               remaining
                                                                                                               interest owned
                                                                                                               by CPA(R):10

Bell
Sports,
Inc.                        1,088,067          307,397           3.54           11/12              YES         100%

Michigan
Mutual
Insurance                   1,362,252          137,729           9.89           12/07              YES         100%

GATX
Logistics,
Inc.                          804,720          240,000           3.35           12/02              YES         100%

Big V
Holding                       636,515           59,772          10.65           12/17              YES         100%
Corp.                         847,688          133,554          11.54           10/18              YES         55% interest;
                                                                                                               remaining interest
                                                                                                               owned by Corporate
                                                                                                               Property Associates
                                                                                                               12 Incorporated
                                                                                                               ("CPA(R):12")

Lucent Tech-
nologies, Inc.              1,852,829          568,670           3.26            3/02              YES         100%

Best Buy
Co., Inc.                   3,165,474          558,695           8.99            4/18              YES         63% general
                                                                                                               partnership interest;
                                                                                                               remaining interest
                                                                                                               owned by CPA(R):12

Lincoln
Technical
Institute
of Arizona,
Inc.                       $1,206,953           74,410         $16.22           11/10              YES         100%

Merit
Medical
Systems,
Inc.                        1,303,291          172,925           7.54           01/20              YES         100%

                          Registrant's
                             Share                             Current          Lease
Lease                      of Current          Square         Rent Per        Expiration         Renewal           Ownership
Obligor                   Annual Rents        Footage         Sq.Ft.(1)       (Mo/Year)           Terms             Interest
-----------               ------------        -------         ---------       ---------          -------        ---------------
Waban,
Inc.                        1,183,879          114,680          10.32           01/02              YES         100%

Garden
Ridge Corporation -
Texas                         656,124          152,500           4.30           12/13              YES         100%
Oklahoma                      770,000          141,284           5.45           12/15              YES         100%


Nicholson
Warehouse,
L.P.                          950,718          341,282           2.79           12/18              YES         100%

Superior
Telecommunications,
Inc.                          641,510          307,850           2.08           12/13              YES         100%

Gensia,
Inc.                        1,309,000          144,311          18.14           07/09              YES         50% general
                                                                                                               partnership
                                                                                                               interest; remaining
                                                                                                               interest owned
                                                                                                               by CPA(R):12

Plexus
Corp.                       1,184,409          179,000           6.62           08/14              YES         100%

Omnicom
Group, Inc.                   982,027           77,719          12.64           10/14              YES         100%
                            3,214,996          120,000          26.79           10/18              YES         100%

The Upper
Deck
Company                     1,319,875          294,779           8.96           12/21              YES         50% interest;
                                                                                                               remaining
                                                                                                               interest owned
                                                                                                               by CPA(R):12

Del Monte
Corporation                 1,286,250          748,000           3.44           6/16               YES         50% interest;
                                                                                                               remaining
                                                                                                               interest owned
                                                                                                               by CPA(R):12

Detroit
Diesel
Corporation                   845,000           80,310          10.52           12/19              YES         100%

(1) Represents rate per square foot when combined with rents applicable to other owners.

(2)  Includes percentage of sales rents.

Item 3. Legal Proceedings.

     As of the date here of, the Company is not a party of to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the year ended December 31, 1998 to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Information with respect to Registrant's common equity is hereby incorporated by reference to page 27 of the Company's Annual Report contained in Appendix A.


Item 6. Selected Financial Data.

     Selected Financial Data are hereby incorporated by reference to page 1 of the Company's Annual Report contained in Appendix A.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 6 of the Company's Annual Report contained in Appendix A.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

     Approximately $132,673,000 of CIP(R)'s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 1998 ranged from LIBOR and 1.625% to LIBOR and 4%.

(in thousands)
                             1999          2000       2001         2002         2003      Thereafter     Total    Fair Value
                             ----          ----       ----         ----         ----      ----------     -----    ----------
Fixed rate                  $15,104      $3,034      $3,315       $5,537      $11,049      $94,634      132,673     135,930

Weighted
   average
   interest
   rate                        9.70%       8.83%       8.84%        8.97%        8.93%        8.54%

Variable rate                 2,762       8,825       4,958       11,037           --           --       27,582

     As of December 31, 1998, CIP(R) had no other material exposure to market risk.

Item 8. Consolidated Financial Statements and Supplementary Data.

     The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 7 to 26 of the Company's Annual Report contained in Appendix A:

  (i)  Report of Independent Accountants.

 (ii)  Consolidated Balance Sheets as of December 31, 1996, 1997 and 1998.

(iii) Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998.

 (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1997 and 1998.

  (v) Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.

 (vi)  Notes to Consolidated Financial Statements.

Item 9. Disagreements on Accounting and Financial Disclosure.

     NONE


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 11. Executive Compensation.

     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1. Consolidated Financial Statements:

     The following consolidated financial statements are filed as a part of this
Report:

     Report of Independent Accountants.

     Consolidated Balance Sheets, December 31, 1996, 1997 and 1998.

     Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998.

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1997 and 1998.

     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.

     Notes to Consolidated Financial Statements.

     The consolidated financial statements are hereby incorporated by reference to pages 7 to 26 of the Company's Annual Report contained in Appendix A.

     (a)  2. Financial Statement Schedule:

     The following schedule is filed as a part of this Report:

     Report of Independent Accountants.

     Schedule III -Real Estate and Accumulated Depreciation as of December 31, 1998.

     Notes to Schedule III.

     Schedule III and notes thereto are contained herein on pages 39 to 43 of this Form 10-K.

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

    21.1       Subsidiaries of Registrant as of March 24, 1999                          Filed herewith

    23.1       Consent of PricewaterhouseCoopers LLP dated                              Filed herewith
               March 5, 1999

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

    28.11      General Warranty Deed from Fairview Plaza                                Filed as Exhibit 28.3 to
               Corporation to QRS 11-10.                                                Registrant's Form 8-K dated
                                                                                        January 5, 1993

    28.12      Deed from Unit to QRS 11-12.                                             Filed as Exhibit 28.4 to
                                                                                        Registrant's Form 8-K dated
                                                                                        January 5, 1993

    28.13      Lease between Unit, as landlord, and                                     Filed as Exhibit 28.5 to
               SLS, as tenant, as amended.                                              Registrant's Form 8-K dated
                                                                                        January 5, 1993

    28.14      Prospectus dated January 21, 1993 of                                     Filed pursuant to Rule
               Registrant.                                                              424(b)(s) on January 26, 1993
                                                                                        (Registration No. 33-39409)

   Exhibit                                                                                     Method of
     No.             Description                                                                 Filing
   -------           -----------                                                               ---------
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

     (b)  Reports on Form 8-K

     During the quarter ended December 31, 1998 the Company was not required to file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CAREY INSTITUTIONAL PROPERTIES INCORPORATED a Maryland corporation


     03/24/99                       BY:   /s/ Steven M. Berzin
-----------------                        ---------------------------------------
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

                                    CAREY INSTITUTIONAL PROPERTIES INCORPORATED

    3/24/99                         BY:  /s/ William P. Carey
-----------------                        ---------------------------------------
     Date                                William P. Carey
                                         Chairman of the Board and Director
                                         (Principal Executive Officer)

   03/24/99                         BY:  /s/ H. Augustus Carey
-----------------                        ---------------------------------------
     Date                                H. Augustus Carey
                                         President

   03/24/99                         BY:  /s/ Ralph G. Coburn
-----------------                        ---------------------------------------
     Date                                Ralph G. Coburn
                                         Director

   03/24/99                         BY:  /s/ George E. Stoddard
-----------------                        ---------------------------------------
     Date                                George E. Stoddard
                                         Director

    3/24/99                         BY:   /s/ Charles C. Townsend, Jr.
-----------------                        ---------------------------------------
     Date                                Charles C. Townsend, Jr.
                                         Director

   03/24/99                         BY:   /s/ Warren G. Wintrub
-----------------                        ---------------------------------------
     Date                                Warren G. Wintrub
                                         Director

   03/24/99                         BY:   /s/ Thomas E. Zacharias
-----------------                        ---------------------------------------
     Date                                Thomas E. Zacharias
                                         Director

   03/24/99                         BY:   /s/ Steven M. Berzin
-----------------                        ---------------------------------------
     Date                                Steven M. Berzin
                                         Executive Vice President, Chief Legal
                                         Officer and Chief Financial Officer
                                         (Principal Financial Officer)

   03/24/99                         BY:   /s/ Claude Fernandez
-----------------                        ---------------------------------------
     Date                                Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Accounting Officer)

                        REPORT of INDEPENDENT ACCOUNTANTS


To the Board of Directors of
 CAREY INSTITUTIONAL PROPERTIES INCORPORATED and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 5, 1999 appearing on page 7 of the 1998 Annual Report to Shareholders of CAREY INSTITUTIONAL PROPERTIES INCORPORATED and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 5, 1999

                                              CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                                           and SUBSIDIARIES

                                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        as of December 31, 1998



                                                                      Initial Cost to                  Costs
                                                                          Company                   Capitalized
                                                                ----------------------------        Subsequent to
         Description                        Encumbrances           Land           Buildings        Acquisition (a)
         -----------                        ------------           ----           ---------        ---------------
Operating Method:
  Retail stores leased to
    Wal-Mart Stores, Inc.                    $ 6,910,413        $  807,423       $ 6,864,802         $   87,746
  Supermarket leased
    to Safeway Stores
    Incorporated                                                   336,426           941,959             14,621
  Office/Manufacturing
    facility leased to
    CalComp Technology, Inc.                   1,610,688           751,453         2,536,047                841
  Manufacturing/Distributing
    facility leased to
    Neodata Corporation                       10,489,787         1,515,879           503,734         15,125,189
  Warehouse/Manufacturing
    facility leased to
    Bell Sports, Inc.                          4,305,800           283,726         5,066,274          3,322,270
  Warehouse leased to GATX
    Logistics, Inc.                            3,737,759         1,350,444         4,574,557             60,676
  Warehouse leased to
    Lucent Technologies, Inc.                  9,100,000         1,290,631        15,937,369            232,870
  Land leased to
    Barnes & Noble, Inc.                       2,510,610         4,759,017                               47,962
  Land leased to
    Best Buy Co., Inc.                        11,559,550        18,579,019                                  646
  Land leased to Lincoln
    Technical Institute
    of Arizona, Inc.                           1,569,981         2,516,671                                  696
  Office/warehouse leased to
    Merit Medical Systems, Inc.                5,948,790           380,000                           10,505,349
  Retail store leased
    to Waban, Inc.                             6,488,365         6,119,530         3,630,470            230,327
  Land leased to
    Q Clubs, Inc.                                                2,073,578                                1,026




                                                       Gross Amount at which Carried
                                                         at Close of Period  (b)(d)
                                            --------------------------------------------------        Accumulated
         Description                           Land             Buildings             Total         Depreciation (d)
         -----------                           ----             ---------             -----         ----------------
Operating Method:
  Retail stores leased to
    Wal-Mart Stores, Inc.                   $  816,658        $  6,943,313         $ 7,759,971       $ 1,222,280
  Supermarket leased
    to Safeway Stores
    Incorporated                               340,274             952,732           1,293,006           167,715
  Office/Manufacturing
    facility leased to
    CalComp Technology, Inc.                   751,645           2,536,696           3,288,341           420,135
  Manufacturing/Distributing
    facility leased to
    Neodata Corporation                      1,519,885          15,624,917          17,144,802         1,562,492
  Warehouse/Manufacturing
    facility leased to
    Bell Sports, Inc.                          283,793           8,388,477           8,672,270         1,173,782
  Warehouse leased to GATX
    Logistics, Inc.                          1,364,272           4,621,405           5,985,677           698,001
  Warehouse leased to
    Lucent Technologies, Inc.                1,295,387          16,165,483          17,460,870         2,431,169
  Land leased to
    Barnes & Noble, Inc.                     4,806,979                               4,806,979
  Land leased to
    Best Buy Co., Inc.                      18,579,665                              18,579,665
  Land leased to Lincoln
    Technical Institute
    of Arizona, Inc.                         2,517,367                               2,517,367
  Office/warehouse leased to
    Merit Medical Systems, Inc.                380,000          10,505,349          10,885,349         1,028,649
  Retail store leased
    to Waban, Inc.                           6,263,907           3,716,420           9,980,327           514,269
  Land leased to
    Q Clubs, Inc.                            2,074,604                               2,074,604

                                                                          Life on which
                                                                           Depreciation
                                                                            in Latest
                                                                           Statement of
                                                                             Income
         Description                         Date Acquired                 is Computed
         -----------                         -------------                 -----------
Operating Method:
  Retail stores leased to                    December 19,
    Wal-Mart Stores, Inc.                        1991                        40 yrs.
  Supermarket leased
    to Safeway Stores                        December 19,
    Incorporated                                 1991                        40 yrs.
  Office/Manufacturing
    facility leased to
    CalComp Technology, Inc.                 May 28, 1992                    40 yrs.
  Manufacturing/Distributing
    facility leased to                       October 1,
    Neodata Corporation                          1992                        40 yrs.
  Warehouse/Manufacturing
    facility leased to                       November 6,
    Bell Sports, Inc.                            1992                        40 yrs.
  Warehouse leased to GATX                   December 23,
    Logistics, Inc.                              1992                        40 yrs.
  Warehouse leased to
    Lucent Technologies, Inc.                December 30, 1992               40 yrs.
  Land leased to                             February 23, 1993
    Barnes & Noble, Inc.                     and October 1, 1993             N/A
  Land leased to
    Best Buy Co., Inc.                       April 15, 1993                  N/A
  Land leased to Lincoln
    Technical Institute
    of Arizona, Inc.                         May 3, 1993                     N/A
  Office/warehouse leased to
    Merit Medical Systems, Inc.              June 3, 1993                    40 yrs.
  Retail store leased
    to Waban, Inc.                           June 29, 1993                   40 yrs.
  Land leased to
    Q Clubs, Inc.                            July 16, 1993                   N/A

                                                    (Continued)

                                              CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                                           and SUBSIDIARIES

                                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        as of December 31, 1998



                                                                      Initial Cost to                  Costs
                                                                          Company                   Capitalized
                                                                ----------------------------        Subsequent to
         Description                        Encumbrances           Land           Buildings        Acquisition (a)
         -----------                        ------------           ----           ---------        ---------------
  Warehouse facility leased
    to Petsmart, Inc.                          2,191,254           106,603         4,444,397             42,817
  Manufacturing facility
    leased to Plexus Corp.                     4,478,825           125,340         9,124,660              5,745
  Childcare centers leased to
    Childtime Childcare, Inc.                  2,408,129         1,198,750                            3,422,172
  Office building leased to
    Omnicom Group, Inc.                       25,662,439         6,316,880        27,397,945          9,179,472
  Retail stores leased to
    Garden Ridge Corporation                   7,595,007         2,197,500         4,112,500          5,054,413
  Warehouses and special
    purpose facility leased to
    Del Monte Corporation                      5,725,138           304,073                           10,230,842
  Health club leased to
    Q Clubs, Inc.                                                  912,855         4,323,145
  Warehouse/office leased
    to Hibbett Sporting
    Goods, Inc.                                2,751,101           660,000         4,040,000
  Distribution/warehouse
    leased to Detroit
    Diesel Corporation.                                          2,782,860         6,542,140
  Office buildings and
    supermarkets formerly leased
    to Harvest Foods, Inc.                                         808,800         4,246,200              1,171
  Supermarkets leased
    to Affiliated
    Southwest, Inc.                                                343,120         1,801,380                497
                                            ------------       -----------       -----------        -----------

                                            $115,043,636       $56,520,578      $106,087,479        $57,570,348
                                            ============       ===========      ============        ===========


                                                                          Gross Amount at which Carried
                                                                            at Close of Period  (b)(d)
                                                Decrease in       --------------------------------------------------
         Description                         Net Investments(b)     Land             Buildings             Total
         -----------                         ------------------     ----             ---------             -----
  Warehouse facility leased
    to Petsmart, Inc.                                                  107,606           4,486,211          4,593,817
  Manufacturing facility
    leased to Plexus Corp.                                             125,418           9,130,327          9,255,745
  Childcare centers leased to
    Childtime Childcare, Inc.                                        1,198,750           3,422,172          4,620,922
  Office building leased to
    Omnicom Group, Inc.                                              6,319,147          36,575,150         42,894,297
  Retail stores leased to
    Garden Ridge Corporation                                         2,197,998           9,166,415         11,364,413
  Warehouses and special
    purpose facility leased to
    Del Monte Corporation                                              374,698          10,160,217         10,534,915
  Health club leased to
    Q Clubs, Inc.                                                      912,855           4,323,145          5,236,000
  Warehouse/office leased
    to Hibbett Sporting
    Goods, Inc.                                                        660,000           4,040,000          4,700,000
  Distribution/warehouse
    leased to Detroit
    Diesel Corporation.                                              2,782,860           6,542,140          9,325,000
  Office buildings and
    supermarkets formerly leased
    to Harvest Foods, Inc.                      (1,160,981)            982,482           2,912,708          3,895,190
  Supermarkets leased
    to Affiliated
    Southwest, Inc.                               (492,527)            416,802           1,235,668          1,652,470
                                                ----------          ----------        ------------       ------------

                                               $(1,656,508)        $57,073,052        $161,448,945       $218,521,997
                                               ===========         ===========        ============       ============

                                                                                               Life on which
                                                                                                Depreciation
                                                                                                 in Latest
                                                                                                Statement of
                                               Accumulated                                         Income
         Description                        Depreciation (d)        Date Acquired                is Computed
         -----------                        ----------------        -------------                -----------
  Warehouse facility leased
    to Petsmart, Inc.                            584,142            October 26, 1993               40 yrs.
  Manufacturing facility
    leased to Plexus Corp.                       998,630            August 11, 1994                40 yrs.
  Childcare centers leased to                                       June 15, 1994 through
    Childtime Childcare, Inc.                    281,616            November 18, 1994              40 yrs.
  Office building leased to
    Omnicom Group, Inc.                        1,539,298            October 14, 1994               40 yrs.
  Retail stores leased to
    Garden Ridge Corporation                     619,473            March 30, 1998                 40 yrs.
  Warehouses and special
    purpose facility leased to
    Del Monte Corporation                        615,986            November 9, 1995               40 yrs.
  Health club leased to
    Q Clubs, Inc.                                310,726            February 6, 1996               40 yrs.
  Warehouse/office leased
    to Hibbett Sporting
    Goods, Inc.                                  290,375            February 12, 1996              40 yrs.
  Distribution/warehouse
    leased to Detroit
    Diesel Corporation.                          333,922            December 17, 1996              40 yrs.
  Office buildings and
    supermarkets formerly leased
    to Harvest Foods, Inc.                       127,431            February 21, 1992              40 yrs.
  Supermarkets leased
    to Affiliated
    Southwest, Inc.                                54,060           February 21, 1992              40 yrs.
                                              -----------

                                              $14,974,151
                                              ===========


See accompanying notes to Schedule.

                                             CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                                          and SUBSIDIARIES

                                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                       as of December 31, 1998


                                                                  Initial Cost to                  Costs            Increase
                                                                      Company                   Capitalized       (Decrease) In
                                                            ---------------------------        Subsequent to           Net
                Description             Encumbrances          Land           Buildings         Acquisition (a)   Investment (c)(d)
                -----------             ------------          ----           ---------         ---------------   -----------------
Direct Financing Method:
Retail store leased to
  Oshman Sporting
  Goods, Inc.                            $1,503,138         $ 700,356        $2,494,843            $37,695          $ 281,550
Office buildings leased
  to Michigan Mutual
  Insurance Company                       9,500,000         1,965,093        11,884,907              5,919            121,593
Supermarkets leased
  to Big V Holding Corp.                  3,949,138         3,724,889        16,399,261             89,555         (4,967,414)
Retail stores leased to
  Barnes & Noble, Inc.                    2,947,239                           5,525,983             49,806            916,554
Retail stores leased to
  Best Buy Co., Inc.                     17,339,327                          27,653,981                962           (802,009)
Technical training institute
  leased to Lincoln Technical
  Institute of Arizona, Inc.              3,843,746                           6,083,329              1,684
Health club leased to Q Clubs,
  Inc. (formerly Sports &
  Fitness Clubs of America)                                                   3,511,422              1,737
Warehouse/distribution
  facility leased to Nich-
  olson Warehouse, Inc.                   3,574,928           598,544         6,316,456              1,370           (101,629)
Manufacturing facility leased
  to Superior Telecomm-
  unications                              2,361,949           295,032         4,704,968              1,885           (161,794)
Food processing/warehouse
  facility leased to Custom
  Food Products, Inc.                       192,277            27,000                            5,536,384
Office buildings and
  supermarkets  leased
   to Kroger Company                                          251,760         1,321,740
                                        -----------        ----------       -----------        -----------        -----------
                                        $45,211,742        $7,562,674       $85,896,890        $ 5,726,997        $(4,713,149)
                                        ===========        ==========       ===========        ===========        ===========

                                              Gross Amount at which
                                        Carried at Close of Period  (b)(d)
                                        ---------------------------------
                Description                            Total                    Date Acquired
                -----------                            -----                    -------------
Direct Financing Method:
Retail store leased to
  Oshman Sporting
  Goods, Inc.                                         3,514,444                 December 10, 1992
Office buildings leased
  to Michigan Mutual
  Insurance Company                                  13,977,512                 December 21, 1993
Supermarkets leased
  to Big V Holding Corp.                             15,246,291                 December 23, 1993 and
Retail stores leased to                                                         October 8, 1993
  Barnes & Noble, Inc.                                6,492,343                 February 23, 1993 and
Retail stores leased to                                                         October 1, 1993
  Best Buy Co., Inc.                                 26,852,934                 April 15, 1993
Technical training institute
  leased to Lincoln Technical
  Institute of Arizona, Inc.                          6,085,013                 May 3, 1993
Health club leased to Q Clubs,
  Inc. (formerly Sports &
  Fitness Clubs of America)                           3,513,159                 July 16, 1993
Warehouse/distribution
  facility leased to Nich-
  olson Warehouse, Inc.                               6,814,741                 December 13, 1993
Manufacturing facility leased
  to Superior Telecomm-
  unications                                          4,840,091                 December 16, 1993
Food processing/warehouse
  facility leased to Custom
  Food Products, Inc.                                 5,563,384                 September 30, 1994
Office buildings and
  supermarkets  leased
   to Kroger Company                                  1,573,500                 February 21, 1992
                                                   ------------
                                                   $ 94,473,412
                                                   ============


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

(b) At December 31, 1998, the aggregate cost of real estate owned by Registrant and its subsidiaries for Federal income tax purposes is $266,914,064.

(c) The increase (decrease) in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received, the sale of a tenancy-in-common interest to an affiliate in a prior year and a writedown to fair value.

(d)

                                        Reconciliation of Real Estate Accounted
                                           for Under the Operating Method

                                           December 31,        December 31,
                                              1997                1998
                                          -------------       -------------
Balance at beginning
    of year                               $ 185,781,391       $ 191,471,733

Reclassification to investment
    in direct financing lease

Reclassification from investment
    in direct financing lease                 6,610,598

Additions                                       142,682          27,050,264

Dispositions                                 (1,062,938)
                                          -------------       -------------

Balance at close of
    year                                  $ 191,471,733       $ 218,521,997
                                          =============       =============

                                      Reconciliation of Accumulated Depreciation

                                           December 31,        December 31,
                                              1997                1998
                                          -------------       -------------
Balance at beginning
    of year                               $   7,971,271       $  11,396,602

Depreciation expense                          3,435,128           3,577,549

Dispositions                                     (9,797)
                                          -------------       -------------

Balance at close of
year                                      $  11,396,602       $  14,974,151
                                          =============       =============

                                EXHIBIT INDEX

   Exhibit                                                                                     Method of
     No.             Description                                                                 Filing

    21.1       Subsidiaries of Registrant as of March 24, 1999                          Filed herewith

    23.1       Consent of PricewaterhouseCoopers LLP dated                              Filed herewith
               March 5, 1999

    27         Financial Data Schedule                                                  Filed herewith



                                                         APPENDIX A TO FORM 10-K





                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                AND SUBSIDIARIES








                                                 1998 ANNUAL REPORT

SELECTED FINANCIAL DATA



(In thousands except per share amounts)

--------------------------------------------------------------------------------

                              1994       1995       1996       1997       1998
                              ----       ----       ----       ----       ----
OPERATING DATA:
Revenues                    $ 25,958   $ 29,238   $ 32,547   $ 34,247   $ 35,044

Income before
  extraordinary item          11,615      9,629     10,421     10,659     12,093

Net income                    11,615      9,228     10,146     11,086     13,732

Basic earnings
  per share before
  extraordinary item             .82        .68        .66        .63        .64

Diluted earnings per share
  before extraordinary
  items (1)                                                       .63        .63

Basic
  earnings per share             .82        .65        .64        .66        .72

Diluted earnings per
  share (1)                                                       .66        .71

Dividends paid                11,359     11,453     12,488     13,682     14,958

Dividends per share              .80        .81        .82        .82        .83

Payments of mortgage
  principal (2)                2,489      2,905      3,353      3,658      4,159



BALANCE SHEET DATA:

Total assets                 276,266    299,434    320,510    320,485    372,076

Long-term obligations (3)    141,123    150,829    145,836    141,052    142,389


(1) For the years prior to 1997, the Company had a simple equity structure with only common stock outstanding.

(2)  Represents scheduled mortgage principal amortization paid.

(3) Represents limited recourse mortgage and note payable obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

     Overview

     The following discussion and analysis of financial condition and results of operations of Carey Institutional Properties Incorporated ("CIP(R)") should be read in conjunction with the consolidated financial statements and notes thereto for 1998. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CIP(R). Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CIP(R) to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CIP(R) that the results or conditions described in such statements or objectives and plans of CIP(R) will be achieved.

     CIP(R) was formed in 1991 and used the proceeds from its public offering of stock along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate tenants. A majority of CIP(R)'s net leases have been structured to place certain economic burdens of ownership on these corporate tenants by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The leases have generally been structured to include periodic rent increases that are stated or based on increases in the consumer price index or, for retail properties, provide for additional rents based on sales in excess of a specified base amount.

     CIP(R)'s primary objectives are to provide rising cash flow and property values, protecting its investors from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt. In addition, CIP(R) has successfully negotiated grants of common stock warrants from selected tenants and expects to realize the benefits of appreciation from those grants. While CIP(R) cannot guarantee that its objectives will be ultimately realized, annual independent valuations of CIP(R)'s assets have reflected significant appreciation in property values.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of its portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing CIP(R)'s ability to meet distribution objectives, increase the dividend and increase value by evaluating potential investments in single tenant net lease real estate and by seeking opportunities such as refinancing mortgage debt at lower rates of interest, restructuring leases or paying off lenders at a discount to the face value of the outstanding mortgage balance.

     Results of Operations

     Net income for the years 1998 and 1997 is not fully comparable due to the effects of extraordinary gains on the extinguishment of debt in both years and gains from the sale of real estate in 1997. Excluding these items and other nonrecurring items included in other income in the accompanying consolidated financial statements, income would have reflected an increase of $1,549,000. The increase in income was primarily due to increases in lease revenues (rental income and interest income from direct financing leases) and other interest income and a decrease in interest expense. These benefits were partially offset by an increase in property expenses.

     Lease revenues increased from the new lease with Omnicom Group, Inc. for a newly constructed property in Los Angeles, California and several rent increases on other leases during the year. The increase in other interest income reflected higher average cash balances during the year as a result of issuing shares pursuant to CIP(R)'s on-going private placement offering to institutional investors. CIP(R) is actively evaluating real estate investment opportunities and will use this cash along with limited recourse mortgage financing to purchase more property. CIP(R) paid off several mortgages resulting in a decrease in interest expense. The decrease in interest expense was also affected by the continuing amortization of CIP(R)'s mortgage debt. The increase in property expenses reflected higher asset management and performance fees and the carrying costs for six vacant properties formerly leased to Harvest Foods, Inc. Asset management and performance fees are calculated based on fair value of CIP(R)'s real estate assets, as determined pursuant to an independent valuation. The per share value increased to $12.80 in 1998 from $11.90.

     Income for 1997 as compared with 1996, and excluding the effects of nonrecurring other income and gains and losses, reflected an increase of $706,000. In addition, the results for 1996 reflect a noncash charge of $1,753,000 for the writedown of properties. The increase in income, exclusive of the nonrecurring items, was primarily due to increases in the lease revenues and was offset, in part, by increases in depreciation and general and administrative and property expenses. The increase in lease revenues reflected a new lease that went into effect in the fourth quarter of 1996, the completion of an expansion of a facility at an existing tenant, completion of the construction of a build-to-suit transaction in 1996, and several rent increases in both 1997 and 1996. The increase in depreciation reflected the purchase of property and completion of the expansion and build-to-suit projects during 1996. The increase in general and administrative expenses resulted from increased administrative reimbursements. The increase in property expenses was due primarily to the change in the formula for calculating asset management and performance fees from a formula based on the historical cost of properties to a formula based on market values as provided for in CIP(R)'s Advisory Agreement. The costs for the comprehensive valuation of the portfolio and CIP(R)'s provision for uncollected rents also contributed to the increase in property expenses. Nonrecurring other income items in 1997 included a special distribution of $395,000 relating to CIP(R)'s holding of nonvoting stock of an affiliate of Custom Food. In connection with structuring the Custom Food transaction, CIP(R) had been granted warrants. The warrants were converted into nonvoting stock in December 1996.

     CIP(R) recognized an extraordinary gain of $1,638,000 in 1998, as the result of reaching a settlement with the holder of a subordinated mortgage loan on the former Harvest Foods, Inc. properties. CIP(R) paid $250,000 to the holder, in settlement of a $1,500,000 mortgage and accrued interest. The extraordinary gain of $427,000 in 1997 reflects the payoff of the first priority loan on the Harvest Foods properties.

     Future cash flows are expected to benefit from scheduled rent increases. Over the next three years, five or more rent increases are scheduled each year. Most of the rent increases are based on formulas indexed to increases in the Consumer Price Index so the rate of rent increase will be moderate unless the trend of inflation changes significantly. Cash flow will also benefit from the new lease with Omnicom and the February 1999 sale-leaseback with Humco Holding Group, Inc. Annual cash flow (rent less mortgage debt service) from the Humco lease is $444,000. In December 1998, CIP(R) and two affiliates, Corporate Property Associates 12 Incorporated and Corporate Property Associates 14 Incorporated, purchased, through a jointly-owned limited liability company, the headquarters of Advanced Micro Devices, Inc. CIP(R)'s share of annual cash flow from this investment will be $1,066,000. CIP(R) generally structures leases so that they will provide increases in cash flow over their initial terms with such terms generally ranging from 10 to 25 years.

     Cash flow will also benefit if CIP(R) is able to re-lease any or all of the six vacant properties formerly leased to Harvest Foods, and if any new leases at these properties require the tenant to pay most or all of the property expenses. Solely as a result of paying off the subordinated mortgage on the former Harvest Foods property, annual interest expense will decrease by $195,000.

     CalComp Technology, Inc., a tenant of a property in Austin, Texas, has announced its intention to liquidate and stopped paying rent in January 1999. A complaint has been filed against CalComp, and CIP(R) is seeking a judgment for all unpaid and future rents plus other associated costs. CIP(R) has also begun discussions with CalComp in recognition of the fact that it is likely to take several months to obtain a judgment. There is no assurance that any settlement will be reached. Annual cash flow (rent less mortgage debt service) is approximately $223,000. A potential lease termination settlement with CalComp could partially offset the reduction in rent from a replacement tenant as market rents for the property are less than CalComp's rent. CIP(R) expects that a substantial remarketing effort will be needed to find a new tenant.

     Because of the long-term nature of CIP(R)'s net leases, inflation and changing prices have not unfavorably affected CIP(R)'s revenues and net income. CIP(R)'s net leases have rent increases based on formulas indexed to increases in the Consumer Price Index, sales overrides, or other periodic increases that are designed to increase lease revenues in the future.

     Financial Condition

     Except for six vacant properties currently being remarketed, CIP(R)'s properties are leased to corporate tenants under long-term net leases that generally require tenants to pay all operating expenses relating to the leased properties. One of CIP(R)'s objectives is to use the cash flow from net leases to meet operating expenses, service its debt, maintain adequate cash reserves and fund an increasing rate of dividends to shareholders. A significant portion of the cash provided from operations is distributed to the shareholders in keeping with this objective.

     Cash provided from operations of $18,608,000 was sufficient to fund dividend payments of $14,958,000 and $3,650,000 of $4,159,000 of scheduled mortgage principal installments. Cash flow was reduced because CIP(R) had relatively high cash balances which earn a lower return than cash invested in real estate. CIP(R) believes that prudent investing in net lease real estate requires discipline that does not always allow for investment of new funds in real estate as soon as new capital is received. On a long-term basis, and once CIP(R) invests available cash in real estate, CIP(R) expects its operating cash flow to fund dividends and debt service installments.

     CIP(R)'s investment activities in 1998 consisted of using $35,992,000 to purchase and complete construction of a building for Omnicom, fund tenant improvements at an existing Omnicom property and to purchase an interest in the Advanced Micro Devices property. CIP(R) has $34,627,000 of cash available for investment as of March 5, 1999 that it intends to invest in new properties or to fund expansion of existing properties. CIP(R) does not currently have any commitments to fund major capital outlays at any of its properties.

     CIP(R)'s financing activities primarily consisted of using funds provided from operating activities to pay quarterly dividends and meet scheduled debt service requirements. In addition, CIP(R) used $7,084,000 to pay off three mortgage loans and to make a $1,400,000 partial prepayment on the existing mortgage loan on one of the Omnicom properties. In December 1998, CIP(R) obtained an $18,400,000 limited recourse mortgage loan on the newly completed Omnicom property.

     CIP(R) raised equity of $45,687,000 in 1998. $42,440,000 was raised from five institutional investors (at $12.80 per share) pursuant to CIP(R)'s on-going institutional offering, with the remainder representing reinvestment of dividends. Through December 31, 1998, CIP(R) has raised $74,440,000 pursuant to its private placement offering.

     In June 1998, CIP(R)'s shareholders approved a proposal to allow CIP(R), subject to the consent of the Advisor, to pay fees to the Advisor in Company stock instead of cash. Stock issued to the Advisor in lieu of cash will be subject to certain restrictions and will vest ratably over five years. In 1999, CIP(R) met the preferred return criterion of a cumulative dividend return to shareholders of 8%, and the Advisor has elected to receive payment for these accrued performance fees in Company stock rather than cash. The value per share for shares issued will be based on a per share value of $13.20 determined pursuant to an independent appraisal of CIP(R)'s real estate assets as of December 31, 1998. As of December 31, 1998, accrued asset management and performance fees were approximately $9,837,000. The payment of these fees in stock will strengthen CIP(R)'s balance sheet and further align the interests of the shareholders and the Advisor.

     In December 1998, CIP(R) used $250,000 to satisfy $1,500,000 of mortgage debt on the former Harvest Foods properties. CIP(R) expects the payoff of this mortgage to provide greater flexibility in remarketing the properties. A balloon payment of $6,900,000 on a limited recourse loan collateralized by six properties leased to Wal-Mart Stores, Inc. which had been scheduled to be paid in January 1999 has been extended until May 1999 when a balloon payment of $6,855,000 will be due. CIP(R) is currently seeking to refinance this loan. In addition a balloon payment of $1,574,000 is scheduled on the mortgage loan on the CalComp Technology property in August 1999. The CalComp loan is currently in default, but, the lender has continued to accept monthly debt service payments and has not sought to accelerate the loan. CIP(R) has kept the mortgage current based on management's conclusion that the estimated value of the property is in excess of the loan balance.

     CIP(R)'s financing strategy has been to purchase substantially all of its properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of CIP(R)'s other assets. This strategy has allowed CIP(R) to diversify its portfolio of properties and, thereby, limit its risk. If a balloon payment comes due, CIP(R) may seek to refinance the loan, restructure the debt with existing lenders, evaluate its ability to pay the balloon payment from its cash reserves or sell the property and use the proceeds to satisfy the mortgage debt. Two balloon payments totaling $7,680,000 and a balloon payment of $4,069,000 are due in 2000 and 2001, respectively. Because the properties collateralizing these mortgage loans are subject to long-term leases, CIP(R) believes that the prospects for refinancing the loans are good.

     CIP(R)'s lease with Neodata Corporation provides for a purchase option exercisable in November 2000, at a purchase price equal to the greater of fair market value and a formula based on CIP(R)'s cost for the Neodata property. Neodata has not indicated whether it intends to exercise its option. Annual cash flow from the Neodata property is $1,052,000. In the event the property is sold, CIP(R) would likely use the proceeds to purchase additional real estate or pay off higher interest mortgage debt.

     In connection with the purchase of its properties, CIP(R) requires the sellers to perform environmental reviews. Management believes, based on the results of such reviews, that CIP(R)'s properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties may have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, CIP(R)'s leases generally require tenants to indemnify CIP(R) from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow CIP(R) to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow CIP(R) to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in the estimation of CIP(R), in excess of specified amounts. Accordingly, management believes that the ultimate resolution of any environmental matter will not have a material adverse effect on CIP(R)'s financial condition, liquidity or results of operations.

     The "Year 2000 issue" refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to properly process dates. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. CIP(R) has no computer systems of its own, but is dependent upon the systems maintained by an affiliate of its Advisor and certain other third parties including its banks and transfer agent.

     CIP(R) and its affiliates are actively evaluating their readiness relating to the Year 2000 issue. In 1998, CIP(R), its Advisor, and affiliates commenced an assessment of their local area network of personal computers and related equipment and are in the process of replacing or upgrading the equipment that has been identified as not being Year 2000 compliant. The program is expected to be substantially completed in the second quarter of 1999. CIP(R) and its affiliates have also engaged outside consultants experienced in diagnosing systems and software applications and addressing Year 2000 issues, and with the help of these consultants currently are remediating as necessary.

     At the same time, CIP(R), its Advisor, and affiliates are evaluating applications software, all of which are commercial "off the shelf" programs that have not been customized. During 1998, CIP(R) commenced a project to select a comprehensive integrated real estate accounting and asset management software package to replace its existing applications. A commercial Windows-based integrated accounting and asset management based application is being tested and is scheduled to be installed during the third quarter of 1999. This software has been designed to use four digits to define a year. Because CIP(R)'s primary operations consist of investing in and receiving rents on long-term net leases of real estate, while the failure of the Advisor and its affiliates to correct fully Year 2000 issues could disrupt CIP(R)'s administrative operations, the resulting disruptions would not likely have a material impact on CIP(R)'s results of operations, financial condition or liquidity. Contingency plans to address potential disruptions are in the process of being developed. CIP(R)'s share of costs associated with required modifications to become Year 2000 compliant is not expected to be material to CIP(R)'s financial position. CIP(R)'s share of the estimated total cost of the Year 2000 project is expected to be approximately $146,000, of which $97,000 has been incurred to date.

     Although CIP(R) believes that it will address its internal Year 2000 issues in a timely manner, there is a risk that the inability of third-party suppliers and lessees to meet Year 2000 readiness issues could have an adverse impact on CIP(R). CIP(R) and its affiliates have identified their critical suppliers and are requiring that these suppliers communicate their plans and progress in addressing Year 2000 readiness. The most critical processes provided by third-party suppliers are CIP(R)'s banks and transfer agent. CIP(R)'s operations may be significantly affected if such providers are ineffective or untimely in addressing Year 2000 issues.

     CIP(R) contacted each of its lessees regarding Year 2000 readiness and has emphasized the need to address Year 2000 issues. Generally, lessees are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, CIP(R) believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by lessees rather than CIP(R). The major risk to CIP(R) is that Year 2000 issues have such an adverse effect on the financial condition of a lessee that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, CIP(R) may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. CIP(R) believes that SFAS No. 133 will not have a material impact on the consolidated financial statements.

                        REPORT of INDEPENDENT ACCOUNTANTS


To the Board of Directors of
 CAREY INSTITUTIONAL PROPERTIES INCORPORATED and Subsidiaries:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of CAREY INSTITUTIONAL PROPERTIES INCORPORATED and Subsidiaries at December 31, 1996, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 5, 1999

                                              CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                                           and SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEETS

                                                   December 31, 1996, 1997 and 1998

                                                                     1996                 1997                1998
                                                                     ----                 ----                ----
        ASSETS:
Real estate leased to others:
   Accounted for under the operating method:
         Land                                                    $ 51,923,768          $ 53,323,052         $ 57,073,052
         Buildings                                                133,857,623           138,148,681          161,448,945
                                                                 ------------          ------------         ------------
                                                                  185,781,391           191,471,733          218,521,997
         Accumulated depreciation                                   7,971,271            11,396,602           14,974,151
                                                                  -----------          ------------         ------------
                                                                  177,810,120           180,075,131          203,547,846
   Net investment in direct financing leases                      100,535,180            94,235,594           94,473,412
                                                                 ------------          ------------         ------------
         Real estate leased to others                             278,345,300           274,310,725          298,021,258
Equity investments                                                 22,034,005            22,835,403           32,749,198
cash and cash equivalents                                          15,740,583            17,331,710           36,787,777
Other assets, net of accumulated amortization
   of $951,470, $1,257,577 and $1,432,028,
   in 1996, 1997 and 1998, and net of reserves
   for uncollected rents of $248,035 and
   $626,479 in 1997 and 1998                                        4,389,640             6,007,626            4,517,389
                                                                 ------------          ------------         ------------
             Total assets                                        $320,509,528          $320,485,464         $372,075,622
                                                                 ============          ============         ============

        LIABILITIES:
Limited recourse mortgage notes payable                          $162,284,106          $154,348,585         $160,255,378
Accrued interest                                                    1,216,678             1,248,886            1,088,678
Accounts payable and accrued expenses                                 443,321               523,821              769,381
Accounts payable to affiliates                                      6,118,940             8,483,741           10,565,418
Dividends payable                                                                         3,466,189            4,409,132
Prepaid rental income and security deposits                           923,825             1,053,186              862,282
                                                                 ------------          ------------         ------------
             Total liabilities                                    170,986,870           169,124,408          177,950,269
                                                                 ------------          ------------         ------------
Minority interest                                                   4,749,158             4,988,932            5,233,926
                                                                 ------------          ------------         ------------
Commitments and contingencies

        SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized,
   40,000,000 shares; 16,724,941, 17,440,556 and
   21,046,424 shares issued and outstanding at
   December 31, 1996, 1997 and 1998                                    16,725                17,440               21,046
Additional paid-in capital                                        151,143,243           159,636,566          205,320,138
Common stock subscribed                                             2,000,000
Receivable for common stock subscribed                             (2,000,000)
Dividends in excess of accumulated earnings                        (5,488,526)          (11,549,928)         (13,718,867)
Accumulated other comprehensive income                                 73,058               638,539              121,335
                                                                 ------------          ------------         ------------
                                                                  145,744,500           148,742,617          191,743,652
Less, common stock in treasury at cost, 100,272,
   241,404 and 287,305 shares at
   December 31, 1996, 1997 and 1998                                  (971,000)           (2,370,493)          (2,852,225)
                                                                 ------------          ------------         ------------
             Total shareholders' equity                           144,773,500           146,372,124          188,891,427
                                                                 ------------          ------------         ------------
             Total liabilities and
                  shareholders' equity                           $320,509,528          $320,485,464         $372,075,622
                                                                 ============          ============         ============


The accompanying notes are an integral part of the consolidated financial statements.

                                              CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                                           and SUBSIDIARIES

                                                   CONSOLIDATED STATEMENTS of INCOME

                                         For the years ended December 31, 1996, 1997 and 1998

                                                                               1996                  1997               1998
                                                                               ----                  ----               ----
Revenues:
   Rental income                                                           $19,711,736          $21,834,831          $22,679,719
   Interest income from direct financing leases                             12,117,529           11,236,439           11,112,788
   Other interest income                                                       717,373              643,827            1,177,973
   Other income                                                                                     532,298               73,430
                                                                           -----------          -----------          -----------
                                                                            32,546,638           34,247,395           35,043,910
                                                                           -----------          -----------          -----------

Expenses:
   Interest                                                                 14,241,203           14,202,295           13,542,952
   Depreciation                                                              2,968,173            3,435,128            3,577,549
   Amortization                                                                340,219              306,107              174,451
   Property expenses                                                         3,656,785            5,104,762            5,711,410
   General and administrative                                                2,025,319            2,532,011            2,399,707
   Writedown to fair value                                                   1,753,455
                                                                           -----------          -----------          -----------
                                                                            24,985,154           25,580,303           25,406,069
                                                                           -----------          -----------          -----------

      Income before minority interest,
         income from equity investments, (loss) gain
         on sale and extraordinary item                                      7,561,484            8,667,092            9,637,841

Minority interest in income                                                   (766,582)            (773,371)            (809,309)
                                                                           -----------          -----------          -----------

      Income before income from equity
         investments, (loss) gain on sale and
         extraordinary item                                                  6,794,902            7,893,721            8,828,532

Income from equity investments                                               2,969,438            3,109,120            3,264,738
                                                                           -----------          -----------          -----------

      Income before (loss) gain on sale
         and extraordinary item                                              9,764,340           11,002,841           12,093,270

Gain on sale of securities                                                     664,431
Subordinated disposition fees                                                                      (449,094)
(Loss) gain on sale of real estate                                              (7,630)             105,131
                                                                           -----------          -----------          -----------

      Income before extraordinary item                                      10,421,141           10,658,878           12,093,270

Extraordinary (charge) gain on extinguishment of debt                         (275,000)             427,448            1,638,375
                                                                           -----------          -----------          -----------

      Net income                                                           $10,146,141          $11,086,326          $13,731,645
                                                                           ===========          ===========          ===========

Basic earnings per common share:
  Income before extraordinary item                                               $ .66                 $.63                $ .64
  Extraordinary item                                                              (.02)                 .03                  .08
                                                                                 -----                 ----                -----
                                                                                 $ .64                 $.66                $ .72
                                                                                 =====                 ====                =====
Diluted earnings per common share:
   Income before extraordinary item                                                                   $ .63                $ .63
   Extraordinary item                                                                                   .03                  .08
                                                                                                      -----                -----
                                                                                                      $ .66                $ .71
                                                                                                      =====                =====
Weighted average shares outstanding-basic                                   15,840,426           16,698,515           18,986,347
                                                                            ==========           ==========           ==========

Weighted average shares outstanding-diluted                                                      16,790,392           19,293,039
                                                                                                 ==========           ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                             CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                                          and SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS of
                                                 SHAREHOLDERS' EQUITY For the years
                                               ended December 31, 1996, 1997 and 1998

                                                                            Dividends     Accumulated
                                          Additional                      in Excess of       Other
                              Common       Paid-in        Comprehensive    Accumulated   Comprehensive  Treasury
                               Stock       Capital           Income          Earnings       Income        Stock          Total
                               -----       -------           ------          --------       ------        -----          -----
Balance at
   December 31, 1995          $15,481    $137,046,066                     $ (6,088,570)   $ 220,892    $  (200,317)  $ 130,993,552

1,244,404 shares issued,
    $.001 par, net of costs     1,244      14,097,177                                                                   14,098,421

Repurchase of 77,347
   shares                                                                                                 (770,683)       (770,683)

Dividends declared                                                          (9,546,097)                                 (9,546,097)

Comprehensive income:
Net income                                                 $10,146,141      10,146,141                                  10,146,141
Other comprehensive
   income:
Unrealized appreciation
   of marketable
   securities for 1996                                        (147,834)                    (147,834)                      (147,834)
                                                           -----------
                                                           $ 9,998,307
                                                           ===========
Balance at
                              -------    ------------                     ------------     --------    -----------    ------------
   December 31, 1996           16,725     151,143,243                       (5,488,526)      73,058       (971,000)    144,773,500

715,615 shares issued,
    $.001 par, net of costs       715       8,493,323                                                                    8,494,038

Cost of raising capital
issuance of stock warrants                   (780,000)                                                                    (780,000)

Capital contributions
issuance of stock warrants                    780,000                                                                      780,000

Repurchase of
   141,132 shares                                                                                       (1,399,493)     (1,399,493)

Dividends declared                                                         (17,147,728)                                (17,147,728)

Comprehensive income:
Net income                                                 $11,086,326      11,086,326                                  11,086,326
Other comprehensive
   income:
Unrealized appreciation
   of marketable
   securities for 1997                                         565,481                      565,481                        565,481
                                                           -----------
                                                           $11,651,807
                                                           ===========
Balance at
                              -------    ------------                     ------------     --------    -----------    ------------
   December 31, 1997           17,440     159,636,566                      (11,549,928)     638,539     (2,370,493)    146,372,124

3,605,868 shares issued,
   $.001 par, net of costs      3,606      45,683,572                                                                   45,687,178
Repurchase of 45,901 shares                                                                               (481,732)       (481,732)

Cost of raising capital -
   issuance of stock
    warrants                                 (180,000)                                                                    (180,000)
Capital contributions -
   issuance of stock
    warrants                                  180,000                                                                      180,000
Dividends declared                                                         (15,900,584)                                (15,900,584)

Comprehensive income:
Net income                                                 $13,731,645      13,731,645                                  13,731,645
Other comprehensive
   income:
Unrealized appreciation
   of marketable
   securities for 1998                                        (517,204)                    (517,204)                      (517,204)
                                                           -----------
                                                           $13,214,441
                                                           ===========
Balance at
                              -------    ------------                     ------------     --------    -----------    ------------
   December 31, 1998          $21,046    $205,320,138                     $(13,718,867)    $121,335    $(2,852,225)   $188,891,427
                              =======    ============                     ============     ========    ===========    ============

The accompanying notes are an integral part of the consolidated financial statements.

                                              CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                                           and SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS of CASH FLOWS

                                         For the years ended December 31, 1996, 1997 and 1998


                                                                             1996                1997                1998
                                                                             ----                ----                ----
Cash flows from operating activities:
    Net income                                                          $ 10,146,141        $ 11,086,326        $ 13,731,645
    Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                        3,308,392           3,741,235           3,752,000
      Straight-line adjustments and
         other noncash rent adjustments                                     (330,351)           (262,454)           (165,022)
      Minority interest in income                                            766,582             773,371             809,309
      Income from equity investments in excess of
         distributions received                                             (631,373)           (801,398)           (807,728)
      Gains on sale of real estate and securities, net                      (656,801)           (105,131)
      Writedown to fair value                                              1,753,455
      Extraordinary charge (gain) on extinguishment of debt                  275,000            (427,448)         (1,638,375)
      Accrual of subordinated disposition fees                                                   449,094
      Accrual of subordinated performance fee                              1,583,958           2,075,000           2,163,157
      Provision for uncollected rents                                                            248,035             431,377
      Net change in operating assets and liabilities                        (329,348)         (1,289,428)            331,678
                                                                        ------------        ------------        ------------
            Net cash provided by operating activities                     15,885,655          15,487,202          18,608,041
                                                                        ------------        ------------        ------------


Cash flows from investing activities:
    Purchases of real estate and other capitalized costs                 (29,395,042)           (142,683)        (26,886,190)
    Purchases of equity investments                                       (5,410,407)                             (9,106,067)
    Proceeds from sales of real estate and securities                      2,879,503           1,194,272
    Proceeds from repayments on note receivable                              450,000             110,750
    Redemption of short-term investment                                    1,000,000
    Purchases of securities                                                                     (429,750)
                                                                        ------------        ------------        ------------
         Net cash (used in) provided by investing activities             (30,475,946)            732,589         (35,992,257)
                                                                        ------------        ------------        ------------

                                                        (Continued)


The accompanying notes are an integral part of the consolidated financial statements.

                                              CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                                           and SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS of CASH FLOWS, CONTINUED

                                         For the years ended December 31, 1996, 1997 and 1998


                                                                             1996                    1997                  1998
                                                                             ----                    ----                  ----
Cash flows from financing activities:
    Proceeds from mortgages                                                19,650,000                                  18,400,000
    Repayments of line of credit                                           (3,471,899)
    Purchase of treasury stock                                               (770,683)           (1,399,493)             (481,732)
    Prepayments of mortgages                                               (4,669,527)           (3,850,000)           (7,083,794)
    Proceeds from issuance of shares, net of costs                         14,098,421             8,494,038            45,687,178
    Payments of mortgage principal                                         (3,352,700)           (3,658,073)           (4,159,413)
    Dividends paid                                                        (12,488,221)          (13,681,539)          (14,957,641)
    Distributions paid to minority partners                                  (539,477)             (533,597)             (564,315)
    Payments made in connection with
      extinguishment of debt                                                 (275,000)
    Deferred financing costs                                                 (369,696)
                                                                         ------------          -------------         ------------
         Net cash provided by (used in) financing activities                7,811,218           (14,628,664)           36,840,283
                                                                         ------------          -------------         ------------

         Net (decrease) increase in
           cash and cash equivalents                                       (6,779,073)            1,591,127            19,456,067

Cash and cash equivalents, beginning of year                               22,519,656            15,740,583            17,331,710
                                                                         ------------          ------------          ------------

      Cash and cash equivalents, end of year                             $ 15,740,583          $ 17,331,710          $ 36,787,777
                                                                         ============          ============          ============


Supplemental schedule of noncash investing and financing activities:

A. In 1997 and 1998, the Company granted warrants to an affiliate for common stock with a value of $780,000 and $180,000, respectively, as compensation for services provided in raising capital.

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies:

     Basis of Consolidation:

       The consolidated financial statements include the accounts of Carey
          Institutional Properties Incorporated, its wholly-owned subsidiaries and controlling general partnership interests (collectively, the "Company"). All material inter-entity transactions are eliminated.

     Use of Estimates:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of the realizability of real estate assets and investments. Actual results could differ from those estimates.

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

       For properties under construction, interest on mortgages is capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs.

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


                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


     Depreciation:

       Depreciation is computed using the straight-line method over the estimated useful lives of the properties - generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the remaining term of the leases.

     Equity Investments:

       The Company's ownership interests in entities; in which it owns 50% or less, are accounted for under the equity method; i.e., at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

     Other Assets:

       Included in other assets are deferred charges, deferred rental income, marketable equity securities and other investments. Deferred charges are costs incurred in connection with mortgage note financing and refinancing and are deferred and amortized over the terms of the mortgages. Deferred rental income is the aggregate difference between scheduled rents that vary during the lease term and income recognized on a straight-line basis.

       The Company's marketable equity securities, which consist of 104,400 shares of common stock of the Garden Ridge Corporation ("Garden Ridge"), are classified as available-for-sale securities and are reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a separate component of shareholders' equity (accumulated other comprehensive income) until realized. As of December 31, 1998, the Company's cost basis in the Garden Ridge common stock was $819,073 and at fair value reflected unrealized appreciation of $121,335 at that date. On March 5, 1999, the fair value of the stock had declined from approximately $946,000 at December 31, 1998 to approximately $561,000.

     Cash Equivalents:

       The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 1996, 1997 and 1998 were held in the custody of two financial institutions, and which at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

     Treasury Stock:

       Treasury stock is recorded at cost.

     Offering Costs:

       Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholders' equity upon the issuance of shares.


                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

     Federal Income Taxes:

       The Company is qualified as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986 and, accordingly, is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its REIT taxable income to its shareholders and meets other conditions necessary to retain its REIT status.

     Earnings Per Share:

       In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires presentation of basic and diluted earnings per share for a company with a complex capital structure. Prior to 1997, the adoption of SFAS No. 128 had no impact on the Company because the Company was an entity with a simple equity capital structure, with only common stock outstanding. As a result, for 1996 the Company has presented basic per-share amounts only in the consolidated financial statements.

       Basic earnings per common share and diluted earnings per common share for the Company for the years ended December 31, 1997 and 1998 were calculated as follows:

                                          Income Available      Weighted Average
                                              to Common             Shares                Per-Share
                                            Shareholders         Outstanding                Amount
                                            ------------         -----------                ------
1997

Basic earnings before
   extraordinary items                      $10,658,878           16,698,515                $.63

Basic earnings -
   extraordinary items                          427,448           16,698,515                 .03
                                            -----------                                     ----

                                            $11,086,326           16,698,515                $.66
                                            ===========                                     ====

Effect of dilutive
   securities-stock warrants                                          91,877
                                                                  ----------
Diluted earnings
   before extraordinary items                10,658,878           16,790,392                 .63

Diluted earnings -
   extraordinary items                          427,448           16,790,392                 .03
                                            -----------                                     ----

                                            $11,086,326           16,790,392                $.66
                                            ===========                                     ====


                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


1998

Basic earnings before
   extraordinary items                      $ 12,093,270          18,986,347                $.64

Basic earnings -
   extraordinary items                         1,638,375          18,986,347                 .08
                                            ------------                                    ----

                                            $ 13,731,645          18,986,347                $.72
                                            ============                                    ====

Effect of dilutive
   securities-stock warrants                                         306,692
                                                                  ----------

Diluted earnings
   before extraordinary items                 12,093,270          19,293,039                 .63

Diluted earnings -
   extraordinary items                         1,638,375          19,293,039                 .08
                                            ------------                                    ----

                                            $ 13,731,645          19,293,039                $.71
                                            ============                                    ====

     Operating Segments:

       The FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" effective for fiscal year beginning after December 15, 1997. SFAS No. 131 establishes accounting standards for the way public business enterprises report selected information about operating segments and guidelines for defining the operating segment of an enterprise. Based on the definition of an operating segment in SFAS No. 131, the Company has concluded that it engages in a single operating segment.

     Reclassifications:

       Certain 1996 and 1997 amounts have been reclassified to conform to the 1998 financial statement presentation.

2.   Organization and Offering:

       The Company was formed on February 15, 1991 for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. Subject to certain restrictions and limitations, the business of the Company is managed by Carey Property Advisors (the "Advisor"). The Advisor will be entitled to certain incentive fees in the event of the liquidation of the Company, subject to certain conditions. Shares were offered to the public on a "best efforts" basis by Carey Financial Corporation and other selected dealers at $10 per Share. The offering concluded in August 1993, at which time an aggregate 14,167,581 Shares ($141,675,810) had been issued. In 1995, the Company established a dividend reinvestment plan. Through December 31, 1998, 628,575 Shares have been issued pursuant to the dividend reinvestment plan.

       In connection with services performed relating to the identification, evaluation, structuring and development of the Company's investments in real estate, affiliates of the Company received structuring and development fees of $1,077,948 and $1,474,694 in 1996 and 1998, respectively. No such fees were paid in 1997. Fees are paid only in connection with completed transactions.


                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.   Transactions with Related Parties:

       The Company's asset management and performance fees are each 1/2 of 1% per annum of Average Invested Assets, as defined in the Prospectus of the Company. Asset management fees were $1,583,958, $2,075,000 and $2,163,157 in 1996, 1997 and 1998, respectively, with performance fees for such periods in like amount. Payment of the performance fee is subordinated to achievement of a cumulative dividend return of 8% (based on an initial issuance of Company stock at $10 per share in accordance with the Company's advisory agreement). This cumulative dividend criterion was initially met in January 1999. As of December 31, 1998, the Company had $9,837,195 of accrued asset management and performance fees included in accounts payable to affiliates in the accompanying consolidated financial statements. In June 1998, the Company's shareholders approved a proposal to allow the Company, subject to the consent of the Advisor, to pay fees to the Advisor in Company stock instead of cash. Stock issued to the Advisor will be subject to certain restrictions and will vest ratably over five years. The Advisor will be entitled to receive dividends and will have the right to vote its share currently. The Company intends to pay the accrued performance fees of $9,809,038 as of December 31, 1998 in Company stock as was agreed with the Advisor. The value per share for shares to be issued will be based on a per share value of $13.20, determined pursuant to an independent appraisal of the Company's real estate assets at December 31, 1998. Effective January 1, 1997, for the purpose of determining the asset management and performance fees, Average Invested Assets are based on an independent valuation of the Company's real estate assets rather than the historical cost of such real estate assets.

       General and administrative expense reimbursement consists primarily of the actual cost of personnel needed in providing administrative services necessary to the operations of the Company. Such reimbursements incurred were $698,823, $1,148,113 and $805,006 in 1996, 1997 and 1998, respectively.

       The Advisor will be entitled to receive subordinated disposition fees, measured based upon the cumulative proceeds arising from the sale of the Company's assets since the inception of the Company. Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% since the inception of the Company. The affiliate's interest in such disposition fees amounts to $485,094 through December 31, 1998. Payment of such amount, however, cannot be made until the subordination provisions are met. In 1997, Management concluded that the payment of such disposition fees is probable. This amount, therefore, is included in accounts payable to affiliates in the accompanying consolidated financial statements at December 31, 1997 and 1998.

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

       The Company's ownership interests in certain properties are jointly held with affiliated entities with such interests held as tenants-in-common and through ownership interests in a real estate investment trust, general partnerships and limited liability companies. The Company's interests in jointly held properties range from 23.7% to 80%. The Company's share of its undivided interests in assets and liabilities relating to tenants-in-common interests are accounted for on a proportional basis.


                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


       In connection with performing services relating to the Company's real estate purchases, affiliates of the Company received fees of $431,179 and $589,878 in 1996 and 1998, respectively. No such fees were paid in 1997.

       In 1995, the Company's Board of Directors authorized the offering of 10,000,000 Shares in a private placement to a limited number of institutional investors. Through December 31, 1998 the Company has raised $74,440,000 from institutional investors, issuing 6,250,262 Shares. The offering was conducted by W. P. Carey & Co., Inc. ("W. P. Carey"), an affiliate of the Advisor. In 1997, the Company's shareholders approved a proposal to grant warrants for the Company's common stock to W. P. Carey in lieu of cash compensation. Under the plan, W. P. Carey was granted 866,667 warrants exercisable at $10 per share and 750,000 warrants exercisable at $11.50 per share as compensation for W. P. Carey's raising $13,000,000 in 1995, and $13,000,000 in 1996 on behalf of the Company. The options are exercisable over a ten-year period which period commenced December 10, 1997. In January 1998, the Company's Board of Directors granted 243,062 warrants exercisable at $11.90 per share to W. P. Carey as compensation for an additional $6,000,000 raised in 1997. The exercise prices are based on the share price at the time the shares were issued to the institutional investors. The granting of the options was intended to compensate W. P. Carey in an amount equivalent to a fee of 3% of the capital raised. The warrants have been valued by an independent consultant. As the compensation is directly related to raising capital, such compensation cost has been charged to additional paid-in capital. Pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the charge for stock-based compensation has been offset by a credit to additional paid-in capital. The independent consultant is currently performing a valuation relating to the warrants to be awarded to W. P. Carey for 1998 sales which will be presented for approval to the Board of Directors.

       The Company is a participant in an agreement with W. P. Carey and certain affiliates for the purpose of leasing office space used for the administration of real estate entities and W. P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Expenses incurred in 1996, 1997 and 1998 were $219,199, $226,616 and $230,412, respectively.

       For the years ended December 31, 1996, 1997 and 1998, fees and expenses of $102,896, $75,032 and $48,961, respectively, were incurred for legal services provided by a firm in which the Secretary, until July 1997, of the Company and the Corporate General Partner of the Advisor is a partner.

4.   Real Estate Leased to Others Accounted for Under the Operating Method:

       Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $23,829,000 in 1999; $23,844,000 in 2000; $23,965,000 in 2001; $21,409,000 in 2002;
          $19,909,000 in 2003; and aggregate approximately $348,932,000 through 2020.

       Contingent rents were approximately $403,000, $551,000 and $783,000 in 1996, 1997 and 1998, respectively.


                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


5.   Net Investment in Direct Financing Leases:

       Net investment in direct financing leases is summarized as follows:

                                                                            December 31,
                                                      -------------------------------------------------------
                                                          1996                  1997                 1998
                                                          ----                  ----                 ----
           Minimum lease payments
             receivable                               $225,664,559          $194,489,838         $183,949,276
           Unguaranteed residual value                  99,657,812            92,900,350           92,900,350
                                                      ------------          ------------         ------------
                                                       325,322,371           287,390,188          276,849,626
           Less: Unearned income                       224,787,191           193,154,594          182,376,214
                                                      ------------          ------------         ------------
                                                      $100,535,180          $ 94,235,594         $ 94,473,412
                                                      ============          ============         ============

       Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to approximately $10,719,000 in 1999; $10,712,000 in 2000; $10,736,000 in 2001;
          $10,486,000 in 2002; $10,737,000 in 2003; and aggregate approximately
          $183,949,276 through 2020.

       The Company is committed under long-term ground leases for certain properties formerly occupied by Harvest Foods, Inc. ("Harvest") through 2011. Future ground lease rental commitments aggregate $1,434,371.

       Contingent rents were approximately $277,000, $302,000 and $334,000 in 1996, 1997 and 1998, respectively.

6.   Mortgage Notes Payable:

       Mortgage notes payable, all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of approximately $264,012,000. As of December 31, 1998, mortgage notes payable have interest rates varying from 6.88% to 10.5% per annum and mature from 1999 to 2021.

       Scheduled principal payments during each of the five years following
          December 31, 1997 and thereafter are as follows:

          Year Ending December 31,
             1999                                                $ 17,866,220
             2000                                                  11,859,605
             2001                                                   8,273,238
             2002                                                  16,574,374
             2003                                                  11,049,277
             Thereafter                                            94,632,664
                                                                 ------------
                Total                                            $160,255,378
                                                                 ============

       Interest paid on mortgage notes payable and the revolving credit agreement, excluding capitalized interest, was $14,110,088, $14,170,087 and $13,509,785 in 1996, 1997 and 1998, respectively.

       In connection with the placement of mortgages, fees of $511,179 and $589,878 were paid to an affiliate of the Company in 1996 and 1998. No mortgage placement fees were paid in 1997.


                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.   Dividends Payable:

       A dividend of $.0022478 per share per day ($4,409,132) for each day in the period from October 1, 1998 to December 31, 1998 was declared in December 1998 and paid in January 1999.

8.   Lease Revenues:

       The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues are as follows:

                                                      1996                      1997                    1998
                                                      ----                      ----                    ----
Per Statements of Income:
   Rental income from operating leases             $19,711,736               $21,834,831            $22,679,719
   Interest income from direct
      financing leases                              12,117,529                11,236,439             11,112,788
Adjustments:
   Share of leasing revenues applicable
      to minority interest                          (1,797,435)               (1,793,239)            (1,787,480)
   Share of leasing revenues from equity
      investments                                    6,964,508                 7,017,675              7,150,066
                                                   -----------               -----------            -----------
                                                   $36,996,338               $38,295,706            $39,155,093
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


                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


       The Company earned its share of net leasing revenues in 1995, 1996 and 1997 from its direct and indirect ownership of real estate from the following lease obligors:

                                                 1996       %             1997       %             1998        %
                                                 ----     -----           ----     -----           ----      -----
Marriott International, Inc. (1)             $ 4,342,865   12%        $ 4,388,800   12%        $ 4,436,519    11%
Best Buy Co., Inc. (2)                         3,060,497    8           3,053,352    8           3,043,548     8
Omnicom Group, Inc.                            1,867,500    5           1,867,500    5           2,412,381     6
Neodata Corporation                            2,297,743    6           2,350,911    6           2,354,252     6
Lucent Technologies, Inc.                      1,852,829    5           1,852,829    5           1,852,829     5
Big V Holding Corp.                            1,691,883    5           1,718,359    5           1,748,210     5
Garden Ridge Corporation                       1,403,512    4           1,361,004    4           1,426,128     4
Barnes & Noble, Inc.                           1,334,565    4           1,357,758    4           1,385,861     4
Michigan Mutual Insurance
  Company                                      1,358,702    4           1,361,424    4           1,362,779     4
The Upper Deck Company (1)                     1,312,643    4           1,319,875    3           1,319,875     3
Gensia, Inc. (1)                               1,309,000    4           1,309,000    3           1,309,000     3
Merit Medical Systems, Inc.                    1,303,291    3           1,303,291    3           1,303,291     3
Q Clubs, Inc.                                  1,201,828    3           1,288,875    3           1,288,875     3
Del Monte Corporation                            643,125    2           1,286,250    3           1,286,250     3
Lincoln Technical Institute
  of Arizona, Inc.                             1,082,400    3           1,155,055    3           1,206,952     3
Plexus Corp.                                   1,091,500    3           1,122,470    3           1,184,409     3
Waban, Inc.                                    1,118,356    3           1,118,251    3           1,118,356     3
Bell Sports, Inc.                              1,011,804    3           1,038,545    3           1,064,328     3
Wal-Mart Stores, Inc.                            994,433    3             970,948    3           1,013,389     3
Custom Food Products, Inc.                       767,264    2             869,422    2             870,024     2
Detroit Diesel Corporation                        34,073                  845,000    2             845,000     2
Nicholson Warehouse L.P.                         805,092    2             805,124    2             805,160     2
GATX Logistics, Inc.                             794,893    2             794,893    2             794,893     2
Superior Telecommunications, Inc.                619,853    2             667,727    2             657,733     2
Childtime Childcare, Inc.                        568,480    1             584,426    2             608,856     2
Petsmart, Inc.                                   478,927    1             485,113    1             492,553     1
Hibbet Sporting Goods, Inc.                      418,992    1             475,784    1             475,784     1
Oshman Sporting Goods, Inc.                      442,324    1             449,972    1             455,985     1
CalComp Technology, Inc.                         381,412    1             443,024    1             446,366     1
Kroger Co.(3)                                                             164,555                  206,806     1
Harvest Foods, Inc. (3)                        1,239,340    3             291,466    1
Safeway Stores Incorporated                      167,212                  141,750                  141,750
Affiliated Foods Southwest, Inc.(3)                                        51,953                  152,279
Advanced Micro Devices, Inc. (1)                                                                    84,672
Other                                                                       1,000
                                             -----------  ----        -----------  ----        -----------   ----
                                             $36,996,338  100%        $38,295,706  100%        $39,155,093   100%
                                             ===========  ====        ===========  ====        ===========   ====

(1)  Represents the Company's share of revenues from its equity investment.

(2) Net of rental amount applicable to CPA(R):12's 37% minority interest acquired from the Company in May 1994.

(3) Net of ground lease rental expense of approximately $158,000, in each of the years 1996, 1997 and 1998.


                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


9.   Equity Investments:

       The Company owns a 23.7% interest in Marcourt Investments Incorporated
          ("Marcourt"), which, pursuant to a master lease, net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc., 50% equity interests in Gena Property Company ("Gena"), a general partnership, which owns land and buildings in San Diego, California, net leased to Gensia Inc., and Cards Limited Liability Company ("Cards LLC"), which net leases two office buildings to The Upper Deck Company and a 33 1/3% interest in Delaware Chip LLC ("Chip"), a limited liability company which owns land and a building in Sunnyvale, California, net leased to Advanced Micro Devices, Inc. ("AMD"). The interest in Chip was purchased in December 1998 and is described below.

       On December 22, 1998, the Company and two of its affiliates, Corporate
          Property Associates 12 Incorporated ("CPA(R):12") and Corporate Property Associates 14 Incorporated ("CPA(R):14"), through Chip purchased land and a building in Sunnyvale, California and entered into a net lease agreement with AMD. The purchase price of the property was $95,287,958 of which $68,250,000 was financed by limited recourse debt. The Company, CPA(R):12 and CPA(R):14, each own a 33 1/3% interest in Chip.

       The AMD lease provides for an initial lease term of twenty years through December 2018 with two ten-year renewal terms at AMD's option. Annual rent is $9,145,500, with rent increases every three years based on a formula indexed to increases in the CPI. The $68,250,000 limited recourse mortgage loan is collateralized by a deed of trust on the property and an assignment of the lease. The loan bears interest at an annual interest rate of 7.78% with monthly principal and interest payments based on a 30-year amortization schedule. The loan matures in January 2009, when a balloon payment will be due. The loan may not be prepaid until three months prior to its maturity date.


                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

       Summarized financial information of the Company's equity investees is as follows:

 (In thousands)
                                       1996             1997             1998
                                       ----             ----             ----
MARCOURT

 Assets                              $149,694         $149,413          $149,150
 Liabilities                          106,002          102,826            99,315
 Shareholders' equity                  43,692           46,587            49,835
 Revenues                              18,549           18,650            18,743
 Expenses                              11,097           10,827            10,496
 Net income                             7,452            7,823             8,247


GENA

 Assets                               $21,826          $21,710           $20,686
 Liabilities                           11,832           11,671            10,587
 Capital                                9,994           10,039            10,099

 Revenues                               2,618            2,618             2,618
 Expenses                               1,439            1,387             1,336
 Net income                             1,179            1,231             1,282


CARDS LLC

 Assets                               $26,581          $26,729           $26,591
 Liabilities                           15,705           15,511            15,290
 Capital                               10,876           11,218            11,301

 Revenues                               2,632            2,640             2,640
 Expenses                               1,259            1,244             1,229
 Net income                             1,373            1,396             1,411


CHIP

 Assets                                                                  $91,350
 Liabilities                                                              68,251
 Capital                                                                  23,099

 Revenues                                                                    254
 Expenses                                                                    185
 Net income                                                                   69


                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

10.  Sales of Real Estate and Securities:

       In connection with entering into a lease agreement with Garden Ridge in 1995, the Company was granted warrants to purchase 67,500 shares of common stock exercisable at $10 per share. In April 1996, the Company exercised warrants for 22,500 shares and simultaneously sold such shares realizing a gain, net of selling costs, of $664,431.

       In December 1991, the Company and CPA(R):10 purchased three supermarkets leased to Safeway Stores Incorporated as tenants in-common, each with 50% undivided ownership interests. In 1996, the Company and CPA(R):10 sold a property in Glendale, Arizona and a property in Escondido, California. On January 26, 1996, the Glendale store was sold for $1,950,000. On February 15, 1996, the Escondido property was sold for $3,450,000. A net loss of $7,630 was recognized on the sales.

       The 1997 gain on the sale of three properties formerly leased to Harvest
          Foods, Inc. is described in Note12.

11.  Extraordinary Charge on Extinguishment of Debt:

       In October 1995, the Company refinanced two limited recourse mortgage loans with an aggregate balance of $8,910,000, collateralized by a property leased to Omnicom Group, Inc. In connection with the prepayment of one of the loans, the Company incurred a prepayment charge of $401,269 in 1995 as an extraordinary charge on extinguishment of debt. In December 1995, the lender filed suit against the Company alleging that the prepayment premium paid in connection with the prepayment of one of two loans was understated by approximately $400,000. The Company reached an agreement with the lender in November 1996 to settle the dispute for $275,000. Such payment was recognized in 1996 as an extraordinary charge on the extinguishment of debt.

       Extraordinary charges on extinguishment of debt incurred in 1997 and 1998 are described in Note 12.


                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


12.  Harvest Foods, Inc.:

       In February 1992, the Company and Corporate Property Associates 10
          Incorporated ("CPA(R):10"), an affiliate purchased as tenants-in-common, each with undivided 50% ownership interests as tenants-in-common, 13 supermarkets and two office buildings and entered into a master lease with Harvest Foods, Inc. ("Harvest") as lessee. In connection with the purchase, the Company and CPA(R):10 obtained $12,265,000 of limited recourse mortgage financing from two lenders consisting of a first priority limited recourse mortgage loan of $9,265,000 and a subordinated limited recourse mortgage loan of $3,000,000 from an affiliate of Harvest (of which the Company's share was $4,632,500 and $1,500,000).

       In June 1996, Harvest filed a voluntary bankruptcy petition. In March
          1997, the Bankruptcy Court approved Harvest's motion to terminate the master lease. Under its ruling, the Bankruptcy Court allowed the Company and CPA(R):10 to establish an unsecured claim for lease rejection damages at $10,000,000. Harvest subsequently vacated the properties. Because of the Company's expectation at that time that future cash flow from the properties would be reduced, management concluded that there had been an impairment to the value of the properties. Based on a writedown of the Company's interest in the properties to an estimated fair value of $8,250,000, the Company incurred a noncash charge of $1,753,455 in 1996.

       During 1997, the Company and CIP(R) entered into net leases with The
          Kroger Co. for two supermarkets in Conway and North Little Rock, Arkansas and with Affiliated Foods Southwest, Inc. ("Affiliated") for three supermarkets in Hope and Little Rock, Arkansas. In August 1998, the Company and CPA(R):10 entered into a lease with Affiliated for a fourth supermarket in Little Rock. In 1997 the Company and CIP(R) sold three properties for $2,400,000 (of which the Company's share was $1,200,000). In connection with these sales, the Company recognized a gain of $105,131.

       In June 1997, the Company and CPA(R):10 paid off the first priority mortgage loan. The lender accepted a payment of $7,700,000 in full satisfaction of an outstanding balance of $8,554,894. In connection with its portion of the prepayment, $3,850,000, the Company recognized an extraordinary gain on the extinguishment of debt of $427,448.

       On December 22, 1998, the holder of the $3,000,000 subordinated mortgage note agreed to accept a payment of $500,000 from the Company and CPA(R):10 in satisfaction of the mortgage loan obligation of $3,000,000 and accrued interest of $776,750. In connection with its $250,000 share of the payoff of the mortgage loan, the Company recognized an extraordinary gain on the extinguishment of its share of the debt of $1,638,375 in 1998.

13.  Disclosures About Fair Value of Financial Instruments:

       The carrying amounts of cash, receivables, and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

       The Company estimates that the fair value of mortgage notes payable approximated the carrying value of such mortgage notes at December 31, 1997 and was approximately $163,512,000 at December 31, 1998. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risks.


                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


       In conjunction with executing several of its leases, the Company was granted warrants to purchase common stock of the lessee or lease guarantor. To the extent that the lessee is not a publicly traded company, the warrants have been judged at the time of issuance to be speculative in nature and a nominal cost basis has been attributed to them. The Company believes it is not practicable to estimate the fair value of its stock warrants for closely held companies. At December 31, 1997 and 1998, the Company held stock warrants to purchase 155,461 shares of the common stock of Merit Medical Systems, Inc. ("Merit"), a publicly traded company. The fair value of the Company's stock warrants in Merit as of December 31, 1998, based on quoted prices for Merit's common stock, was approximately $175,000. Such warrants are exercisable currently and are carried at a nominal value.

14.  Subsequent Event:

       On February 5, 1999, the Company purchased land and buildings in Texarkana, Texas and Orem, Utah for $7,748,691 and entered into a net lease agreement with Humco Holding Group, Inc. ("Humco"). The Company obtained $4,200,000 of limited recourse mortgage financing in connection with the purchase of the Humco property.

       The Humco lease provides for a seventeen year lease term at an annual rent of $825,100, with rent increases every two years based on a formula indexed to increases in the CPI. Each increase is capped at a maximum of 3%, as defined, for the first five years, 4%, for the next five years, and 5% thereafter. The lease provides for a purchase option, exercisable on the seventh, twelfth and seventeenth anniversary dates of the lease, and is also exercisable in the event 80% or more of Humco's voting stock is acquired by a third party. The purchase option is exercisable at the greater of the fair value of the properties, as defined, or the Company's acquisition cost for the properties plus any prepayment premium under the loan agreement.

       The $4,200,000 limited recourse loan bears interest at an annual interest rate of 7.75% with monthly principal and interest payments of $31,724, based on a 25-year amortization schedule. The interest rate will reset in the fifth loan year to 3.25% plus the average yield on Treasury instruments adjusted to a maturity of five years. The loan matures in March 2009 when a balloon payment will be due. The loan may be prepaid at any time, in whole or in part, without a prepayment penalty.

15.  Accounting Pronouncement:

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
          Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The Company believes that SFAS No. 133 will not have a material impact on the consolidated financial statements.


                                   Continued

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

--------------------------------------------------------------------------------

     Except for limited or sporadic transactions, there is no established public trading market for the Shares of the Company. As of December 31, 1998, there were 8,776 holders of record of the Shares of the Company.

     The Company is required to distribute annually its Distributable REIT Taxable Income, as defined in the Prospectus, to maintain its status as a REIT. Quarterly dividends paid by the Company are as follows:

                                         Cash Dividends Paid Per Share
                                    ---------------------------------------
                                      1996            1997           1998
                                      ----            ----           ----
     First quarter                  $.20350         $.20520         $.20600
     Second quarter                  .20400          .20540          .20620
     Third quarter                   .20450          .20560          .20622
     Fourth quarter                  .20500          .20580          .20663
                                    -------         -------         -------
                                    $.81700         $.82200         $.82505
                                    =======         =======         =======

       Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the years ended December 31, 1996, 1997 and 1998, dividends paid per share were reported as follows for tax purposes:

                                            1996          1997          1998
                                            ----          ----          ----
     Ordinary income                        $.66          $.67          $.75
     Capital gains                           .04
     Return of capital                       .12           .15           .08
                                            ----          ----          ----
                                            $.82          $.82          $.83
                                            ====          ====          ====


REPORT ON FORM 10-K

--------------------------------------------------------------------------------

     The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.