Form 10-Q
period 1999-03-31
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 1999-05-12
CIK 873394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended MARCH 31, 1999

                                       of

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


CIP(R) has no active market for common stock at May 10, 1999. 21,656,222 shares of common stock, $.001 Par Value outstanding at May 10, 1999.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                                      INDEX



                                                                        Page No.
                                                                        --------
PART I

Item 1. - Financial Information*

          Condensed Consolidated Balance Sheets, as of December 31,
          1998 and March 31, 1999                                              2

          Condensed Consolidated Statements of Income for the three
          months ended March 31, 1998 and 1999                                 3

          Condensed Consolidated Statements of Comprehensive Income
          for the three months ended March 31, 1998 and 1999                   3

          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 1998 and 1999                           4

          Notes to Condensed Consolidated Financial Statements               5-8


Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9-11


PART II - Other Information


Item 3A. - Quantitative and Qualitative Disclosures About Market Risk         12

Item 4. - Submission of Matters to a Vote of Security Holders                 12

Item 6. - Exhibits and Reports on Form 8-K                                    12

Signatures                                                                    13


* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 31,      March 31,
                                                          1998             1999
                                                      ------------     -----------
                                                         (Note)        (Unaudited)
         ASSETS:

Land and buildings,
    net of accumulated depreciation of
    $14,974,151 at December 31, 1998 and
    $16,050,866 at March 31, 1999                    $ 203,547,846    $ 209,739,845
Net investment in direct financing leases               94,473,412       94,852,457
Equity investments                                      32,749,198       38,510,055
Assets held for sale                                                        218,250
Cash and cash equivalents                               36,787,777       22,893,275
Other assets                                             4,517,389        4,197,124
                                                     -------------    -------------
           Total assets                              $ 372,075,622    $ 370,411,006
                                                     =============    =============

         LIABILITIES:
Limited recourse mortgage notes payable              $ 160,255,378    $ 158,007,211
Accrued interest                                         1,088,678        1,033,887
Accounts payable and accrued expenses                      769,381          640,673
Accounts payable to affiliates                          10,565,418        1,433,760
Dividends payable                                        4,409,132        4,438,637
Prepaid rental income and security deposits                862,282          837,846
                                                     -------------    -------------
           Total liabilities                           177,950,269      166,392,014
                                                     -------------    -------------

Minority interest                                        5,233,926        5,439,755
                                                     -------------    -------------

Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value;
    authorized, 40,000,000 shares; issued and
    outstanding, 21,046,424 shares at December 31,
    1998 and 21,866,590 shares at March 31, 1999            21,046           21,867
Additional paid-in capital                             205,320,138      216,136,666
Dividends in excess of accumulated earnings            (13,718,867)     (14,602,248)
Accumulated other comprehensive income (loss)              121,335         (102,983)
                                                     -------------    -------------
                                                       191,743,652      201,453,302

Less:  common stock in treasury at cost, 287,305
    shares at December 31, 1998 and 289,505
    shares at March 31, 1999                            (2,852,225)      (2,874,065)
                                                     -------------    -------------
           Total shareholders' equity                  188,891,427      198,579,237
                                                     -------------    -------------
           Total liabilities and
               shareholders' equity                  $ 372,075,622    $ 370,411,006
                                                     =============    =============


The accompanying notes are an integral part of the condensed consolidated financial statements.


Note: The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months Ended
                                                  March 31, 1998  March 31, 1999
                                                  --------------  --------------
Revenues:
  Rental income                                    $  5,694,507    $  6,420,870
  Interest income from direct financing leases        2,774,632       2,774,762
  Other interest income                                 253,714         358,005
  Other income                                            9,197
                                                   ------------    ------------
                                                      8,732,050       9,553,637
                                                   ------------    ------------

Expenses:
  Interest                                            3,460,762       3,366,952
  Depreciation and amortization                         912,014       1,143,926
  General and administrative                            494,754         685,613
  Property expenses                                   1,462,918       1,659,471
  Writedown to fair value                                               335,839
                                                   ------------    ------------
                                                      6,330,448       7,191,801
                                                   ------------    ------------

      Income before minority interest and
        income from equity investments                2,401,602       2,361,836

Minority interest in income                            (201,523)       (205,829)
                                                   ------------    ------------

      Income before income from equity
        investments                                   2,200,079       2,156,007

Income from equity investments                          993,616       1,235,780
                                                   ------------    ------------

      Net income                                   $  3,193,695    $  3,391,787
                                                   ============    ============

Basic earnings per common share                    $        .19    $        .16
                                                   ============    ============
Diluted earnings per common share                  $        .18    $        .16
                                                   ============    ============

Weighted average of shares outstanding-basic         17,246,314      21,442,372
                                                   ============    ============
Weighted average of shares outstanding-diluted       17,512,069      21,773,002
                                                   ============    ============



      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                        Three Months Ended
                                                  March 31, 1998  March 31, 1999
                                                  --------------  --------------
Net income                                          $3,193,695      $ 3,391,787
                                                    ----------      -----------

Other comprehensive income (loss):
  Change in unrealized gain (loss) on securities
    during the period                                  735,302         (224,318)
                                                    ----------      -----------
  Other comprehensive income (loss)                    735,302         (224,318)
                                                    ----------      -----------

  Comprehensive income                              $3,928,997      $ 3,167,469
                                                    ==========      ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                     Three Months Ended
                                                                          March 31,
                                                                 ----------------------------
                                                                      1998            1999
                                                                      ----            ----
Cash flows from operating activities:
  Net income                                                     $  3,193,695    $  3,391,787
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                   912,014       1,143,926
      Income from equity investments in excess of dividends
        and distributions received                                   (208,386)       (126,683)
      Minority interest in income                                     201,523         205,829
      Straight-line rent adjustments and other noncash
        rent adjustments                                             (430,460)       (378,829)
      Writedown to fair value                                                         335,839
      Provision for uncollected rents                                  63,519         233,795
      Net change in operating assets and liabilities                1,339,681         506,282
                                                                 ------------    ------------
        Net cash provided by operating activities                   5,071,586       5,311,946
                                                                 ------------    ------------

Cash flows from investing activities:
      Acquisitions of real estate and equity investments and
        additional capitalized costs                              (12,525,127)    (13,478,498)
                                                                 ------------    ------------
        Net cash used in investing activities                     (12,525,127)    (13,478,498)
                                                                 ------------    ------------

Cash flows from financing activities:
      Proceeds from stock issuance, net of costs                      667,611         984,220
      Proceeds from mortgages                                                       4,200,000
      Prepayment of mortgages                                                      (5,413,727)
      Payments of mortgage principal                                 (955,564)     (1,034,440)
      Deferred financing costs                                                       (196,500)
      Dividends paid                                               (3,466,189)     (4,245,663)
      Purchase of treasury stock                                                      (21,840)
                                                                 ------------    ------------
        Net cash used in financing activities                      (3,754,142)     (5,727,950)
                                                                 ------------    ------------

           Net decrease in cash and cash equivalents              (11,207,683)    (13,894,502)

Cash and cash equivalents, beginning of period                     17,331,710      36,787,777
                                                                 ------------    ------------

           Cash and cash equivalents, end of period              $  6,124,027    $ 22,893,275
                                                                 ============    ============

Supplemental disclosure of cash flows information:

           Interest paid                                         $  3,428,031    $  3,421,743
                                                                 ============    ============

Noncash operating and financing activities:

           Issuance of common stock to Advisor in satisfaction
           of fees payable                                                       $  9,833,129
                                                                                 ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Assets held for sale are accounted for at the lower of cost or fair value, less costs to dispose.

Note 2.  Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month periods ended March 31, 1998 and 1999 were calculated as follows:

                                                 1998         1999
                                                 ----         ----

         Net income                          $ 3,193,695   $ 3,391,787
                                             ===========   ===========

         Weighted average shares - basic      17,246,314    21,442,372

         Effect of dilutive securities:
         Stock warrants                          265,755       330,630
                                             -----------   -----------
         Weighted average shares - diluted    17,512,069    21,773,002
                                             ===========   ===========

         Basic earnings per share            $       .19   $       .16
                                             ===========   ===========
         Diluted earnings per share          $       .18   $       .16
                                             ===========   ===========

Note 3.  Transactions with Related Parties:

For the three-month periods ended March 31, 1998 and 1999, the Company incurred asset management fees of $533,750 and $630,169, respectively, with performance fees in like amount, and general and administrative expense reimbursements were $167,389, and $230,340, respectively, payable to an affiliate.

In January 1999, the Company issued 744,934 restricted shares of common stock to the Advisor in satisfaction of $9,833,129 of performance fees as a result of the Company achieving its cumulative dividend return criterion of 8% (based on an initial issuance of Company common stock at $10 per share) to which payment of the performance fee is subordinated. The shares issued to pay the performance fee were priced at $13.20 per share with the price determined based on the most recent independent valuation of the Company's portfolio as of December 31, 1998. The shares will vest ratably over five years, with the Advisor having the right to receive dividends and vote its shares currently.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

Note 4.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues are as follows:

                                                   1998            1999
                                                   ----            ----
   Per Statements of Income:
       Rental income from operating leases     $  5,694,507    $  6,420,870
       Interest from direct financing leases      2,774,632       2,774,762

   Adjustments:
       Share of leasing revenue applicable
           to minority interest                    (448,187)       (446,267)
       Share of leasing revenue from equity
           investments                            1,942,101       2,733,114
                                               ------------    ------------
                                               $  9,963,053    $ 11,482,479
                                               ============    ============

For the three-month periods ended March 31, 1998 and 1999, the Company earned its proportionate net lease revenues from its investments as follows:

Lease Obligor:                                    1998       %          1999      %
--------------                                    ----      ---         ----     ---
Marriott International, Inc. (a)               $1,284,882    13%     1,310,054    11%
Omnicom Group, Inc.                               454,375     5      1,063,945     9
Advanced Micro Devices, Inc. (a)                                       762,125     7
Best Buy Co., Inc. (b)                            763,129     8        759,859     6
Neodata Corporation                               587,728     6        589,732     5
Wal-Mart Stores, Inc.                             444,224     5        501,067     4
Lucent Technologies                               463,207     5        463,207     4
Big V Holding Corp.                               434,113     4        440,281     4
Garden Ridge, Inc.                                356,532     4        356,532     3
Barnes & Noble, Inc.                              343,359     3        348,330     3
Michigan Mutual Insurance Company                 340,690     3        340,703     3
The Upper Deck Company (a)                        329,969     3        329,969     3
Gensia, Inc. (a)                                  327,250     3        327,250     3
Merit Medical Systems, Inc.                       325,823     3        325,823     3
Q Clubs, Inc.                                     322,219     3        322,219     3
Del Monte Corporation                             321,563     3        321,563     3
Lincoln Technical Institute of Arizona, Inc.      301,738     3        301,738     3
Plexus Corp.                                      296,102     3        296,102     3
Waban, Inc./BJ's Warehouse Club                   279,589     3        279,589     2
Bell Sports Corp.                                 266,082     3        272,016     2
Custom Food Products, Inc.                        217,297     2        216,820     2
Detroit Diesel Corporation                        211,250     2        211,250     2
Nicholson Warehouse, L.P.                         201,286     2        201,296     2
Other                                           1,090,646    11      1,141,009    10
                                               ----------   ---    -----------   ---
                                               $9,963,053   100%   $11,482,479   100%
                                               ==========   ===    ===========   ===

(a) Represents the Company's proportionate share of lease revenues from its equity investments.

(b) Net of amounts applicable to Corporate Property Associates 12 Incorporated's ("CPA(R):12") minority interest.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 5.  Equity Investments:


The Company holds interests in five investments in which its ownership interest is 50% or less. All of the underlying investments are entities that were formed solely for the purpose of entering into a long-term net lease with a single tenant. As of March 31, 1999, the Company owns (i) an approximate 23.68% interest in a real estate investment trust that net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc.,
(ii) 50% interests in general partnerships that net lease properties to Gensia, Inc. and the Upper Deck Company and (iii) 33.33% interests in two entities that net lease properties to Advanced Micro Devices, Inc. and Compucom Systems, Inc. ("Compucom"). The interest in the Compucom property was purchased on March 31, 1999 (see Note 6). Summarized combined financial information of the Company's equity investees is as follows:

(In thousands)                                December 31, 1998   March 31, 1999
                                              -----------------   --------------
Assets (primarily real estate)                    $287,777          $325,421
Liabilities (primarily mortgage
   notes payable)                                  193,443           215,396
Shareholders' and members' equity                   94,334           110,025


                                               March 31, 1998     March 31, 1999
                                               --------------     --------------
Revenues (primarily rental income
   and interest from direct financing loan)       $  6,745          $  6,952
Expenses (primarily interest on
    mortgages and depreciation)                      3,235             3,361
Net income                                           3,510             3,591


Note 6.  Acquisitions:

On February 5, 1999, the Company purchased land and buildings in Texarkana, Texas and Orem, Utah for $7,748,691 and entered into a net lease agreement with Humco Holding Group, Inc. ("Humco"). The Humco lease provides for a seventeen year lease term at an annual rent of $825,100, with rent increases every two years based on a formula indexed to increases in the Consumer Price Index ("CPI"). Each increase is capped at a maximum of 3% for the first five years, 4%, for the next five years, and 5% thereafter. The lease provides for a purchase option, exercisable on the seventh, twelfth and seventeenth anniversary dates of the lease, and is also exercisable in the event 80% or more of Humco's voting stock is acquired by a third party. The purchase option is exercisable at the greater of the fair value of the properties, as defined, or the Company's acquisition cost for the properties plus any prepayment premium on any mortgage loan on the Humco properties.

In connection with the purchase of the Humco property, the Company obtained $4,200,000 of limited recourse financing. The loan is collateralized by the Humco properties and an assignment of the Humco lease, and bears interest at an annual rate of 7.75% with monthly interest and principal payments of $31,724, based on a 25-year amortization schedule. The interest rate will reset on the fifth anniversary of the loan to 3.25% plus the average yield on U.S. Treasury instruments adjusted to a maturity of five years. The loan matures in March 2009 when a balloon payment will be due. The loan may be prepaid at any time, in whole or in part, without a prepayment penalty.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

On March 31, 1999, the Company and two affiliates, Corporate Property Associates 12 Incorporated and Corporate Property Associates 14 Incorporated, through a newly-formed entity, in which the Company and the two affiliates each own 1/3 interests, purchased land and building in Dallas, Texas for $39,790,500 and entered into a net lease with Compucom Systems, Inc. ("Compucom")

The Compucom lease has an initial term of 20 years with two five-year renewal terms at Compucom's option. The lease initially provides for annual rent of $3,914,000 with rent increases every three years based on a formula indexed to increases in the CPI, with each increase capped at 13.3%.

In connection with the purchase, the jointly-owned entity obtained a limited recourse mortgage loan of $23,000,000. The loan is collateralized by the Compucom property and an assignment of the Compucom lease and bears interest at an annual interest rate of 7.215% with monthly payments of interest and principal of $165,727 based on a 25-year amortization schedule. The loan matures in April 2009 when a balloon payment will be due. A prepayment premium will apply if the loan is prepaid prior to six months before maturity.


Note 7.  Writedown to Fair Value:

On April 15, 1999, the Company and Corporate Property Associates 10 Incorporated, an affiliate, the owners, as tenants in common, of a property in Ruston, Louisiana, entered into an agreement to sell a property for $450,000. The property has been vacant since the termination of the Harvest Foods, Inc. ("Harvest Foods") lease in March 1997. Based on the proposed sales price less estimated transaction costs, the carrying value of the Company's 50% interest in the property has been written down to $218,250. As a result of this writedown, the Company has recognized an impairment loss of $335,839. Because it satisfied the subordinated mortgage loan on the former Harvest Foods properties in December 1998, the Company will retain the entire amount of its share of net proceeds from the proposed sale of the Ruston property.


Note 8.  Subsequent Event:

On April 16, 1999, the Company purchased a property in Golden, Colorado for $6,620,942 and assumed existing leases with Bolder Technology, Inc. ("Bolder") and Northstar Computer Forms, Inc. ("Northstar"). The Bolder lease currently provides for annual rent of $593,490 with rent increases scheduled in 2000, 2003, and 2007. Each rent increase will be based on a formula indexed to increases in the CPI subject to maximum 4% annual increases. The Northstar lease provides for annual rent of $110,141. The Bolder and Northstar leases have remaining terms through April 2008 and September 2005, respectively.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of March 31, 1999 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

RESULTS OF OPERATIONS:

      Net income for the three-month period ended March 31, 1999 increased by $198,000 as compared with the three-month period ended March 31, 1998. Net income for the current three-month period includes the effect of a property writedown of $336,000. Excluding the noncash charge for the writedown, income would have reflected an increase of $534,000.

      The increase in income was primarily due to increases in lease revenues (rental income and interest income from direct financing leases) and income from equity investments, and, to a lesser extent, an increase in other interest income and a decrease in interest expense. The increase in lease revenues resulted from (i) the new lease with Omnicom Group, Inc. that went into effect in October 1998, (ii) increased percentage rents from the Company's six leases with Wal-Mart Stores, Inc. and (iii) the acquisition of the Humco Holding Group, Inc. properties in February 1999. The increase in income from equity investments was due to the first full quarter of earnings from the investment, purchased in December 1998, in the Advanced Micro Devices, Inc. property as well as the continuing trend of increasing income from the Marriott International, Inc. lease. The increase in other interest income was due to higher average cash balances resulting from capital raised in 1998 pursuant to the Company's private placement offering to institutional investors that will be used to fund additional investments in real estate. The decrease in interest expense reflects the benefit from paying off several mortgage loans in 1998 and paying a scheduled balloon payment of $5,414,000 in January 1999 to satisfy the mortgage loan on the Lincoln Technical Institute of Arizona, Inc. property. The reduction in interest expense from mortgage prepayments was offset, in part, by the mortgage loan of $18,400,000 on the new Omnicom property that was obtained in the fourth quarter of 1998. The increase in general and administrative expenses resulted from several items including costs of Year 2000 remediation and the Company's share of consulting costs relating to the upgrade and installation of integrated asset management and accounting systems software. The increase in property expenses was due to the Company's strengthening of its reserve for uncollected rents.

      Solely as a result of purchasing the Humco properties in February 1999, annual cash flow (rent less mortgage debt service) will increase by approximately $444,000. In addition, the purchase of an equity investment on March 31, 1999 of an interest in a property leased to Compucom Systems, Inc. is expected to provide annual cash flow of approximately $644,000. The leases with Bolder Technology, Inc. and Northstar Computer Forms, Inc. for a property in Golden, Colorado, purchased in April 1999, will provide annual cash flow of $644,000. The proposed sale of a vacant property in Ruston, Louisiana will not significantly effect operating cash flow as no revenue has been earned on the Ruston property for two years. In January 1999, CalComp Technology, Inc., a tenant of a property in Austin, Texas announced its intention to liquidate and stopped paying its rent. The Company has filed a complaint against CalComp, and is seeking a judgment for all unpaid and future rents plus associated costs. The Company has also entered into negotiations with CalComp in an attempt to reach a settlement. Because of the expectation that the Company will no longer receive CalComp rents, no rental income from this lease was recorded during the current three-month period.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


FINANCIAL CONDITION:

      Cash flow from operations of $5,312,000 was sufficient to pay quarterly dividends of $4,246,000 and scheduled mortgage principal installments of $1,034,000. Future cash flow from operations is expected to increase from new real estate investments acquired since December 31, 1998. As of May 10, 1999, the Company has $9,476,000 of cash available for investments for which several potential real estate investments are being evaluated.

      The Company's investing activities consisted of using $13,478,000 to purchase the Humco properties and an interest in the Compucom property. Since March 31, 1999, the Company has made an additional real estate investment in a property leased to Bolder Technology and Northland Computer Forms of $6,621,000. The Company expects to make additional investments during the year, however, the Company has not committed to enter into any specific transactions. The Company will consider funding improvements at five properties formerly leased to Harvest Foods, Inc. if management believes that in doing so it will provide a satisfactory long-term economic return.

      In addition to paying scheduled mortgage debt service and dividends to shareholders, the Company's financing activities included obtaining $4,200,000 of limited recourse mortgage financing in connection with the purchase of Humco properties, payment of $5,414,000 to satisfy a balloon payment obligation on the Lincoln Technical property and satisfying an obligation to the Advisor for asset management and performance fees of $9,833,000 by issuing to the Advisor 744,934 restricted shares of common stock in lieu of cash. The stock was issued at $13.20 per share with the price determined pursuant to the most recent appraisal of the Company's portfolio as of December 31, 1998. Under the Company's Advisory Agreement, the Advisor was not entitled to receive its performance fee until a cumulative dividend return of 8%, determined using an issuance price of $10 per share, was achieved. The dividend return criterion was achieved in January 1999. With the issuance of stock to the Advisor, the Company has strengthened its balance sheet by converting a liability to equity, retaining cash and more closely aligning the interests of the Advisor and the Company's shareholders. As of March 31, 1999, the Advisor holds 3.5% of the outstanding shares of the Company.

      A mortgage loan on the Wal-Mart properties that had been scheduled to mature in January 1999 has been extended through May 1999. The lender has proposed to extend the maturity of the loan for several years. The Company is evaluating the lender's proposal and it is likely that the lender's proposal will be accepted. A balloon payment of $1,574,000 is scheduled for August 1999 on the CalComp property. The loan is in default and subject to acceleration as the result of nonpayment of rent by CalComp. The lender has not exercised its remedies, and the Company has continued to pay monthly debt service based on management's conclusion that the value of the property is in excess of the loan balance.

      The Company and its affiliates are actively evaluating their readiness relating to the Year 2000 issue. The Year 2000 issue refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to process dates properly. The Company and its affiliates are completing a program of replacing or upgrading equipment that has been identified as not being Year 2000 compliant. The Company and its affiliates have also completed remediating certain software applications. Contingency plans are in the process of being developed and should be completed during the second quarter.

      The Company believes it is addressing its internal Year 2000 issues in a timely manner. There is, however, a risk that the inability of third-party suppliers and tenants to meet Year 2000 readiness issues could have an adverse effect on the Company. The Company and its affiliates have identified their critical suppliers and are requiring that suppliers communicate their plans and progress in identifying Year 2000 readiness.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


      The Company has contacted its tenants regarding Year 2000 readiness and emphasized the need to address Year 2000 issues. Generally, tenants are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, the Company believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by tenants rather than the Company. The major risk is that Year 2000 issues have such an adverse effect on the financial condition of a tenant that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, the Company may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                                     PART II


Item 3A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Approximately $130,746,000 of CIP(R)'s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 1999 ranged from LIBOR and 1.625% to LIBOR and 4%. There has been no material change since December 31, 1998.

(in thousands)
                 1999     2000     2001      2002      2003    Thereafter     Total    Fair Value
                 ----     ----     ----      ----      ----    ----------     -----    ----------
Fixed rate      $9,022   $3,090   $3,376   $ 5,603   $11,120     $98,535    $130,746    $133,956

Weighted
   average
   interest
   rate          9.70%    8.83%    8.84%     8.97%     8.93%       8.54%

Variable rate   $2,441   $8,825   $4,958   $11,037        --          --    $ 27,261    $ 27,261

         As of March 31, 1999, the Company had no other material exposure to market risk.


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           During the quarter ended March 31, 1999, no matters were submitted to a vote of Security Holders.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  None.

         (b)      Reports on Form 8-K:

                           During the quarter ended March 31, 1999, the Company was not required to file any reports on Form 8-K.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                                  AND SUBSIDIARIES


     5/10/99                              By: /s/ Steven M. Berzin
     -------                                  ----------------------------------
       Date                                       Steven M. Berzin
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


     5/10/99                              By: /s/ Claude Fernandez
     -------                                  ----------------------------------
       Date                                       Claude Fernandez
                                                  Executive Vice President and
                                                  Chief Administrative Officer
                                                  (Principal Accounting Officer)