Form 10-Q
period 1999-06-30
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 1999-08-10
CIK 873394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended JUNE 30, 1999

                                       of

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


CIP(R) has no active market for common stock at August 9, 1999. 21,673,019 shares of common stock, $.001 par value outstanding at August 9, 1999.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES







                                      INDEX



                                                                                                  Page No.
                                                                                                  --------
PART I

Item 1. - Financial Information*

              Condensed Consolidated Balance Sheets, as of December 31, 1998
              and June 30, 1999                                                                          2

              Condensed Consolidated Statements of Income for the three and
              six months ended June 30, 1998 and 1999                                                    3

              Condensed Consolidated Statements of Comprehensive Income
              for the three and six months ended June 30, 1998 and 1999                                  4

              Condensed Consolidated Statements of Cash Flows for the
              six months ended June 30, 1998 and 1999                                                    5

              Notes to Condensed Consolidated Financial Statements                                    6-10


Item 2. - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                    11-13


PART II - Other Information


Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                    14

Item 4. - Submission of Matters to a Vote of Security Holders                                           14

Item 6. - Exhibits and Reports on Form 8-K                                                              14

Signatures                                                                                              15




* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           December 31,         June 30,
                                                               1998               1999
                                                               ----               ----
                                                              (Note)          (Unaudited)
         ASSETS:

Land and buildings,
    net of accumulated depreciation of
    $14,974,151 at December 31, 1998 and
    $17,191,136 at June 30, 1999                          $ 203,547,846      $ 223,532,361
Net investment in direct financing leases                    94,473,412         94,450,418
Equity investments                                           32,749,198         38,714,183
Assets held for sale                                                               751,750
Cash and cash equivalents                                    36,787,777         17,191,979
Other assets                                                  4,517,389          3,812,532
                                                          -------------      -------------
           Total assets                                   $ 372,075,622      $ 378,453,223
                                                          =============      =============

         LIABILITIES:
Limited recourse mortgage notes payable                   $ 160,255,378      $ 165,988,720
Accrued interest payable                                      1,088,678          1,016,356
Accounts payable and accrued expenses                           769,381            764,571
Accounts payable to affiliates                               10,565,418          1,547,831
Dividends payable                                             4,409,132          4,490,650
Prepaid rental income and security deposits                     862,282          1,026,454
                                                          -------------      -------------
           Total liabilities                                177,950,269        174,834,582
                                                          -------------      -------------

Minority interest                                             5,233,926          5,364,649
                                                          -------------      -------------

Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value;
  authorized, 40,000,000 shares; issued and
  outstanding, 21,046,424 shares at December 31, 1998
  and 21,992,808 shares at June 30, 1999                         21,046             21,993
Additional paid-in capital                                  205,320,138        217,811,312
Dividends in excess of accumulated earnings                 (13,718,867)       (16,077,658)
Accumulated other comprehensive income                          121,335           (308,630)
                                                          -------------      -------------
                                                            191,743,652        201,447,017
Less, common stock in treasury, at cost, 287,305
    shares at December 31, 1998 and
    319,789 shares at June 30, 1999                          (2,852,225)        (3,193,025)
                                                          -------------      -------------
           Total shareholders' equity                       188,891,427        198,253,992
                                                          -------------      -------------
           Total liabilities and
               shareholders' equity                       $ 372,075,622      $ 378,453,223
                                                          =============      =============


The accompanying notes are an integral part of the condensed consolidated financial statements.


Note: The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                            Three Months Ended                   Six Months Ended
                                      June 30, 1998     June 30, 1999     June 30, 1998     June 30, 1999
                                      -------------     -------------     -------------     -------------
Revenues:
  Rental income                       $  5,440,199      $  6,453,594      $ 11,134,706      $ 12,874,464
  Interest income from direct
    financing leases                     2,793,292         2,774,101         5,567,924         5,548,863
  Other interest and
    miscellaneous income                   144,520           176,363           407,431           534,368
                                      ------------      ------------      ------------      ------------
                                         8,378,011         9,404,058        17,110,061        18,957,695
                                      ------------      ------------      ------------      ------------
Expenses:
  Interest                               3,452,463         3,399,631         6,913,225         6,766,583
  Depreciation and amortization            907,202         1,214,826         1,819,216         2,358,752
  General and administrative               666,292           829,462         1,161,046         1,515,075
  Property expenses                      1,274,201         1,695,235         2,737,119         3,354,706
  Writedown to fair value                                    130,836                             466,675
                                      ------------      ------------      ------------      ------------
                                         6,300,158         7,269,990        12,630,606        14,461,791
                                      ------------      ------------      ------------      ------------

      Income before minority
        interest, and income from
        equity investments               2,077,853         2,134,068         4,479,455         4,495,904

Minority interest in income               (199,866)         (206,712)         (401,389)         (412,541)
                                      ------------      ------------      ------------      ------------

      Income before income
        from equity investments          1,877,987         1,927,356         4,078,066         4,083,363

Income from equity investments             731,116         1,087,887         1,724,732         2,323,667
                                      ------------      ------------      ------------      ------------


      Net income                      $  2,609,103      $  3,015,243      $  5,802,798      $  6,407,030
                                      ============      ============      ============      ============


Basic earnings per share              $        .15      $        .14      $        .33      $        .30
                                      ============      ============      ============      ============

Diluted earnings per share            $        .15      $        .14      $        .33      $        .29
                                      ============      ============      ============      ============

Weighted average common
  shares outstanding-basic              17,789,576        21,665,604        17,523,970        21,554,583
                                      ============      ============      ============      ============

Weighted average common
  shares outstanding-diluted            18,055,331        22,052,972        17,789,725        21,901,146
                                      ============      ============      ============      ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)





                                          Three Months Ended                Six Months Ended
                                    June 30, 1998    June 30, 1999    June 30, 1998   June 30, 1999
                                    -------------    -------------    -------------   -------------
Net income                           $ 2,609,103      $ 3,015,243      $ 5,802,798     $ 6,407,030


Other comprehensive income:
  Change in unrealized gains
    and losses on marketable
    securities during the period        (373,384)        (205,647)         361,918        (429,965)
                                     -----------      -----------      -----------     -----------


  Comprehensive income               $ 2,235,719      $ 2,809,596      $ 6,164,716     $ 5,977,065
                                     ===========      ===========      ===========     ===========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                       Six Months Ended
                                                                June 30, 1998     June 30, 1999
                                                                -------------     -------------
Cash flows from operating activities:
  Net income                                                     $  5,802,798      $  6,407,030
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                 1,819,216         2,358,752
      Income from equity investments in excess of dividends
        and distributions received                                   (419,934)         (330,811)
      Minority interest in income                                     401,389           412,541
      Straight-line rent adjustments and other
        noncash rent adjustments                                     (100,502)           23,564
      Provision for uncollected rent                                  226,843           388,175
      Writedown to fair value                                                           466,675
      Net change in operating assets and liabilities                1,461,899         1,759,922
                                                                 ------------      ------------
        Net cash provided by operating activities                   9,191,709        11,485,848
                                                                 ------------      ------------

Cash flows from investing activities:
      Acquisition of real estate and equity investments and
        additional capitalized costs                              (13,870,274)      (29,104,790)
                                                                 ------------      ------------
        Net cash used in investing activities                     (13,870,274)      (29,104,790)
                                                                 ------------      ------------

Cash flows from financing activities:
      Purchase of treasury stock                                     (419,670)         (340,800)
      Prepayment of mortgage payable                                                 (5,413,727)
      Proceeds from mortgages                                                        13,200,000
      Proceeds from stock issuance, net of costs                   35,800,267         2,028,824
      Payments of mortgage principal                               (1,907,808)       (2,052,931)
      Distributions paid to minority interests                       (281,434)         (281,818)
      Deferred financing costs                                                         (432,101)
      Dividends paid                                               (7,022,966)       (8,684,303)
                                                                 ------------      ------------
        Net cash provided by (used in) financing activities        26,168,389        (1,976,856)
                                                                 ------------      ------------

        Net increase (decrease) in cash and cash equivalents       21,489,824       (19,595,798)
Cash and cash equivalents, beginning of period                     17,331,710        36,787,777
                                                                 ------------      ------------

        Cash and cash equivalents, end of period                 $ 38,821,534      $ 17,191,979
                                                                 ============      ============




Supplemental disclosure of cash flows information:

           Interest paid                                         $  6,717,407      $  6,838,905
                                                                 ============      ============

Noncash operating and financing activities:

        Issuance of common stock to Advisor in
         satisfaction of performance fees                                          $ 10,463,297
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


Note 2.    Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month and six-month periods ended June 30, 1998 and 1999 were calculated as follows:

                                                         Three Months Ended
                                                  June 30, 1998     June 30, 1999
                                                  -------------     -------------
  Net income                                       $ 2,609,103       $ 3,015,243
                                                   ===========       ===========
  Weighted average shares - basic                   17,789,576        21,665,604
  Effect of dilutive securities:
      Stock warrants                                   265,755           387,368
                                                   -----------       -----------
  Weighted average shares - diluted                 18,055,331        22,052,972
                                                   ===========       ===========
  Basic earnings per share                         $       .15       $       .14
                                                   ===========       ===========
  Diluted earnings per share                       $       .15       $       .14
                                                   ===========       ===========


                                                         Six Months Ended
                                                 June 30, 1998      June 30, 1999
                                                 -------------      -------------
Net income                                        $ 5,802,798        $ 6,407,030
                                                  ===========        ===========
Weighted average shares - basic                    17,523,970         21,554,583
Effect of dilutive securities:
    Stock warrants                                    265,755            346,563
                                                  -----------        -----------
Weighted average shares - diluted                  17,789,725         21,901,146
                                                  ===========        ===========
Basic earnings per share                          $       .33        $       .30
                                                  ===========        ===========
Diluted earnings per share                        $       .33        $       .29
                                                  ===========        ===========

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 3.    Transactions with Related Parties:

The Company incurred asset management fees of $533,750 and $652,293, respectively for the three month periods ended June 30, 1998 and 1999 and $1,067,500 and $1,282,462 for the six month periods ended June 30, 1998 and 1999, respectively, with performance fees in like amounts. General and administrative expense reimbursements were $304,805 and $253,368 for the three months ended June 30, 1998, and 1999, respectively, and $472,198 and $483,708 for the six months ended June 30, 1998 and 1999, respectively.

In connection with the Company's private placement of common stock to institutional investors, W. P. Carey & Company, Inc., an affiliate, receives a 3% fee in the form of warrants to purchase Company common stock in lieu of cash. In April 1998, the Company granted warrants for 1,872,353 shares of common stock representing a fee relating to $42,440,000 of capital raised in 1998 from institutional investors. The warrants are exercisable at $12.80 per share, the price at which the stock was sold, for a ten-year period. The current value of the newly issued warrants were determined pursuant to a valuation performed by an independent compensation consultant retained for such purpose. Since the fees are directly related to raising capital, the related compensation cost has been charged to additional paid-in capital.

In January 1999, the Company issued 744,934 restricted shares of common stock to the Advisor in satisfaction of $9,833,129 of performance fees as a result of the Company achieving its cumulative dividend return criterion of 8% (based on an initial issuance of Company common stock at $10 per share) in January 1999. Because the payment of the performance fee is subordinated to the cumulative dividend return criterion, the Advisor was not entitled to the fee until January 1999, even though the Company had recognized such fees since its inception. The Company has also issued an additional 47,740 shares of common stock to the Advisor in satisfaction of the performance fee of $630,168 for the three-month period ended March 31, 1999. The shares issued to pay the performance fee were priced at $13.20 per share with the price determined based on the most recent independent valuation of the Company's portfolio as of December 31, 1998. The shares will vest ratably over five. The Advisor is a participant in the Company's dividend reinvestment plan. Currently, it has opted to take all its dividends in stock of the Company.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 4.    Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues are as follows:

                                                     1998              1999
                                                 ------------      ------------
Per Statements of Income:
    Rental income from operating leases          $ 11,134,706      $ 12,874,464
    Interest from direct financing leases           5,567,924         5,548,863

Adjustments:
    Share of leasing revenue applicable
        to minority interest                         (894,687)         (890,795)
    Share of leasing revenue from equity
        investments                                 3,654,952         5,536,590
                                                 ------------      ------------
                                                 $ 19,462,895      $ 23,069,122
                                                 ============      ============


For the six-month periods ended June 30, 1998 and 1999, the Company earned its proportionate net lease revenues from its investments as follows:

                                                     1998              %              1999               %
                                                 -----------      -----------      -----------      -----------
Marriott International, Inc. (a)                 $ 2,340,514               12%     $ 2,368,022               10%
Omnicom Group, Inc.                                  908,750                5        2,132,689                9
Advanced Micro Devices, Inc. (a)                                                     1,524,250                7
Best Buy Co., Inc. (b)                             1,523,387                8        1,516,760                7
Neodata Corporation                                1,175,456                6        1,179,464                5
Lucent Technologies, Inc.                            926,414                5          926,414                4
Big V Holding Corp.                                  870,147                5          878,869                4
Garden Ridge, Inc.                                   713,064                4          718,905                3
Barnes & Noble, Inc.                                 687,956                4          697,574                3
Wal-Mart Stores, Inc.                                633,946                3          690,789                3
Michigan Mutual Insurance Company                    681,383                4          681,409                3
The Upper Deck Company (a)                           659,938                3          659,938                3
Sicor, Inc. (formerly Gensia, Inc.) (a)              654,500                3          654,500                3
Merit Medical Systems, Inc.                          651,646                3          651,646                3
Q Clubs, Inc.                                        644,438                3          647,534                3
Del Monte Corporation                                643,125                3          643,125                3
Lincoln Technical Institute of Arizona, Inc.         603,476                3          603,476                3
Plexus Corp.                                         592,205                3          592,205                2
Waban, Inc./BJ's Warehouse Club                      559,178                3          559,178                2
Bell Sports Corp.                                    532,164                3          544,033                2
Custom Food Products, Inc.                           434,398                2          433,409                2
Detroit Diesel Corporation                           422,500                2          422,500                2
Nicholson Warehouse, L.P.                            421,721                2          402,595                2
Compucom Systems, Inc. (a)                                                             329,880                1
Other                                              2,182,589               11        2,609,958               11
                                                 -----------      -----------      -----------      -----------
                                                 $19,462,895              100%     $23,069,122              100%
                                                 ===========      ===========      ===========      ===========

(a) Represents the Company's proportionate share of lease revenues from its equity investments.

(b) Net of amounts applicable to minority interests owned by Corporate Property Associates 12 Incorporated ("CPA(R):12").

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 5.    Equity Investments:

The Company holds interests in five investments in which its ownership interest is 50% or less. All of the underlying investments are entities that were formed solely for the purpose of entering into a long-term net lease with a single tenant. As of June 30, 1999, the Company owns (i) an approximate 23.68% interest in a real estate investment trust that net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc., (ii) 50% interests in general partnerships that net lease properties to Sicor, Inc. (formerly Gensia, Inc.) and the Upper Deck Company and (iii) 33.33% interests in entities that net lease property to Advanced Micro Devices, Inc. and Compucom Systems, Inc. ("Compucom"). The interest on the Compucom property was purchased on March 31, 1999. Summarized combined financial information of the Company's equity investees is as follows:


                                                      December 31, 1998         June 30, 1999
                                                      -----------------         -------------
  Assets (primarily real estate)                          $287,777                 $325,278
  Liabilities (primarily mortgage notes payable)           193,443                  214,205
  Shareholders' and members' equity                         94,334                  111,073


                                                                           Six Months Ended
                                                                   June 30, 1998     June 30, 1999
                                                                   -------------     -------------
  Revenues (primarily rental income and interest from
      direct financing leases)                                       $ 12,521          $ 18,198
  Expenses (primarily interest on mortgage and depreciation)           (6,610)          (10,279)
                                                                     --------          --------
  Net income                                                         $  5,911          $  7,919
                                                                     ========          ========



Note 6.    Acquisitions:

On April 16, 1999, the Company purchased a property in Golden, Colorado for $6,620,942 and assumed existing leases with Bolder Technology, Inc. ("Bolder") and Northstar Computer Forms, Inc. ("Northstar"). The Bolder lease currently provides for annual rent of $533,490 with rent increases scheduled in 2000, 2003, and 2007. Each rent increase will be based on a formula indexed to increases in the Consumer Price Index ("CPI") subject to maximum 4% annual increases. The Northstar lease provides for annual rent of $110,141. The Bolder and Northstar leases have remaining terms through April 2008 and September 2005, respectively. On June 17, 1999 the Company obtained $3,500,000 of limited recourse mortgage financing collateralized by a deed of trust on the Bolder property and lease assignments. The mortgage loan provides for monthly payments of principal and interest of $24,833 at an annual interest rate of 7.65% based on a 30-year amortization schedule. The loan matures on July 1, 2009 at which time a balloon payment of approximately $3,053,000 will be due. The loan is prepayable at any time, subject to a prepayment premium.

On May 12, 1999, the Company purchased a property in Eugene, Oregon for $8,717,278 and entered into a net lease with PSC Scanning, Inc. ("PSC"). The PSC lease has a 15-year term through May 31, 2014 with an initial annual rent of $820,013. The lease provides for annual rent increases with such increases based on a formula indexed to increases in the CPI, capped at 3.75%. On June 9, 1999, the Company obtained $5,500,000 of limited recourse mortgage financing collateralized by a deed of trust on the PSC property and a lease assignment. The mortgage loan provides for monthly payments of interest and principal of $39,755 at an annual interest rate of 7.25% based on a 25-year amortization schedule. The loan matures on July 1, 2009 at which time a balloon payment of approximately $4,368,000 will be due. The loan may not be prepaid during the first five loan years except for certain limited circumstances. The loan is prepayable thereafter, in part or whole, subject to a prepayment premium.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 7.  Writedowns to Fair Value:

The Company and Corporate Property Associates 10 Incorporated (CPA(R):10) an affiliate, are owners as tenants in common of properties in Ruston, Louisiana and Jonesboro, Arkansas. In April 1999, the Company and CPA(R):10 entered into an agreement to sell the Ruston property for $450,000. The sale of the Ruston property was completed on July 27, 1999. In addition, the Company and CPA(R):10 have reached an agreement-in-principle to sell the Jonesboro property for $1,100,000. The properties had been vacant since the termination of the Harvest Foods, Inc. lease in March 1997. Based on the proposed sales prices less estimated transaction costs, the Company's 50% interest in the property has been written down to $751,750, and impairment loss of $466,675 has been recognized. The Jonesboro property is subject to a ground lease and the ground rental obligation, currently $113,447 per year, will be assumed by the purchaser if the sale is completed.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of June 30, 1999 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.


RESULTS OF OPERATIONS:

         Net income for the three-month and six-month periods ended June 30, 1999 increased $406,000 and $604,000, respectively, as compared with the three-month and six-month periods ended June 30, 1998. Excluding the effects of noncash asset writedowns on two properties that the Company expects to sell, income for the three-month and six-month periods would have increased $537,000 and $1,071,000, respectively.

         The increase in income was primarily due to increases in lease revenues (rental income and interest from direct financing leases) and an increase in income from equity investments. The effects of these increases were partially offset by increases in depreciation and amortization and general and administrative and property expenses. The increase in lease revenues was due to the new leases with Omnicom Group, Inc., effective October 1, 1998, and the purchase of properties leased to Humco Holdings, Inc., Bolder Technology, Inc. and Northstar Computer Forms, Inc. and PSC Scanning, Inc. in 1999. Annual revenues from the Humco, Bolder Technology, Northstar and PSC leases are $2,289,000. The increase in income from equity income was primarily due to the Company's investment with two affiliates in properties leased to Advanced Micro Devices, Inc. and Compucom Systems, Inc. that were purchased in December 1998 and March 1999, respectively. The Company's share of annual cash flow (rent less mortgage debt service) from these two equity investments is approximately $1,700,000. The increase in depreciation and amortization is directly attributable to the acquisition of the aforementioned new properties. The increase in general and administrative costs was due, in part, to the costs related to the installation of new integrated accounting and asset management software that is expected to be operational during the fourth quarter. The increase in property expenses was due to increases in asset management and performance fees and an increase in the provision for uncollected rents. Asset management and performance fees are calculated based on an appraised value per share determined annually pursuant to an independent valuation.

FINANCIAL CONDITION:

         There has been no material change in the Company's financial condition since December 31, 1998. As a result of the Company's Advisor electing to receive its accrued performance fees and its performance fees for the first fiscal quarter in shares of Company common stock rather than cash, obligations of $10,463,000 were converted into shareholders' equity thereby strengthening the Company's balance sheet and enhancing the Company's liquidity. The performance fee became payable in January 1999 when the cumulative dividend return criterion of 8%, determined based on the public offering issuance price of $10 per share, was achieved. As of June 30, 1999, the Company's Advisor holds approximately 3.5% of the outstanding shares of the Company. For the six month period ended June 30, 1999, cash flow from operations of $11,486,000 was sufficient to pay quarterly dividends of $8,684,000 and pay scheduled mortgage principal installments of $2,053,000.

         During 1999, the Company has used $29,105,000 for the acquisition of real estate and an interest in an equity investment. The properties acquired are net leased to Humco, PSC Scanning, Bolder Technology and Northstar and Compucom. The Compucom transaction was structured through an ownership interest in a limited liability company that is owned jointly with two affiliates and accounted for under the equity method.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
                                    Continued



         The Company is evaluating potential real estate investment and has sufficient cash reserves and borrowing capacity from several unleveraged properties to complete additional purchases. The Company is also negotiating a credit agreement which would provide a line of credit that could be used to purchase properties on a transitional basis so that any desired mortgage financing could be obtained subsequent to purchase of property. There is no assurance that the line of credit will be obtained. A substantial portion of the Company's current cash balances are available for funding additional real estate investments.

         The Company's financing activities included paying off a scheduled balloon payment on a mortgage loan of $5,413,000 in January 1999 and obtaining $13,200,000 of limited recourse mortgage financing on newly purchased properties. A mortgage loan on the Company's portfolio of six Wal-Mart Stores, Inc. retail properties that had been scheduled to mature on January 1, 1999 has been extended through October 1, 1999. The Company is in discussions with the lender to extend or refinance the Wal-Mart loan, and management believes that it is probable that such an extension of refinancing can be completed. As of June 30, 1999, the Wal-Mart loan had an outstanding balance of $6,844,000.


YEAR 2000 ISSUES:

         The "Year 2000 issue" refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to properly process dates. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. The Company has no information technology systems of its own, but is dependent upon systems maintained by an affiliate of its Advisor, and certain other third parties including banks and its transfer agent.

         The Company and its affiliates have been evaluating their readiness relating to Year 2000 issues since 1998. The affiliates' core information technology systems used in administering the Company's business operations have been upgraded or replaced, as needed, to become Year 2000 compliant. These systems include desktop computers, network servers, operating systems and applications software. A new, compliant, integrated accounting and asset management system is currently being installed and is expected to be functional in the fourth quarter of this year. Compliance of these systems with Year 2000 requirements has been determined through a combination of internal testing, where feasible, and vendor representations. Non-core information technology systems are currently being reviewed for compliance with Year 2000 requirements. Such systems, although not critical to the Company's business operations, are expected to be substantially upgraded or replaced before the end of 1999.

         The Company has contacted and is evaluating documentation from its critical third party vendors and suppliers including banks, transfer agents and telecommunications service providers regarding their Year 2000 compliance. The responses received have generally been positive although the Company cannot be assured that such providers have adequately considered the impact of Year 2000 issues on their systems.

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
                                    Continued




         The Company will continue to monitor critical third party vendors and suppliers to determine its vulnerability to potential disruptions caused by year 2000 issues. Limited scope contingency plans are currently being developed to address potential disruptions of a temporary nature that may affect the Company. Because it is not possible to anticipate all of the possible disruptions that may be caused by Year 2000 events, there can be no assurance that the Company will not be adversely affected if such disruptions occur.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES




                                     PART II



Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Approximately $139,015,000 of CIP(R)'s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 1999 ranged from LIBOR plus 1.625% to LIBOR plus 4%. There has been no material change since December 31, 1998.

(in thousands)
                        1999          2000          2001          2002            2003        Thereafter        Total     Fair Value
                        ----          ----          ----          ----            ----        ----------        -----     ----------
Fixed rate             $8,336        $3,205        $3,501        $ 5,737        $11,265       $106,971        $139,015     $142,345

Weighted average
   interest rate         9.26%         8.50%         8.50%          8.74%          8.81%          7.84%

Variable rate          $2,154        $8,825        $4,958        $11,037             --             --        $ 26,974

                  As of June 30, 1999, the Company had no other material exposure to market risk.


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  An annual Shareholders meeting was held on June 7, 1999, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:


                                               Total                 Shares            Shares
         Name Of Director                  Shares Voting           Voting Yes         Voting No
         ----------------                  -------------           ----------         ---------
         William P. Carey                    13,341,887            13,246,685           95,202
         Ralph G. Coburn                     13,341,887            13,182,793          159,094
         George E. Stoddard                  13,341,887            13,212,868          129,019
         Charles C. Townsend, Jr.            13,341,887            13,243,725           98,162
         Warren G. Wintrub                   13,341,887            13,250,225           91,662
         Thomas E. Zacharias                 13,341,887            13,250,225           91,662


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

                                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                                  AND SUBSIDIARIES





             8/9/99                      By:   /s/ John J. Park
             ------                           ----------------------------------
              Date                                John J. Park
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



             8/9/99                      By:   /s/ Claude Fernandez
             ------                           ----------------------------------
              Date                                Claude Fernandez
                                                  Executive Vice President and
                                                  Chief Administrative Officer
                                                  (Principal Accounting Officer)