Form 10-Q
period 1999-09-30
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 1999-11-10
CIK 873394

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

             For the quarterly period ended September 30, 1999

                                    of

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


            CIP(R) has no active market for common stock at November 9, 1999. 21,830,496 shares of common stock, $.001 par value outstanding at November 9, 1999.

                 CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                               AND SUBSIDIARIES





                                    INDEX



                                                                        Page No.
                                                                        --------
PART I

 Item 1. - Financial Information*

    Condensed Consolidated Balance Sheets, as of December 31, 1998
    and September 30, 1999                                                   2

    Condensed Consolidated Statements of Income for the three and
    nine months ended September 30, 1998 and 1999                            3

    Condensed Consolidated Statements of Comprehensive Income
    for the three and nine months ended September 30, 1998 and 1999          4

    Condensed Consolidated Statements of Cash Flows for the
    nine months ended September 30, 1998 and 1999                            5

    Notes to Condensed Consolidated Financial Statements                  6-10

 Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             11-13


Item 3. - Quantitative and Qualitative Disclosures About Market Risk         14


PART II - Other Information


Item 4. -  Submission of Matters to a Vote of Security Holders                15

Item 6. -  Exhibits and Reports on Form 8-K                                   15

Signatures                                                                    16







* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                 CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                               AND SUBSIDIARIES

                                    PART I

                       Item 1. - FINANCIAL INFORMATION

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          December 31,       September 30,
                                                              1998             1999
                                                             (Note)          (Unaudited)
         ASSETS:
Land and buildings,
    net of accumulated depreciation of
    $14,974,151 at December 31, 1998 and
    $18,350,154 at September 30, 1999                     $203,547,846       $221,573,115
Net investment in direct financing leases                   94,473,412         94,902,729
Equity investments                                          32,749,198         38,671,922
Assets held for sale                                                              909,375
Cash and cash equivalents                                   36,787,777         19,318,274
Other assets                                                 4,517,389          3,763,029
                                                          ------------       ------------
           Total assets                                   $372,075,622       $379,138,444
                                                          ============       ============
         LIABILITIES:
Limited recourse mortgage notes payable                   $160,255,378       $164,922,033
Accrued interest payable                                     1,088,678          1,056,274
Accounts payable and accrued expenses                          769,381            788,624
Accounts payable to affiliates                              10,565,418          1,726,704
Dividends payable                                            4,409,132          4,515,232
Prepaid rental income and security deposits                    862,282          1,000,487
                                                          ------------       ------------
           Total liabilities                               177,950,269        174,009,354
                                                          ------------       ------------
Minority interest                                            5,233,926          5,574,096
                                                          ------------       ------------
Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value;
  authorized, 40,000,000 shares; issued and
  outstanding, 21,046,424 shares at December 31, 1998
  and 22,103,025  shares at September 30, 1999                  21,046             22,103
Additional paid-in capital                                 205,320,138        219,266,058
Dividends in excess of accumulated earnings                (13,718,867)       (16,336,640)
Accumulated other comprehensive income (loss)                  121,335            (59,375)
                                                          ------------       ------------
                                                           191,743,652        202,892,146
Less, common stock in treasury, at cost, 287,305
    shares at December 31, 1998 and
    337,167  shares at September 30, 1999                   (2,852,225)        (3,337,152)
                                                          ------------       ------------
           Total shareholders' equity                      188,891,427        199,554,994
                                                          ------------       ------------
           Total liabilities and
               shareholders' equity                       $372,075,622       $379,138,444
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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                           Three Months Ended                             Nine Months Ended
                                   September 30, 1998     September 30, 1999    September 30, 1998      September 30, 1999
Revenues:
  Rental income                         $ 5,478,533            $ 6,581,614        $16,613,239               $19,456,078
  Interest from direct
    financing leases                      2,760,900              2,790,685          8,328,824                 8,339,548
  Interest and other income                 463,105                249,849            870,536                   784,217
  Lease termination income                                       1,250,000                                    1,250,000
                                        -----------            -----------        -----------               -----------
                                          8,702,538             10,872,148         25,812,599                29,829,843
                                        -----------            -----------        -----------               -----------
Expenses:
  Interest                                3,343,336              3,524,072         10,256,561                10,290,655
  Depreciation and amortization             906,159              1,248,028          2,725,375                 3,606,780
  General and administrative                765,281                544,719          1,926,327                 2,059,794
  Property expenses                       1,461,914              1,756,473          4,199,033                 5,111,179
  Writedown to fair value                                          386,954                                      853,629
                                        -----------             -----------       -----------               -----------
                                          6,476,690              7,460,246         19,107,296                21,922,037
                                        -----------             ----------        -----------               -----------
      Income before minority
        interest and income from
        equity investments                2,225,848              3,411,902          6,705,303                 7,907,806

Minority interest in income                (203,972)              (221,561)          (605,361)                 (634,102)
                                        -----------            -----------        -----------               -----------

      Income before income
        from equity investments           2,021,876              3,190,341          6,099,942                 7,273,704

Income from equity
  investments                               759,007              1,065,905          2,483,739                 3,389,572
                                        -----------            -----------         ----------                ----------
Net income                              $ 2,780,883            $ 4,256,246         $ 8,583,681               $10,663,276
                                        ===========            ===========         ===========               ===========


Basic earnings per share:                  $.14                   $.20               $.47                    $.49
                                          =======                ======             ======                   =====
Diluted earnings per share:                $.14                   $.19               $.46                    $.49
                                          =======                ======             ======                   =====
Weighted average common
  shares outstanding-basic               20,304,615             21,745,143         18,462,871                21,618,801
                                         ==========             ==========         ==========                ==========
Weighted average common
  shares outstanding-diluted             20,570,370             22,132,511         18,728,626                21,970,674
                                         ==========             ==========         ==========                ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)




                                              Three Months Ended                             Nine Months Ended
                                    September 30, 1998     September 30, 1999    September 30, 1998    September 30, 1999


Net income                          $ 2,780,883             $ 4,256,246          $ 8,583,681            $10,663,276


Other comprehensive
    income (loss):
  Change in unrealized
    appreciation (depreciation),
    marketable securities
    during the period               (1,034,907)                249,255            (672,989)             (180,710)
                                    -----------             -----------          -----------            ----------

  Comprehensive income              $ 1,745,976             $  4,505,501         $  7,910,692           $10,482,566
                                    ===========             ============         ============           ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          Nine Months Ended
                                                                          September 30, 1998               September 30, 1999
Cash flows from operating activities:
  Net income                                                                   $  8,583,681                   $ 10,663,276
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                              2,725,375                        3,606,780
      Income from equity investments in excess of dividends
        and distributions received                                                (687,959)                        (288,550)
      Minority interest in income                                                  605,361                          634,102
      Straight-line rent adjustments and other
        noncash rent adjustments                                                  (505,018)                        (550,404)
      Provision for uncollected rent                                               341,572                          623,294
      Issuance of stock in satisfaction of current year's
        performance fees                                                                                          1,282,459
      Writedown to fair value                                                                                       853,629
      Net change in operating assets and liabilities                             1,972,903                        1,480,316
                                                                                 ---------                        ---------
        Net cash provided by operating activities                               13,035,915                       18,304,902
                                                                                ----------                       ----------

Cash flows from investing activities:
      Purchase of real estate and additional capitalized costs                 (17,969,920)                     (29,104,790)
      Proceeds from sale of real estate                                                                             218,250
                                                                               -----------                       ----------
        Net cash used in investing activities                                  (17,969,920)                     (28,886,540)
                                                                               -----------                      -----------
Cash flows from financing activities:
      Purchases of treasury stock                                                 (434,949)                        (484,927)
      Prepayment of mortgage payable                                            (5,690,312)                      (5,413,727)
      Proceeds from mortgages                                                                                    13,200,000
      Proceeds from stock issuance, net of costs                                41,749,729                        2,831,389
      Payments of mortgage principal                                            (2,916,496)                      (3,119,618)
      Deferred financing costs                                                                                     (432,101)
      Distributions to minority partners                                          (281,435)                        (293,932)
      Dividends paid                                                           (10,796,111)                     (13,174,949)
                                                                               -----------                      -------------
        Net cash provided by (used in) financing activities                     21,630,426                       (6,887,865)
                                                                                ----------                      -------------

        Net increase (decrease) in cash and cash equivalents                    16,696,421                      (17,469,503)

Cash and cash equivalents, beginning of period                                  17,331,710                       36,787,777
                                                                                ----------                      -------------

        Cash and cash equivalents, end of period                              $ 34,028,131                     $ 19,318,274
                                                                              ============                     ==============


Supplemental disclosure of cash flows information:

        Interest paid                                                         $ 10,170,616                     $ 10,323,059
                                                                              ============                     =============


Noncash operating and financing activities:

        Issuance of common stock to Advisor in satisfaction
         of performance fee expense (including $1,282,459
              incurred in 1999)                                                                                $ 11,115,588
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


Note 2.  Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month and nine-month periods ended September 30, 1998 and 1999 were calculated as follows:


                                                Three Months Ended
                                     September 30, 1998     September 30, 1999
  Net income                             $ 2,780,883            $ 4,256,246
                                         ===========            ===========
  Weighted average shares - basic        20,304,615              21,745,143
  Effect of dilutive securities:
    Stock warrants                          265,755                 387,368
                                         ----------              ----------
  Weighted average shares - diluted      20,570,370              22,132,511
                                         ==========              ==========
  Basic earnings per share                    $ .14                   $ .20
                                              =====                   =====
  Diluted earnings per share                  $ .14                   $ .19
                                              =====                   =====


                                                 Nine Months Ended
                                       September 30, 1998     September 30, 1999
  Net income                             $ 8,583,681            $10,663,276
                                         ===========            ===========
  Weighted average shares - basic        18,462,871              21,618,801
  Effect of dilutive securities:
    Stock warrants                          265,755                 351,873
                                         ----------              ----------
  Weighted average shares - diluted      18,728,626              21,970,674
                                         ==========              ==========
  Basic earnings per share                 $ .47                   $ .49
                                           =====                   =====
  Diluted earnings per share               $ .46                   $ .49
                                           =====                   =====

                CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                               AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 3.  Transactions with Related Parties:

The Company incurred asset management fees of $533,755 and $668,350, respectively, for the three month periods ended September 30, 1998 and 1999 and $1,601,250 and $1,950,817 for the nine month periods ended September 30, 1998 and 1999, respectively, with performance fees in like amounts. General and administrative expense reimbursements were $382,701 and $161,542 for the three months ended September 30, 1998, and 1999, respectively, and $854,265 and $645,250 for the nine months ended September 30, 1998 and 1999, respectively.

In January 1999, the Company issued 744,934 restricted shares of common stock to the Advisor in satisfaction of $9,833,129 of performance fees as a result of the Company achieving its cumulative dividend return criterion of 8% (based on an initial issuance of Company common stock at $10 per share) in January 1999. Because the payment of the performance fee is subordinated to the cumulative dividend return criterion, the Advisor was not entitled to the fee until January 1999, even though the Company had recognized such fees since its inception. The Company has also issued an additional 97,156 shares of common stock to the Advisor in satisfaction of the performance fee of $1,282,459 for the six-month period ended June 30, 1999. The shares issued to pay the performance fee were priced at $13.20 per share with the price determined based on the most recent independent valuation of the Company's portfolio as of December 31, 1998. Since September 30, 1999, the Company has issued an additional 50,633 shares in consideration of the performance fee for the three-month period ended September 30, 1999. All shares issued in consideration for performance fees vest ratably over five years. The Advisor is a participant in the Company's dividend reinvestment plan. Currently, it has opted to reinvest its dividends on its restricted shares in shares of the Company.

                 CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                               AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

Note 4.    Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues are as follows:

                                                              1998                            1999
                                                              ----                            ----
Per Statements of Income:
    Rental income from operating leases                   $16,613,239                   $19,456,078
    Interest from direct financing leases                   8,328,824                     8,339,548

Adjustments:
    Share of leasing revenue applicable
        to minority interest                              (1,341,940)                   (1,336,023)
    Share of leasing revenue from equity
        investments                                         5,361,055                     8,357,180
                                                            ---------                     ---------
                                                          $28,961,178                   $34,816,783
                                                          ===========                   ===========

For the nine-month periods ended September 30, 1998 and 1999, the Company earned its proportionate net lease revenues from its investments as follows:

                                                            1998         %                   1999           %
                                                        -----------      ---            -----------        ---
Marriott International, Inc. (a)                        $ 3,389,399      12%            $ 3,415,813        10%
Omnicom Group, Inc.                                       1,363,125       5               3,198,721         9
Advanced Micro Devices, Inc. (a)                                                          2,286,375         6
Best Buy Co., Inc. (b)                                    2,284,924       8               2,274,850         6
Neodata Corporation                                       1,764,520       6               1,769,196         5
Lucent Technologies, Inc.                                 1,389,621       5               1,389,621         4
Big V Holding Corp.                                       1,308,159       5               1,319,515         3
Garden Ridge, Inc.                                        1,069,596       4               1,092,959         3
Barnes & Noble, Inc.                                      1,033,778       4               1,047,708         3
Michigan Mutual Insurance Company                         1,022,079       4               1,022,119         3
Sicor, Inc. (a)                                             981,750       3               1,009,039         3
The Upper Deck Company (a)                                  989,906       3                 989,906         3
Q Clubs, Inc.                                               966,656       3                 983,751         3
Merit Medical Systems, Inc.                                 977,468       3                 977,468         3
Del Monte Corporation                                       964,688       3                 964,688         3
Lincoln Technical Institute of Arizona, Inc.                905,215       3                 905,215         3
Plexus Corp.                                                888,307       3                 888,307         3
Wal-Mart Stores, Inc.                                       823,668       3                 880,510         3
Waban, Inc./BJ's Warehouse Club                             838,767       3                 838,767         2
Bell Sports Corp.                                           798,246       3                 816,050         2
Compucom Systems, Inc. (a)                                                                  656,047         2
Custom Food Products, Inc.                                  651,288       2                 649,753         2
Detroit Diesel Corporation                                  633,750       2                 633,750         2
Nicholson Warehouse, L.P.                                   603,866       2                 603,896         2
GATX Logistics, Inc.                                        596,170       2                 596,170         2
Humco Holding Group                                                                         540,244         2
Superior Telecommunications, Inc.                           494,106       2                 477,319         1
Childtime Childcare, Inc.                                   456,642       2                 456,642         1
Petsmart, Inc.                                              369,414       1                 373,839         1
Hibbett Sporting Goods, Inc.                                356,838       1                 368,707         1
Oshman Sporting Goods, Inc.                                 341,678       1                 344,264         1
CalComp Technology, Inc.                                    334,530       1
Other                                                       363,024       1               1,045,574         3
                                                        -----------      ---            -----------       ----
                                                        $28,961,178     100%            $34,816,783       100%
                                                        ===========     ====            ===========       ===

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

                 CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                               AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 5. Equity Investments:

The Company holds interests in five investments in which its ownership interest is 50% or less. All of the underlying investments are entities that were formed solely for the purpose of entering into a long-term net lease with a single tenant. As of June 30, 1999, the Company owns (i) an approximate 23.68% interest in a real estate investment trust that net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc., (ii) 50% interests in general partnerships that net lease properties to Sicor, Inc. (formerly Gensia, Inc.) and the Upper Deck Company and (iii) 33.33% interests in entities that net lease property to Advanced Micro Devices, Inc. and Compucom Systems, Inc. ("Compucom"). The interest in the Compucom property was purchased on March 31, 1999.
Summarized combined financial information of the Company's equity investees is as follows:

                                                             December 31, 1998   September 30, 1999

  Assets (primarily real estate)                              $287,777           $324,010
  Liabilities (primarily mortgage notes payable)               193,443            212,811
  Shareholders' and members' equity                             94,334            111,199


                                                                             Nine Months Ended
                                                                 September 30, 1998   September 30, 1999

  Revenues (primarily rental income and interest from
    direct financing leases)                                       $ 18,265          $  27,250
  Expenses (primarily interest on mortgage and depreciation)         (9,842)           (15,678)
                                                                   --------          ---------
  Net income                                                       $  8,423          $  11,572
                                                                   ========          =========


Note 6.  Assets Held for Sale

The Company and Corporate Properties Associates 10 Incorporated ("CPA(R):10"), an affiliate, are owners as tenants-in-common of properties in Little Rock and Jonesboro, Arkansas. The Company and CPA(R):10 have entered into agreements to sell the Little Rock and Jonesboro properties for $775,000 and $1,100,000, respectively. The properties have been vacant since the termination of the Harvest Foods, Inc. ("Harvest") lease in March 1997.
Based on the proposed sales prices less estimated transaction costs, the Company's 50% interest in the properties has been written down to $909,375, an amount equal to the Company's share of anticipated net proceeds from sale, and an impairment loss on the properties of $517,790, including $386,954 in the current quarter, has been recognized. The Jonesboro property is subject to a ground lease. The ground rental obligation, currently $113,450 per year, and will be assumed by the purchaser upon completion of the sale. The Company and CPA(R):10 also sold a property formerly leased to Harvest in Ruston, Louisiana on July 27, 1999. In connection with the sale, the Company received net proceeds of $218,250. Prior to the sale of the Ruston property, the Company recognized an impairment loss of $335,839 in the first quarter of 1999.


Note 7.  Lease Termination Settlement:

In January 1999, CalComp Technology, Inc. ("CalComp"), the lessee of a property in Austin, Texas in which the Company and CPA(R):10 hold 50% ownership interests as tenants-in-common, announced its intention to liquidate and stopped paying its rent. In response to CalComp's action, the Company and CPA(R):10 initiated litigation against CalComp seeking judgement for all unpaid and future rents plus associated costs. The Company and CPA(R):10 also entered into discussions with CalComp in order to negotiate a settlement in recognition of the fact that it could take an extended period to obtain a resolution to the litigation.

                 CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                               AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



On August 5, 1999, the Company, CPA(R):10 and CalComp agreed to a settlement. Under the terms of the agreement, the Company and CPA(R):10 agreed to withdraw its lawsuits with prejudice and to terminate the CalComp lease in consideration for a lump sum payment from CalComp of $2,500,000 (of which the Company's share was $1,250,000). The Company's share of annual cash flow (rent less mortgage debt service) from the CalComp lease was approximately $225,000.

The limited recourse mortgage loan collateralized by the Austin property matured in August 1999 at which time a scheduled balloon payment was due. In October 1999, the Company used the lease termination proceeds to reduce the outstanding balance of the loan from $1,569,153 to $319,153 and is in the process of negotiating an agreement to extend the maturity of the loan until August 2000.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -------------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



      The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of September 30, 1999 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

RESULTS OF OPERATIONS:
----------------------

      Net income for the three-month and nine-month periods ended September 30, 1999 increased by $1,475,000 and $2,080,000, respectively, as compared with the three-month and nine-month periods ended September 30, 1998. Excluding the effects of a nonrecurring income item of $1,250,000 relating to a lease termination settlement and noncash charges on the writedown to fair value of properties held for sale, the increase in income for the comparable three-month and nine-month periods was $612,000 and $1,683,000. The increase in income was due primarily to an increase in lease revenues (rental income and interest from direct financing leases) and income from equity investments. The effects of these increases were partially offset by increases in property expenses and depreciation and amortization.

      The increase in lease revenues was due to the purchases of properties in 1999 net leased to PSC Scanning, Inc., Humco Holdings, Inc., and Bolder Technology, Inc. and the completion of a build-to-suit project in October 1998 with Omnicom Group, Inc. The increase in income from equity investments was due to the Company's investment with two affiliates in properties net leased to Advanced Micro Devices, Inc. and Compucom Systems, Inc. in December 1998 and March 1999, respectively. Income from equity investments currently contributes in excess of 25% of net income and is diversified among five investments including net leases with Marriott International, Inc. and the Upper Deck Company. The increase in depreciation and amortization, noncash charges, is directly attributable to the new properties purchased in 1999 and the completion of the Omnicom build to suit project. The increase in property expenses was due to the increase in asset management and performance fees resulting from the increase in the appraised value of the Company's real estate portfolio, including equity investments, and to a lesser extent, an increase in the provision for uncollected rents.

      With the agreement to terminate the CalComp Technology, Inc. lease for a property in Austin, Texas in consideration for $1,250,000, the Company will assume the responsibility for the carrying costs of the property. Annual carrying costs including insurance and real estate taxes are expected to amount to approximately $75,000. The Company is actively seeking a new tenant for the property. Prior to the termination of the CalComp lease, annual cash flow (rent less mortgage debt service) from the property was approximately $225,000.

FINANCIAL CONDITION:
--------------------

      There has been no material change in the Company's financial condition since December 31, 1998. As a result of the Company's Advisor electing to receive both its accrued and current year performance fees in shares of Company common stock rather than cash, obligations of $11,116,000 were converted into shareholders' equity thereby strengthening the Company's balance sheet and enhancing the Company's liquidity. The performance fee became payable in January 1999 when the cumulative dividend return criterion of 8%, determined based on the public offering issuance price of $10 per share, was achieved. For the nine-month period ended September 30, 1999, cash flow from operations of $18,305,000 was sufficient to pay quarterly dividends of $13,175,000 and pay scheduled mortgage principal installments of $3,120,000.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
                 ----------------------------------------------
                                    Continued
                                    ---------



         The Company has used $29,105,000 for the acquisition of real estate and an interest in an equity investment. The properties acquired are net leased to Humco, PSC Scanning, Bolder Technology and Northstar and Compucom. The Compucom transaction was structured through an ownership interest in a limited liability company that is owned jointly with two affiliates and accounted for under the equity method. With cash balances of $19,318,000 as of September 30, 1999, the Company has cash available for investment and is continuing to evaluate additional potential property purchases. The Company has agreements to sell two vacant properties formerly leased to Harvest Foods, Inc. and expects to receive proceeds from such sales of $909,000. The Company also sold a former Harvest Foods property in July 1999 and received $218,000. Three former Harvest Foods properties remain vacant and the Company will continue its efforts to either sell or redevelop the properties. Since September 30, 1999 the Company has elected to redeem its warrants in Q Clubs, Inc. for $855,000 in connection with a change in control at that company. The Company was granted the warrants in consideration for structuring two lease transactions with Q Clubs.


         The Company's financing activities included paying off a scheduled balloon payment on a mortgage loan of $5,413,000 in January 1999 and obtaining $13,200,000 of limited recourse mortgage financing on newly purchased properties. A mortgage loan on the Company's portfolio of six Wal-Mart Stores, Inc. retail properties that had been scheduled to mature on January 1, 1999 was extended through October 1, 1999. The Company had been in discussions with the lender to extend or refinance the Wal-Mart loan, however, no extension agreement was reached. As of September 30, 1999, the Wal-Mart loan had an outstanding balance of $6,810,000. The Company has continued to pay monthly debt service installments on a timely basis, and the lender has not yet made a demand for payment of the entire outstanding loan balance. The Company is continuing its efforts to restructure the loan or obtain new financing. Because the loan is a limited recourse obligation, the lender has recourse only to the Wal-Mart properties and not to any other Company assets. The Company has sufficient cash reserves to pay off the loan and may also sell the properties and use sales proceeds to pay off the loan. The Company has reached an agreement in principle to extend the maturity of the limited recourse mortgage loan collateralized by the CalComp property until August 2000, and since September 30, 1999 has used the lease termination proceeds of $1,250,000 received from CalComp to reduce the outstanding loan balance to $319,000.


YEAR 2000 ISSUES:
-----------------

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

         The Company and its affiliates have been evaluating their readiness relating to Year 2000 issues since 1998. The affiliates' core information technology systems used in administering the Company's business operations have been upgraded or replaced, as needed, to become Year 2000 compliant. These systems include desktop computers, network servers, operating systems and applications software. A new, compliant, integrated accounting and asset management system is currently being installed and the accounting component is currently functional. Compliance of these systems with Year 2000 requirements has been determined through a combination of internal testing, where feasible, and vendor representations. Non-core information technology systems are currently being reviewed for compliance with Year 2000 requirements. Such systems, although not critical to the Company's business operations, are expected to be substantially upgraded or replaced before the end of 1999. Management believes that substantially all costs related to Year 2000 compliance and remediation have been incurred.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
                 ----------------------------------------------
                                    Continued
                                    ---------




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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


      Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      --------------------------------------------------------------------






         Approximately $138,247,000 of CIP(R)'s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 1999 ranged from LIBOR plus 1.625% to LIBOR plus 4%. There has been no material change since December 31, 1998.

(in thousands)
                               1999      2000       2001       2002       2003      Thereafter     Total     Fair Value
                               ----      ----       ----       ----       ----      ----------     -----     ----------
Fixed rate                     $7,568    $3,205     $3,501     $5,737     $11,265    $106,971    $138,247    $141,559

Weighted average
   interest rate                9.33%     8.50%      8.50%      8.74%       8.81%       7.84%

Variable rate                  $1,855    $8,825     $4,958    $11,037         -           -       $26,675

As of September 30, 1999, the Company had no other material exposure to market risk.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES




                                     PART II
                                     -------



Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

         During the quarter ended September 30, 1999, no matters were submitted to a vote of Security Holders.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

                  (a) Exhibits:

                      None.


                  (b) Reports on Form 8-K:

                      During the quarter ended September 30, 1998, the Company was not required to file any reports on Form 8-K.

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

                                     CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                                 AND SUBSIDIARIES





           11/09/99                     By:     /s/ John J. Park
           --------                        ---------------------------
              Date                          John J. Park
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



           11/09/99                     By:     /s/ Claude Fernandez
           --------                        ---------------------------
              Date                          Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)