Form 10-K405
period 1999-12-31
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2000-04-12
CIK 873394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                      For the year ended DECEMBER 31, 1999

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


  CIP(R) has no active market for common stock at March 31, 2000.
  Non-affiliates held 20,807,696 shares of common stock, $.001 Par Value outstanding at March 31, 2000.

                                     PART I


Item 1.  Business.

      Carey Institutional Properties Incorporated ("CIP(R)") is a reaL estate investment trust ("REIT") that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 1999, CIP(R)'s portfolio consisted of 95 properties leased to 39 tenants and totaling more than 9.2 million square feet.

      CIP(R)'s core investment strategy is to purchase and own properties leased to a variety of companies on a single tenant, net lease basis. These leases generally place the economic burden of ownership on the tenant by requiring them to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses. CIP(R) also generally includes in its leases:

- clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index or other indices or, when appropriate, increases tied to the volume of sales at the property;

- covenants restricting the activity of the tenant to reduce the risk of a change in credit quality;

-        indemnification of CIP(R) for environmental and other liabilities; and

-        guarantees from parent companies or other entities.

      CIP(R) was formed as a Maryland corporation on February 15, 1991. Between August 1991 and August 1993, CIP(R) sold a total of 14,167,581 shares of common stock for a total of $141,675,810 in gross offering proceeds. In 1995, CIP(R)'s board of directors authorized a private placement of common stock. Through December 31, 1999, CIP(R) has issued a total of 6,250,262 shares for a total of $74,440,000 in connection with the private placement. Through December 31, 1999, CIP(R) has also issued 905,109 shares through its dividend reinvestment plan. These proceeds have been combined with limited recourse mortgage debt to purchase CIP(R)'s property portfolio. As a REIT, CIP(R) is not subject to federal income taxatioN as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

      Carey Property Advisors provides both strategic and day-to-day management for CIP(R), including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Property Advisors also provides office space and other facilities for CIP(R). Carey Property Advisors has dedicated senior executives in each area of its organization so that CIP(R) functions as a fully integrated operating company. CIP(R) pays asset management fees to Carey Property Advisors and pays certain transactional fees. CIP(R) also reimburses Carey Property Advisors foR certain expenses. Carey Property Advisors also serves in this capacity for Corporate Property Associates 10 Incorporated ("CPA(R):10"), Corporate Property Associates 12 Incorporated ("CPA(R):12") and Corporate Property Associates 14 Incorporated ("CPA(R):14"). On November 29, 1999, the Board of Directors of CIP(R) approved a pending change of control of Carey Property Advisors. If the change in control is effectuated, Carey Property Advisors will become a wholly-owned subsidiary of W.P. Carey & Co. LLC (currently known as Carey Diversified LLC), a publicly-traded company on the New York Stock Exchange and Pacific Exchange under the symbol "WPC" ("CDC" prior to the change of control). This change of control will be completed upon the approval of the shareholders of Carey Diversified LLC.

      CIP(R)'s principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 1999, CIP(R) had no employees. An affiliate of Carey Property Advisors employs 20 individuals who perform services for CIP(R).

BUSINESS OBJECTIVES AND STRATEGY

      CIP(R)'s objectives are to:

- pay quarterly dividends at an increasing rate that for taxable shareholders may be partially free from current taxation;

- purchase and own a portfolio of real estate that will increase in value; and

- increase the equity in its real estate by making regular mortgage principal payments.

      CIP(R) seeks to achieve these objectives by purchasing and holding industrial and commercial properties each net leased to a single corporate tenant. CIP(R)'s portfolio is diversified by geography, property type and by tenant.

DEVELOPMENTS DURING 1999

      CIP(R) and CPA(R):10, an affiliate, owned as tenants-in-common properties in Ruston, Louisiana, Jonesboro and Little Rock, Arkansas that had been leased to Harvest Foods, Inc. The properties had been vacant since the termination of the Harvest lease in 1997. The properties were sold in 1999 with CIP(R) receiving net proceeds on the sale of approximately $1,128,000.

      In January 1999, CalComp Technology, Inc., the lessee of a property in Austin, Texas in which CIP(R) and CPA(R):10 hold 50% ownership interests as tenants-in-common, announced its intention to liquidate and stopped paying its rent. In response to CalComp's action, CIP(R) and CPA(R):10 initiated litigation against CalComp seeking judgement for all unpaid and future rents plus associated costs. CalComp agreed to pay to CIP(R) and CPA(R):10 a total of $2,500,000 ($1,250,000 to each) and CIP(R) and CPA(R):10 agreed to withdraw their lawsuits with prejudice and to terminate the CalComp lease. The limited recourse mortgage loan collateralized by the Austin property matured in August 1999 at which time a scheduled balloon payment was due. In October 1999, CIP(R) used the lease termination proceeds to reduce the outstanding balance on the loan from $1,559,923 to $309,923 and negotiated an agreement to extend the maturity of the loan until August 2000.

      On February 5, 1999, CIP(R) purchased land and buildings in Texarkana, Texas and Orem, Utah for $7,748,691 and entered into a net lease agreement with Humco Holding Group, Inc. The Humco lease provides for a seventeen year lease term at an annual rent of $825,100, with rent increases every two years based on a formula indexed to increases in the Consumer Price Index. Each increase is capped at a maximum of 3% for the first five years, 4%, for the next five years, and 5% thereafter. The lease provides for a purchase option, exercisable on the seventh, twelfth and seventeenth anniversary dates of the lease, and is also exercisable in the event 80% or more of Humco's voting stock is acquired by a third party, subject to certain conditions. The purchase option is exercisable at the greater of (a) the fair value of the properties, as defined, and (b) CIP(R)'s acquisition cost for the properties plus any prepayment premium on any mortgage loan on the Humco properties. In connection with the purchase of the Humco property, CIP(R) obtained $4,200,000 of limited recourse financing. The loan is collateralized by the Humco properties and an assignment of the Humco lease, and bears interest at an annual rate of 7.75% with monthly interest and principal payments of $31,724, based on a 25-year amortization schedule. The interest rate will reset on the fifth anniversary of the loan to 3.25% plus the average yield on U.S. Treasury instruments adjusted to a maturity of five years. The loan matures in March 2009 when a balloon payment will be due. The loan may be prepaid at any time, in whole or in part, without a prepayment penalty.

      On March 31, 1999, CIP(R) and two affiliates, CPA(R):12 and CPA(R):14, through a newly-formed entity, in which CIP(R) and the two affiliates each own 1/3 interests, purchased land and building in Dallas, Texas for $39,790,500 and entered into a net lease with Compucom Systems, Inc. The Compucom Systems lease has an initial term of 20 years with two five-year renewal terms at Compucom's option. The lease initially provides for annual rent of $3,914,000 with rent increases every three years based on a formula indexed to increases in the CPI, with each increase capped at 13.3%. In connection with the purchase, the jointly-owned entity obtained a limited recourse mortgage loan of $23,000,000. The loan is collateralized by the Compucom property and an assignment of the Compucom lease and bears interest at an annual interest rate of 7.215% with monthly payments of interest and principal of $165,727 based on a 25-year amortization schedule. The loan matures in April 2009 when a balloon payment will be due. A prepayment premium will apply if the loan is prepaid prior to six months before maturity.

      On April 16, 1999, CIP(R) purchased a property in Golden, Colorado for $6,620,942 and assumed existing leases with Bolder Technology, Inc. and Northstar Computer Forms, Inc. The Bolder lease currently provides for annual rent of $533,490 with rent increases scheduled in 2000, 2003, and 2007. Each rent increase will be based on a formula indexed to increases in the Consumer Price Index subject to maximum 4% annual increases. The Northstar lease provides for annual rent of $110,141. The Bolder and Northstar leases have remaining terms through April 2008 and September 2005, respectively. On June 17, 1999 CIP(R) obtained $3,500,000 of limited recourse mortgage financing collateralized by a deed of trust on the property and lease assignments. The mortgage loan provides for monthly payments of principal and interest of $24,833 at an annual interest rate of 7.65% based on a 30-year amortization schedule. The loan matures on July 1, 2009 at which time a balloon payment of approximately $3,053,000 will be due. The loan is prepayable at any time, subject to a prepayment premium.

      On May 12, 1999, CIP(R) purchased a property in Eugene, Oregon for $8,717,278 and entered into a net lease with PSC Scanning, Inc. The PSC lease has a 15-year term through May 31, 2014 with an initial annual rent of $820,013. The lease provides for annual rent increases with such increases based on a formula indexed to increases in the CPI, capped at 3.75%. On June 9, 1999, CIP(R) obtained $5,500,000 of limited recourse mortgage financing collateralized by a deed of trust on the PSC property and a lease assignment. The mortgage loan provides for monthly payments of interest and principal of $39,755 at an annual interest rate of 7.25% based on a 25-year amortization schedule. The loan matures on July 1, 2009 at which time a balloon payment of approximately $4,368,000 will be due. The loan may not be prepaid during the first five loan years except for certain limited circumstances. The loan is prepayable thereafter, in part or whole, subject to a prepayment premium.

      On December 8, 1999, CIP(R) purchased land and building in Rotherdam, South Yorkshire in the United Kingdom for $7,216,000 and entered into a net lease agreement with Gloystarne & Co. ("Gloystarne"). In connection with the purchase, the Company obtained $4,202,000 of limited recourse mortgage financing. The Gloystarne lease provides for a twenty year term through December 8, 2019 with annual rent based on current exchange rates of approximately $620,000, with rent increases every five years at the higher of (i) the rent for the prior five-year period increased at 3% per year and (ii) the fair market rental as of the rent increase date multiplied by 1.03%. The loan has a twenty year term and provides for quarterly interest only payments during the first five years, at an annual interest rate equal to the 3-month London Interbank Offered Rate plus 1.2%, initially 7.3%, followed by quarterly principal and interest payment with stated quarterly principal payments, based on current exchange rates, approximately $28,630 in years 6-10, $57,260 in years 11-15 and $65,440 in years 16-20. The loan maybe prepaid at any time subject to a prepayment premium.


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

      Carey Property Advisors' strategy in structuring its net lease investments for CIP(R) is to:

- combine the stability and security of long-term lease payments, including rent increases, with the appreciation potential inherent in the ownership of real estate;

-        enhance current returns by utilizing varied lease structures;

- reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and

- increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock.

FINANCING STRATEGIES

      Consistent with its investment policies, CIP(R) uses leverage when available on favorable terms. As of December 31, 1999, CIP(R) had approximately $166,640,000 in property level debt outstanding. These mortgages mature between 2000 and 2020 and have interest rates between 5.14% and 10%. Carey Property Advisors continually seeks opportunities and considers alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

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

      TENANT EVALUATION

      Carey Property Advisors subjects each potential tenant to an extensive evaluation of its credit, management, position within its industry, operating history and profitability. Carey Property Advisors seeks tenants it believes will have stable or improving credit. By leasing properties to these types of tenants, CIP(R) can generally charge rent that is higher than the rent charged to tenants with recognized credit and, thereby, enhance its current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of CIP(R)'s properties leased to that tenant will likely increase (if all other factors affecting value remain unchanged). Carey Property Advisors may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a letter of credit or a guaranty of lease obligations from the tenant's corporate parent. This credit enhancement provides CIP(R) with additional financial security.

      LEASES WITH INCREASING RENTS

      Carey Property Advisors seeks to include clauses in CIP(R)'s leases that provide for increases in rent over the term of the leases. These increases are generally tied to increases in certain indices such as the consumer price index, in the case of certain retail stores, participation in gross sales above a stated level, mandated rental increases on specific dates and through other methods. CIP(R) seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term (other than reductions related to reductions in debt service).

      PROPERTIES IMPORTANT TO TENANT OPERATION

      Carey Property Advisors, on behalf of CIP(R), generally seeks to acquire properties with operations that are essential or important to the ongoing operations of the tenant. CIP(R) believes that these properties provide better protection in the event that tenants file for bankruptcy, because leases on properties essential or important to the operations of a bankrupt tenant are less likely to be rejected and terminated by a bankrupt tenant. Carey Property Advisors also seeks to assess the income, cash flow and profitability of the business conducted at the property, so that, if the tenant is unable to operate its business, CIP(R) can either continue operating the business conducted at the property or re-lease the property to another entity in the industry which can operate the property profitably.

      LEASE PROVISIONS THAT ENHANCE AND PROTECT VALUE

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

      DIVERSIFICATION

      Carey Property Advisors tries to diversify CIP(R)'s portfolio of properties to avoid dependence on any one particular tenant, type of facility, geographic location and tenant industry. By diversifying its portfolio, CIP(R) reduces the adverse effect on CIP(R) of a single under-performing investment or a downturn in any particular industry or geographic location.

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

      The following people serve on the Investment Committee:

- George E. Stoddard, Chairman, was formerly responsible for the direct corporate investments of The Equitable Life Assurance Society of the United States and has been involved with the CPA(R) Programs for over 20 years.

- Frank J. Hoenemeyer, Vice Chairman, was formerly Vice Chairman, Director and Chief Investment Officer of The Prudential Insurance Company of America. As Chief Investment Officer, Mr. Hoenemeyer was responsible for all of Prudential's investments, including stocks, bonds, private placements, real estate and mortgages.

- Nathaniel S. Coolidge previously served as Senior Vice President - Head of Bond & Corporate Finance Department of the John Hancock Mutual Life Insurance Company. His responsibilities included overseeing $21 billion of fixed income investments for Hancock, its affiliates and outside clients.

- Lawrence R. Klein is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania and its Wharton School. Dr. Klein has been awarded the Alfred Nobel Memorial Prize in Economic Sciences and currently advises various governments and government agencies.

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

ENVIRONMENTAL MATTERS

      Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as other parties, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste, releases on, under, in or from a property. These parties may be held liable to governmental entities or to third parties for specified damages and for investigation and cleanup costs incurred by these parties in connection with the release or threatened release of hazardous materials. These laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of hazardous materials, and the liability under these laws has been interpreted to be joint and several under some circumstances. CIP(R)'s leases often provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations.

      CIP(R) typically undertakes an investigation of potential environmental risks when evaluating an acquisition. Phase I environmental assessments are performed by independent environmental consulting and engineering firms for all properties acquired by CIP(R). Where warranted, Phase II environmental assessments are performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. CIP(R) may acquire a property which is known to have had a release of hazardous materials in the past, subject to a determination of the level of risk and potential cost of remediation. CIP(R) normally requires property sellers to indemnify it fully against any environmental problem existing as of the date of purchase. Additionally, CIP(R) often structures its leases to require the tenant to assume most or all responsibility for compliance with the environmental provisions of the lease or environmental remediation relating to the tenant's operations and to provide that non-compliance with environmental laws is a lease default. In some cases, CIP(R) may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the entity providing the protection. Such a contractual arrangement does not eliminate CIP(R)'s statutory liability or preclude claims against CIP(R) by governmental authorities or persons who are not a party to the arrangement. Contractual arrangements in CIP(R)'s leases may provide a basis for CIP(R) to recover from the tenant damages or costs for which it has been found liable.

INDUSTRY SEGMENT

      CIP(R) operates in one industry segment, investment in net leased real property. For the year ended December 31, 1999, Marriott International, Inc. represented 10% of lease revenues. No other tenant represented 10% or more of the total operating revenue of CIP(R).

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

SINGLE TENANT LEASES INCREASE OUR EXPOSURE IN THE EVENT OF A FAILURE OF TENANT.

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

WE DEPEND ON MAJOR TENANTS.

      Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our consolidated rental revenues. Our five largest tenants/guarantors, which occupy 34 properties, represent 37% of annualized revenues. The default, financial distress or bankruptcy of any of the five tenants could cause interruptions in the receipt of lease revenues from these tenants and/or result in vacancies in the respective properties, which would reduce our revenues until the affected property is re-let, and could decrease the ultimate sale value of each property.

WE CAN BORROW A SIGNIFICANT AMOUNT OF FUNDS.

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

WE MAY NOT BE ABLE TO REFINANCE BALLOON PAYMENTS ON OUR MORTGAGE DEBTS.

      A significant number of our properties are subject to mortgages with balloon payments. Scheduled balloon payments for the next five years are as follows:

-        2000 - $15 million;

-        2001 - $4 million;

-        2002 - $13 million;

-        2003 - $7 million; and

-        2004 - $11 million.

Our ability to make such balloon payments will depend upon our ability either to refinance the obligations when due, invest additional equity in the property or to sell the related property. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws.

WE MAY BE UNABLE TO RENEW LEASES OR RE-LET VACATED SPACES.

      We will be subject to the risks that, upon expiration of leases, the premises may not be re-let or the terms of re-letting (including the cost of concessions to tenants) may be less favorable than current lease terms. If we are unable to re-let promptly all or a substantial portion of our properties or if the rental rates upon such re-letting were significantly lower than current rates, our net income and ability to make expected distributions to our shareholders would be adversely affected. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. Our scheduled lease expiration, as a percentage of annualized revenues for the next five years, are as follows:

-     2000 - 0%

-     2001 - 0%

-     2002 - 9%

-     2003 - 0%

-     2004 - 0%

WE ARE SUBJECT TO POSSIBLE LIABILITIES RELATING TO ENVIRONMENTAL MATTERS.

      We own industrial and commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on CIP(R):

- Responsibility and liability for the cost of investigation and removal or remediation of hazardous substances released on our property, generally without regard to our knowledge or responsibility of the presence of the contaminants;

- Liability for the costs of investigation and removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of such substances; and

- Potential liability for common law claims by third parties based on damages and costs of environmental contaminants.

WE MAY BE UNABLE TO MAKE ACQUISITIONS ON AN ADVANTAGEOUS BASIS.

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

WE MAY SUFFER UNINSURED LOSSES.

      There are certain types of losses (such as due to wars or some natural disasters) that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any such loss would adversely affect our financial condition.

WE FACE INTENSE COMPETITION.

      The real estate industry is highly competitive. Our principal competitors include national REITs, many of which are substantially larger and have substantially greater financial resources than us.

THE VALUE OF OUR REAL ESTATE IS SUBJECT TO FLUCTUATION.

      We are subject to all of the general risks associated with the ownership of real estate. In particular, we face the risk that rental revenue from the properties will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. Additional real estate ownership risks include:

-        Adverse changes in general or local economic conditions;

-        Changes in supply of or demand for similar or competing properties;

-        Changes in interest rates and operating expenses;

-        Competition for tenants;

-        Changes in market rental rates;

-        Inability to lease properties upon termination of existing leases;

-        Renewal of leases at lower rental rates;

- Inability to collect rents from tenants due to financial hardship, including bankruptcy;

- Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate; Uninsured property liability;

-        Property damage or casualty losses;

- Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws; and

-        Acts of God and other factors beyond the control of our management.

WE DEPEND ON KEY PERSONNEL FOR OUR FUTURE SUCCESS.

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

YEAR 2000 ISSUES.

            In 1999, CIP(R) and its affiliates formed a task force to identify year 2000 problems. The task force developed and implemented a plan that included inventory, assessment, remediation, testing and contingency planning. CIP(R) experienced no significant disruptions as a result of the year end date change. The task force intends to monitor other critical dates in the future, such as quarter-end dates. The impact of the year 2000 issues on the company will continue to depend on the way the issues have been addressed by third parties that provide services to CIP(R). To date, CIP(R) has not been adversely impacted to any significant extent by the failure of third parties to address year 2000 issues. The task force has developed contingency plans to address risks associated with year 2000 issues that may arise. There can be no assurance that these plans will fully mitigate any problems, if any arise. The foregoing year 2000 discussions constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure and Disclosure Act of 1998.

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

SAFEWAY STORES         Supermarket              Broken Arrow,              Ownership of a 50%
INCORPORATED                                    Oklahoma                   interest in land
                                                                           and building

MARRIOTT               Hotels                   Irvine, Sacramento,        Ownership of a 23.69%
INTERNATIONAL,         - 13 locations           and San Diego,             interest in a real estate
INC.                                            California;                investment trust owning
                                                Orlando,                   land and buildings (1)
                                                Florida - 2;
                                                Des Plains, Illinois;
                                                Indianapolis, Indiana;
                                                Louisville,
                                                Kentucky;
                                                Linthicum, Maryland;
                                                Las Vegas, Nevada;
                                                Newark, New Jersey;
                                                Albuquerque,
                                                New Mexico;
                                                Spokane,
                                                Washington

VACANT                 Supermarkets and         Hot Springs, and           Ownership of a 50%
                       Office Buildings         Texarkana, Arkansas        interest in land
                       - 3 locations            and Clarksdale,            and buildings (2)
                                                Mississippi

KROGER CO.             Retail Stores            North Little Rock          Ownership of a 50%
                       - 2 locations            and Conway, Arkansas       interest in land
                                                                           and buildings
                                                                           except as noted (2)

AFFILIATED             Retail Stores            Little Rock - 3, and       Ownership of a 50%
SOUTHWEST, INC.        - 4 locations            Hope, Arkansas             interest in land
                                                                           and buildings
                                                                           except as noted(2)

Vacant                 Office/Manufacturing     Austin,                    Ownership of a 50%
                       Facilities               Texas                      interest in land and
                                                                           buildings (1)

CENTROBE, INC.         Manufacturing/           Boulder,                   Ownership of a 80%
                       Distribution Facility    Colorado                   interest in land and
                                                                           building (1)

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

LINCOLN TECHNICAL      Technical Training       Glendale Heights,           Ownership of land
INSTITUTE OF           Institute                Illinois                    and buildings
ARIZONA, INC.

MERIT MEDICAL          Office/Warehouse         South Jordan, Utah         Ownership of land
SYSTEMS, INC.                                                              and building (1)

WABAN, INC.            Retail Facility          Farmingdale,               Ownership of land
                                                New York                   and building (1)

Q CLUBS, INC.          Health Clubs             Memphis,                   Ownership of land
                       - 2 locations            Tennessee and              and buildings
                                                Bedford, Texas
PETSMART, INC.         Warehouse                Ennis, Texas               Ownership of land
                                                                           and building (1)

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

SUPERIOR               Manufacturing            Brownwood,                 Ownership of land
TELECOMMUNICATIONS,                             Texas                      and building (1)
INC.


 NAME OF LEASE                                                             TYPE OF OWNERSHIP
 OBLIGOR               TYPE OF PROPERTY         LOCATION                   INTEREST
 -------               ----------------         --------                   -----------------

SICOR, INC.            Office/Research and      San Diego,                 Ownership of a 50%
                       Development Facility     California                 interest in a general
                                                                           partnership owning land
                                                                           and buildings (1)

CHILDTIME              Daycare Centers          Newport News,              Ownership of a 50%
CHILDCARE, INC.                                 Centreville, Manassas,     interest in land
                                                and Century Oaks, VA;      and buildings (1)
                                                Naperville, IL

PLEXUS CORP.           Manufacturing            Neenah, WI                 Ownership of land
                                                                           and building (1)

CFP GROUP, INC.        Food Processing/         Owingsville, KY            Ownership of land
                       Warehouse Facility                                  and building (1)

OMNICOM GROUP,         Office Buildings         Venice and                 Ownership of land
INC.                                            Playa Vista, CA            and buildings (1)

DEL MONTE              Warehouses and a         Mendota, Illinois;         Ownership of a 50%
CORPORATION            Special Purpose          Plover, Wisconsin;         interest in land
                       Facility                 Toppenish and              and buildings (1)
                                                Yakima, Washington

THE UPPER              Office Buildings         Carlsbad,                  Ownership of a 50%
DECK COMPANY                                    California                 interest in a limited
                                                                           liability company owning
                                                                           land and buildings (1)

HIBBETT SPORTING       Warehouse/Office         Birmingham,                Ownership of land
GOODS, INC.            Facility                 Alabama                    and building (1)

DETROIT DIESEL         Distribution/Warehouse   Orlando and                Ownership of land
CORPORATION            Facilities               Hollywood, Florida         and building

ADVANCED MICRO         Office/Research          Sunnyvale, California      Ownership of a 33 1/3%
DEVICES, INC.          Facilities                                          interest in a limited
                                                                           liability company owning
                                                                           land and buildings (1)

HUMCO HOLDING          Manufacturing/Warehouse  Texarkana, Texas           Ownership of Land
GROUP, INC.            Facilities               and Orem, Utah             and buildings (1)

PSC SCANNING, INC.     Office/Warehouse         Eugene, Oregon             Ownership of land and
                       Facility                                            building (1)

BOLDER
TECHNOLGIES, INC.      Industrial/Manufacturing Golden, Colorado           Ownership of land and
                       Facility                                            building (1)

GLOYSTARNE & CO.       Distribution/Warehouse   Rotherdam, South           Ownership of land and
                       Facility                 Yorkshire,                 building
                                                United Kingdom












(1) These properties are encumbered by mortgage notes payable.

(2) Ownership of buildings with ground leases of land for one property in Little Rock, Arkansas and properties in Hot Springs and North Little Rock,

            The material terms of CIP(R)'s leases with its significant tenants as of December 31, 1999 are summarized in the following table:


                                  Share                     Current        Lease
Lease                           of Current       Square     Rent Per     Expiration     Renewal    Ownership
Obligor                        Annual Rents     Footage    Sq.Ft.(1)     (Mo/Year)      Terms      Interest
-------                        ------------     -------    ---------     ---------      -----      --------

Wal-Mart Stores, Inc. (2)       $1,013,389      454,251     $4.46           1/08        YES        50% interest; remaining interest
                                                                                                   owned by Corporate Property
                                                                                                   Associates
                                                                                                   10 Incorporated ("CPA(R):10")

Centrobe, Inc.                   2,354,252      403,871      7.29           6/13        YES        80% interest; remaining
                                                                                                   interest owned by CPA(R):10

Bell Sports, Inc.                1,108,341      307,397      3.61          11/12        YES        100%

Michigan Mutual Insurance        1,362,252      137,729      9.89          12/07        YES        100%

GATX Logistics, Inc.               804,720      240,000      3.35          12/02        YES        100%
                                   636,515       59,772     10.65          12/17        YES        100%

Big V Holding Corp.              1,233,742      141,428     15.86          10/24        YES        55% interest; remaining interest
                                                                                                   owned by Corporate Property
                                                                                                   Associates
                                                                                                   12 Incorporated ("CPA(R):12")

Lucent Technologies, Inc.        1,852,829      568,670      3.26           3/02        YES        100%

Best Buy Co., Inc.               3,165,474      558,695      8.99           4/18        YES        63% general partnership interest;
                                                                                                   remaining interest owned by
                                                                                                   CPA(R):12

Lincoln Technical Institute      1,206,953       74,410     16.22          11/10        YES        100%
of Arizona, Inc.

Merit Medical Systems, Inc.      1,465,404      172,925      7.54          01/20        YES        100%

Waban, Inc.                      1,183,879      114,680     10.32          01/02        YES        100%

Garden Ridge Corporation -
Texas                              656,124      152,500      4.30          12/13        YES        100%
Oklahoma                           840,093      141,284      5.95          12/15        YES        100%

Nicholson Warehouse, L.P.          950,718      341,282      2.79          12/18        YES        100%

Superior                           641,510      307,850      2.08          12/13        YES        100%
Telecommunications, Inc.

Sicor, Inc.                      1,472,736      144,311     20.41          07/09        YES        50% general partnership
                                                                                                   interest; remaining interest
                                                                                                   owned by CPA(R):12

Plexus Corp.                     1,184,409      179,000      6.62          08/14        YES        100%

Omnicom Group, Inc.                982,027       77,719     12.64          10/14        YES        100%
                                 3,214,996      120,000     26.79          10/18        YES        100%

The Upper Deck Company           1,319,875      294,779      8.96          12/21        YES        50% interest remaining
                                                                                                   interest owned by CPA(R):12

Del Monte Corporation            1,286,250      748,000      3.44           6/16        YES        50% interest; remaining
                                                                                                   interest owned by CPA(R):12

Detroit Diesel Corporation         845,000       80,310     10.52          12/19        YES        100%

Compucom Systems, Inc.           1,304,667      153,256     25.54          04/19        YES        33 1/3% interest;
                                                                                                   remaining interests owned
                                                                                                   by CPA(R):12 and CPA(R):14

Advanced Micro                   3,048,500      362,000     25.26          12/18        YES        33 1/3% interest;
Devices, Inc.                                                                                      remaining interests owned
                                                                                                   by CPA(R):12 and CPA(R):14

PSC Scanning, Inc.                 820,013      110,665      7.41           5/14         NO        100%





(1) Represents rate per square foot when combined with rents applicable to other owners.

(2) Includes percentage of sales rents.

Item 3. Legal Proceedings.

            As of the date here of, the Company is not a party of to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.

            No matter was submitted during the fourth quarter of the year ended December 31, 1999 to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters.

            Information with respect to Registrant's common equity is hereby incorporated by reference to page 22 of the Company's Annual Report contained in Appendix A.


Item 6. Selected Financial Data.

            Selected Financial Data are hereby incorporated by reference to page 1 of the Company's Annual Report contained in Appendix A.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 4 of the Company's Annual Report contained in Appendix A.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

            Approximately $136,022,000 of CIP(R)'s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 1999 ranged from the sum of LIBOR and 1.625% to the sum of the lender's prime rate and 1.5%.


(in thousands)
               2000      2001     2002     2003     2004     Thereafter  Total    Fair Value
               ----      ----     ----     ----     ----     ---------   ------   ----------

Fixed rate     $9,694   $3,282  $3,623    $11,101   $12,145  $96,177    $136,022  $135,877

Weighted
  average
  interest
  rate         9.23%    8.80%    8.78%     8.92%    9.53%    6.76%

Variable rate  9,231    5,172   13,143      158     2,914        -       30,618   30,618

            As of December 31, 1999, CIP(R) had no other material exposure to market risk.

Item 8. Consolidated Financial Statements and Supplementary Data.

            The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 5 to 21 of the Company's Annual Report contained in Appendix A:

(i)      Report of Independent Accountants.

(ii)     Consolidated Balance Sheets as of December 31, 1997, 1998 and 1999.

(iii) Consolidated Statements of Income for the years ended December 31, 1997, 1998 and 1999.

(iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999.

(v) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.

(vi)     Notes to Consolidated Financial Statements.

Item 9. Disagreements on Accounting and Financial Disclosure.

            NONE


                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

            This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 11. Executive Compensation.

            This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

            This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

            This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

                                     PART IV




Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.


   (a)      1.    Consolidated Financial Statements:

                  The following consolidated financial statements are filed as a part of this Report:

   Report of Independent Accountants.

   Consolidated Balance Sheets, December 31, 1997, 1998 and 1999.

   Consolidated Statements of Income for the years ended December 31, 1997, 1998 and 1999.

   Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999.

   Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.

   Notes to Consolidated Financial Statements.



   The consolidated financial statements are hereby incorporated by reference to pages 5 to 21 of the Company's Annual Report contained in Appendix A.




   (a)      2.    Financial Statement Schedule:

                  The following schedule is filed as a part of this Report:

   Report of Independent Accountants.

   Schedule III -Real Estate and Accumulated Depreciation as of December 31,
   1999.

   Notes to Schedule III.



   Schedule III and notes thereto are contained herein on pages 37 to 41 of this Form 10-K.




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

Exhibit                                                      Method of
  No.       Description                                      Filing
  ---       -----------                                      ------


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

  10.3    Series A-2 9.94% Secured Note from                Filed as Exhibit 10(D)(2)
          Marcourt to the registered owner of               to Registrant's Post
          note (Various Series A-1 9.94% Notes              Effective Amendment No. 1
          in an aggregate amount of 38,750,000              to Form S-11
          substantially in the form of the Series
          A-1 9.94% Note attached, were issued by
          Marcourt in connection with the Financing).

  10.4    Series A-2 11.18% Secured Note from               Filed as Exhibit 10(D)(3)
          Marcourt to the registered owner of               to Registrant's Post
          note (Various notes in an aggregate               Effective Amendment No. 1
          amount of 70,250,000 substantially                to Form S-11
          in the form of the Series A-2 11.18%
          Note attached, were issued by Marcourt
          in connection with the Financing.

  10.5    Indenture between Marcourt, as                    Filed as Exhibit 10(D)(4)
          borrower, to First Fidelity Bank,                 to Registrant's Post
          National Association, New Jersey, as              Effective Amendment No. 1
          trustee ("Trustee").                              to Form S-11


Exhibit                                                      Method of
No.         Description                                      Filing
  ---       -----------                                      ------

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

Exhibit                                                     Method of
No.        Description                                      Filing
---        -----------                                      ------

  10.11   Assignment and Assumptions of  Lease Agreement    Filed as Exhibit 10(E)(1)(b)
          for property located in Ft. Smith, Arkansas.      to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

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

  10.20   Promissory Note from subsidiaries of the          Filed as Exhibit 10(E)(3)
          Registrant CPA(R):10 to The New England           to Registrant's Post
          Mutual Life Insurance Company ("New England").    Effective Amendment No. 1
                                                            to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
  ---       -----------                                      ------

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

  10.24   Lease Agreement between QRS 10-9(AR),             Filed as Exhibit 10(F)(1)
          Inc. ("QRS 10-9") and QRS 11-2(AR), Inc.          to Registrant's Post
          ("QRS 11-2") as landlord and Acadia               Effective Amendment No. 3
          Stores 63, Inc. ("Tenant") as tenant.             to Form S-11

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

Exhibit                                                     Method of
  No.       Description                                      Filing
  ---       -----------                                      ------

  10.30   Note of QRS 10-9 and QRS 11-2 to                  Filed as Exhibit 10(F)(7)
          Second Lender.                                    to Registrant's Post
                                                            Effective Amendment No. 3
                                                            to Form S-11

  10.31   Fee Mortgages and Leasehold Mortgages             Filed as Exhibit 10(F)(8)
          from QRS 10-9 and QRS 11-2 to Second              to Registrant's Post
          Lender for the following jurisdictions:           Effective Amendment No. 3
                                                            to Form S-11
              a.  Arkansas (one representative fee
                  mortgage and leasehold mortgage
                  included)
              b.  Louisiana
              c.  Mississippi

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

  10.37   Deed of Trust and Security Agreement              Filed as Exhibit 10(H)(2)
          from QRS 10-12 and QRS 11-5 to John O.            to Registrant's Post
          Langdon, Trustee, for benefit of Lender.          Effective Amendment No. 4
                                                            to Form S-11

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


Exhibit                                                     Method of
  No.       Description                                      Filing
-----       -----------                                      ------

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

  10.49   $9,500,000 Promissory Note from QRS               Filed as Exhibit 10(J)(6)
          11-11 to Penn Mutual.                             to Registrant's Post
                                                            Effective Amendment No. 5
                                                            to Form S-11


Exhibit                                                      Method of
  No.       Description                                      Filing
-------     -----------                                      ------

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


Exhibit                                                      Method of
  No.       Description                                      Filing
------      -----------                                      ------

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
          ("US West"), as lender.


Exhibit                                                      Method of
  No.       Description                                      Filing
-------     -----------                                      ------

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

  10.98   $3,200,000 Promissory Note from BVS (NY)          Filed as Exhibit 10.5 to
          QRS 11-10, Inc. ("BVS") to Orix.                  Registrant's Form 8-K dated
                                                            May 6, 1993


Exhibit                                                      Method of
  No.       Description                                      Filing
-------     -----------                                      ------

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

  10.109  Guaranty Agreement from the                       Filed as Exhibit 10(S)(3) to
          Registrant to Merit.                              Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

  10.110  Construction Management Agreement                 Filed as Exhibit 10(S)(4) to
          Merit and the Koll Company.                       Registrant's Post Effective
                                                            Amendment No. 6 to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                      ------

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

  10.121  Mortgage from QRS 11-17 to Dime.                  Filed as Exhibit 10(T)(5) to
                                                            Registrant's Post Effective
                                                            Amendment No. 7 to Form S-11



Exhibit                                                      Method of
  No.       Description                                      Filing
-------     -----------                                      ------

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

  10.134  Assignment of Real Estate Contract of             Filed as Exhibit 10.2 to
          Sale from Registrant to the PETSMART              Registrant's Form 8-K
          Subsidiary.                                       dated February 24, 1994


Exhibit                                                      Method of
  No.       Description                                      Filing
------      -----------                                      ------

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

  10.147  Guaranty and Suretyship Agreement from            Filed as Exhibit 10.15 to
          Alpine to Registrant.                             Registrant's Form 8-K
                                                            dated February 24, 1994


Exhibit                                                      Method of
  No.       Description                                      Filing
------      -----------                                      ------

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



Exhibit                                                      Method of
  No.       Description                                      Filing
-------     -----------                                      ------
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

  10.168  Construction Agency Agreement dated               Filed as Exhibit 10.168 to
          June 15, 1994 between Childtime                   Registrant's Form 10-K for the
          Childcare, Inc. and CTC (VA) QRS 11-32, Inc.      year ended December 31, 1994
                                                            dated March 31, 1995

  10.169  Lease Agreement dated August 11, 1994 by and      Filed as Exhibit 10.169
          to between Neenah (WI) QRS 11-31, Inc., as        Registrant's Form 10-K for
          Landlord, and Exide Electronic Assembly           the year ended December 31,
          1994 Corporation, as Tenant.                      dated March 31, 1995

  10.170  $5,000,000 Real Estate Note dated                 Filed as Exhibit 10.170 to
          August 11, 1994 from Neenah (WI) QRS 11-31,       Registrant's Form 10-K for the
          Inc., as Maker, and Creditanstalt Corporate       Finance, Inc., as year ended
          Holder.                                           December 31, 1994 dated March 31, 1995

  10.171  Lease Agreement dated September 30, 1994          Filed as Exhibit 10.171 to by
          and between CFP Associates, as Landlord,          Registrant's Form 10-K for
          Custom Foods Products, Inc., as Tenant.           the and year ended December
          31, 1994                                          dated March 31, 1995

  10.172  Loan Agreement dated September 30, 1994           Filed as Exhibit 10.172 to
          between CFP Associates, as Borrower, and          Registrant's Form 10-K for the
          Greyrock Capital Group Inc., as Lender.           year ended December 31, 1994
                                                            dated March 31, 1995


Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                      ------

  10.173  $2,000,000 Note dated September 30, 1994          Filed as Exhibit 10.173 to
          from CFP Associates, as Maker, and                Registrant's Form 10-K for the
          Greyrock Capital Group Inc., as Payee.            year ended December 31, 1994
                                                            dated March 31, 1995

  10.174  $200,000 Maximum Amount Promissory Note           Filed as Exhibit 10.174 to
          dated September 30, 1994 from CFP Associates,     Registrant's Form 10-K
          as Maker, to Custom Foods Products,               for the year ended December 31,
          Inc., as Payee.                                   1994 dated March 31, 1995

  10.175  Lease Agreement dated October 14, 1994 by and     Filed as Exhibit 10.175 to
          between ADS (CA) QRS 11-34, Inc., as Landlord,    Registrant's Form 10-K for the
           and Chiat/Day Inc. Advertising, as Tenant.       year ended December 31, 1994
                                                            dated March 31, 1995

  10.176  $6,000,000 Promissory Note dated October          Filed as Exhibit 10.176 to
          14, 1994 from ADS (CA) QRS 11-34, Inc.,           Registrant's Form 10-K for the
          as Borrower, to Kearneys Street Real Estate       year ended December 31, 1994
          Company, L.P., as Lender.                         dated March 31, 1995

  10.177  $3,000,000 Purchase Money Promissory              Filed as Exhibit 10.177 to
          Note secured by Deed of Trust dated               Registrant's Form 10-K for
          October 14, 1994 from ADS (CA)                    the  year ended December 31, 1994
          QRS 11-34, Inc., as Maker, to Venice              dated March 31, 1995
          Operating Corp., as Holder.

  10.178  Lease Agreement dated October 31, 1995            Filed as Exhibit 10.33 to
          by and between DELMO (PA) QRS 11-36 and           Registrant's Form 8-K
          DELMO (PA) QRS 12-10 together as Landlord         dated March 21, 1996
          and Del Monte Corporation, as Tenant.

  10.179  Lease Agreement dated December 26, 1995 by        Filed as Exhibit 2.1 to
          and between Cards Limited Liability Company,      Registrant's Form 8-K
          as Landlord, and The Upper  Deck Company,         dated March 21, 1996
          as Tenant.

  10.180  $15,000,000 Promissory Note dated January 3,      Filed as Exhibit 2.2 to
          1996 from Cards Limited Liability Company to      Registrant's Form 8-K
          Column Financial, Inc.                            dated March 21, 1996

  21.1    Subsidiaries of Registrant as of March __, 2000   Filed herewith

  23.1    Consent of PricewaterhouseCoopers LLP dated       Filed herewith
          March __, 2000,

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

  28.3    General warranty Deed from FPC to QRS             Filed as Exhibit 28(D)(1) to
          11-10.                                            Registrant's Post Effective
                                                            Amendment No. 5 to Form S-11


Exhibit                                                      Method of
  No.       Description                                      Filing
-----       -----------                                      ------

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

  28.11   General Warranty Deed from Fairview Plaza         Filed as Exhibit 28.3 to
          Corporation to QRS 11-10.                         Registrant's Form 8-K dated
                                                            January 5, 1993

  28.12   Deed from Unit to QRS 11-12.                      Filed as Exhibit 28.4 to
                                                            Registrant's Form 8-K dated
                                                            January 5, 1993

  28.13   Lease between Unit, as landlord, and              Filed as Exhibit 28.5 to
          SLS, as tenant, as amended.                       Registrant's Form 8-K dated
                                                            January 5, 1993

  28.14   Prospectus dated January 21, 1993 of              Filed pursuant to Rule
          Registrant.                                       424(b)(s) on January 26, 1993
                                                            (Registration No. 33-39409)


Exhibit                                                      Method of
  No.       Description                                      Filing
-------     -----------                                      ------

  28.15   Supplement No. 1 dated March 17, 1993             Filed pursuant to Rule
          to Prospectus dated January 21, 1993.             424(b)(s) on March 17, 1993
                                                            (Registration No. 33-39409)

  28.16   Quit Claim Deed from Oakbrook to                  Filed as Exhibit 28.1 to
          QRS 11-15.                                        Registrant's  Form 8-K dated April 5, 1993

  28.17   Lease Agreement between Oakbrook and              Filed as Exhibit 28.2 to
          B. Dalton Bookseller, Inc. ("B. Dalton").         Registrant's Form 8-K dated April 5, 1993

  28.18   First Amendment between Oakbrook and              Filed as Exhibit 28.3 to
          B. Dalton Bookseller, Inc.                        Registrant's Form 8-K dated April 5, 1993

  28.19   Lease Guaranty to Oakbrook from Barnes            Filed as Exhibit 28.4 to
          & Noble, Inc.                                     Registrant's Form 8-K dated April 5, 1993

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED a Maryland corporation


4/7/2000                BY:    /s/ John J. Park
--------                      -----------------------------
Date                          John J,. Park
                              Executive Vice President, and
                              Chief Financial Officer
                              (Principal Financial Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED


4/7/2000                BY:    /s/ William P. Carey
-----------                   -----------------------------
     Date                     William P. Carey
                              Chairman of the Board and Director
                              (Principal Executive Officer)

4/7/2000                BY:    /s/ H. Augustus Carey
-----------                   -----------------------------
     Date                     H. Augustus Carey
                              President

4/7/2000                BY:    /s/ Ralph G. Coburn
-----------                   -----------------------------
     Date                     Ralph G. Coburn
                              Director

4/7/2000                BY:    /s/ George E. Stoddard
-----------                   -----------------------------
     Date                     George E. Stoddard
                              Director

4/7/2000                BY:    /s/ Charles C. Townsend, Jr.
-----------                   -----------------------------
     Date                     Charles C. Townsend, Jr.
                              Director

4/7/2000                BY:    /s/ Warren G. Wintrub
-----------                   -----------------------------
     Date                     Warren G. Wintrub
                              Director

4/7/2000                BY:    /s/ Thomas E. Zacharias
-----------                   -----------------------------
     Date                     Thomas E. Zacharias
                              Director

4/7/2000                BY:    /s/ John J. Park
-----------                   -----------------------------
     Date                     John J. Park
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)

4/7/2000                BY:    /s/ Claude Fernandez
-----------                   -----------------------------
     Date                     Claude Fernandez
                              Executive Vice President and
                              Chief Administrative Officer
                              (Principal Accounting Officer)

                        REPORT of INDEPENDENT ACCOUNTANTS






To the Board of Directors of
 CAREY INSTITUTIONAL PROPERTIES INCORPORATED and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated April 7, 2000 appearing on page 5 of the 1999 Annual Report to Shareholders of CAREY INSTITUTIONAL PROPERTIES INCORPORATED and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

New York, New York
April 7, 2000

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 1999

                                                                                  Costs
                                                 Initial Cost to                  Capitalized
                                                     Company                      Subsequent to      Decrease in
Description                 Encumbrances      Land          Buildings             Acquisition (a)    Net Investments(b)
Operating Method:
Retail stores leased to
 Wal-Mart Stores, Inc.      $ 6,774,269       $  807,423    $ 6,864,802           $   87,746

Supermarket leased
 to Safeway Stores
 Incorporated                                    336,426        941,959               14,621

Office/Manufacturing
 Facility formerly  leased
 to CalComp Technology, Inc.    309,923          751,453      2,536,047                841
Manufacturing/Distributing
 facility leased to
 Centrobe, Inc.              10,217,071        1,515,879        503,734            15,125,189
Warehouse/Manufacturing
 facility leased to
 Bell Sports, Inc.           4,100,400            283,726     5,066,274             3,322,270

Warehouse leased to GATX
 Logistics, Inc.             3,638,240          1,350,444     4,574,557              60,676

Warehouse leased to
 Lucent Technologies, Inc.   8,450,000          1,290,631     15,937,369              232,870

Land leased to
 Barnes & Noble, Inc.        2,227,390           4,759,017                             47,962

Land leased to
 Best Buy Co., Inc.          11,492,521         18,579,019                                646
Land leased to Lincoln
 Technical Institute
 of Arizona, Inc.                                2,516,671                                696
Office/Warehouse leased to
 Merit Medical Systems,      5,771,475             380,000                         10,505,349
 Inc.
Retail store leased
 to Waban, Inc.              6,352,190           6,119,530    3,630,470               230,327
Land leased to
 Q Clubs, Inc.                                   2,073,578                              1,026
Manufacturing/Warehouse
 facilities leased to Humco  4,151,371           1,240,000    6,604,324
 Holding Group
Office/Warehouse
 facility leased to
 PSC Scanning, Inc.          5,460,249           1,125,000    7,615,414



                                                                                                                       Life on which
                                                                                                                       Depreciation
                                 Gross Amount at which Carried                                                         in Latest
                                at Close of Period (b)(d)                                                              Statement of
                                                                              Accumulated                              Income is
Description                    Land             Buildings        Total         Depreciation     Date Acquired           Computed
                                                                              (d)
Operating Method:
Retail stores leased to
 Wal-Mart Stores, Inc.         $  816,658       $ 6,943,313      $ 7,759,971   $ 1,395,863      December 19, 1991           40 yrs.

Supermarket leased
 to Safeway Stores
 Incorporated                     340,274           952,732        1,293,006       191,533      December 19, 1991            40 yrs

Office/Manufacturing
 Facility formerly  leased
 to CalComp Technology, Inc.      751,645         2,536,696        3,288,341      483,552       May 28, 1992                 40 yrs.
Manufacturing/Distributing
 facility leased to
 Centrobe, Inc.                 1,519,885        15,624,917       17,144,802    1,953,112       October 1, 1992              40 yrs.
Warehouse/Manufacturing
 facility leased to
 Bell Sports, Inc.                283,793        8,388,477         8,672,270    1,383,494       November 6, 1992             40 yrs.

Warehouse leased to GATX
 Logistics, Inc.                1,364,272        4,621,405         5,985,677      813,536       December 23, 1992            40 yrs.

Warehouse leased to
 Lucent Technologies, Inc.      1,295,387        16,165,483       17,460,870    2,835,306       December 30, 1992            40 yrs.

Land leased to                                                                                 February 23,1993
 Barnes & Noble, Inc.           4,806,979                          4,806,979                    and October 1,1993              N/A

Land leased to
 Best Buy Co., Inc.             18,579,665                        18,579,665                    April 15, 1993                  N/A
Land leased to Lincoln
 Technical Institute
 of Arizona, Inc.                2,517,367                         2,517,367                     May 3, 1993                     N/A
Office/Warehouse leased to
 Merit Medical Systems,          380,000        10,505,349        10,885,349    1,291,282       June 3, 1993                40 yrs.
 Inc.
Retail store leased
 to Waban, Inc.                 6,263,907        3,716,420         9,980,327      607,179       June 29, 1993                40 yrs.
Land leased to
 Q Clubs, Inc.                  2,074,604                          2,074,604                    July 16, 1993                    N/A
Manufacturing/Warehouse
 facilities leased to Humco     1,240,000        6,604,324         7,844,324     144,470        February 5, 1999             40 yrs.
 Holding Group
Office/Warehouse
 facility leased to
 PSC Scanning, Inc.             1,125,000        7,615,414         8,740,414      118,991       May 12, 1999                40 yrs.

                                                    (Continued)

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 1999

                                                                                         Costs
                                                       Initial Cost to                   Capitalized
                                                           Company                       Subsequent to        Decrease in
Description                  Encumbrances          Land             Buildings            Acquisition (a)      Net Investments(b)

Industrial/Manufacturing
 facility lease to Bolder
 Technologies Corporation       3,484,634           1,076,000         5,759,878
Warehouse facility leased
 to Petsmart, Inc.              2,120,225             106,603        4,444,397                42,817
Manufacturing facility
 leased to Plexus Corp.         4,317,300             125,340        9,124,660                 5,745
Childcare centers leased
 to Childtime Childcare, Inc.   2,355,317           1,198,750                              3,422,172
Office building leased to
 Omnicom Group, Inc.           25,268,390           6,316,880       27,397,945             9,229,475
Retail stores leased to
 Garden Ridge Corporation       7,378,881           2,197,500        4,112,500             5,054,413
Warehouses and special
 purpose facility leased to
 Del Monte Corporation          5,572,140             304,073                             10,230,842
Health club leased to
 Q Clubs, Inc.                                        912,855        4,323,145
Warehouse/office leased
 to Hibbett Sporting
 Goods, Inc.                    2,678,155             660,000        4,040,000             2,323,784
Distribution/warehouse
 leased to Detroit
 Diesel Corporation.                                2,782,860        6,542,140
Office buildings and
 supermarkets formerly
 leased to Harvest Foods,
 Inc.                                                 808,800        4,246,200                 1,171          (3,654,905)
Supermarkets leased
 to Affiliated
 Southwest, Inc.                                      343,120        1,801,380                   497            (492,527)
                             -------------------------------------------------------------------------------------------
                             $122,120,141         $59,961,578     $126,067,195           $59,941,135         $(4,147,432)
                             ===========================================================================================


                                                                                                                        Life on
                                                                                                                        which
                                                                                                                        Depreciation
                                                                                                                        in Latest
                                         Gross Amount at which Carried                                                  Statement
                                           at Close of Period (b)(d)                Accumulated                         of Income
Description                   Land               Buildings          Total             Depreciation    Date Acquired     is Computed
                                                                                   (d)
Industrial/Manufacturing
 facility lease to Bolder
 Technologies Corporation      1,076,000            5,759,878        6,835,878         100,914       April 16, 1999          40 yrs.
Warehouse facility leased
 to Petsmart, Inc.               107,606            4,486,211        4,593,817         696,297       October 26, 1993        40 yrs.
Manufacturing facility
 leased to Plexus Corp.          125,418            9,130,327        9,255,745       1,226,888       August 11, 1994         40 yrs.
Childcare centers leased                                                                            June 15, 1994
 to Childtime Childcare,                                                                             through
 Inc.                          1,198,750            3,422,172        4,620,922         367,170       November 18, 1994       40 yrs.
Office building leased to
 Omnicom Group, Inc.           6,319,147           36,625,153       42,944,300       2,728,573       October 14, 1994     11-40 yrs.
Retail stores leased to
 Garden Ridge Corporation      2,197,998            9,166,415       11,364,413         848,633       March 30, 1998          40 yrs.
Warehouses and special
 purpose facility leased to
 Del Monte Corporation           374,698           10,160,217       10,534,915         870,076       November 9, 1995        40 yrs.
Health club leased to
 Q Clubs, Inc.                   912,855            4,323,145        5,236,000         418,805       February 6, 1996        40 yrs.
Warehouse/office leased
 to Hibbett Sporting
 Goods, Inc.                     660,000            6,363,784        7,023,784         391,375       February 12, 1996       40 yrs.
Distribution/warehouse
 leased to Detroit
 Diesel Corporation.           2,782,860            6,542,140        9,325,000         497,475       December 17, 1996       40 yrs.
Office buildings and
 supermarkets formerly
 leased
 to Harvest Foods, Inc.          353,440            1,047,826        1,401,266          72,042       February 21, 1992       40 yrs.
Supermarkets leased
 to Affiliated
 Southwest, Inc.                 416,802            1,235,668        1,652,470          84,952       February 21, 1992       40 yrs.
                             -----------------------------------------------------------------
                             $59,885,010         $181,937,466     $241,822,476     $19,521,518
                             =================================================================



See accompanying notes to Schedule.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 1999


                                                                Initial Cost to                     Costs
                                                                    Company                      Capitalized
                                                        --------------------------------        Subsequent to        Decrease in
Description                      Encumbrances              Land              Buildings          Acquisition (a)   Net Investments(b)

Direct Financing Method:
Retail store leased to
 Oshman Sporting
 Goods, Inc.                     $ 1,447,947            $    700,356          $2,494,843           $37,695             $ 309,844
Office buildings leased
 to Michigan Mutual
 Insurance Company                 9,500,000               1,965,093          11,884,907             5,919               122,174
Supermarkets leased
 to Big V Holding Corp.            3,886,620               3,724,889          16,399,261         1,298,867            (4,753,882)
Retail stores leased to
 Barnes & Noble, Inc.              3,066,599                                   5,525,983            49,806             1,042,304
Retail stores leased to
 Best Buy Co., Inc.               16,476,903                                  27,653,981               962            (1,017,154)
Technical training institute
 leased to Lincoln Technical
 Institute of Arizona, Inc.                                                    6,083,329             1,684
Health club leased to Q Clubs,
 Inc.                                                                          3,511,422             1,737
Warehouse/distribution
 facility leased to
 Nich olson Warehouse, Inc.        3,466,449                 598,544           6,316,456             1,370              (139,876)
Manufacturing facility leased
 to Superior Telecomm-
 unications, Inc.                  2,282,305                 295,032           4,704,968             1,885              (161,794)
Food processing/warehouse
 facility leased to Custom
Food Products, Inc.                 190,495                  27,000                             5,536,384
 Office buildings and
 supermarkets  leased
 to Kroger Company                                           251,760           1,321,740
Warehouse/distribution
 facility leased to
 Gloystarne & Co., Limited         4,202,900               1,132,627           6,069,257
                                 -----------              ----------         -----------        ----------           -----------
                                 $44,520,218              $8,695,301         $91,966,147        $6,936,309           $(4,598,384)
                                 ===========              ==========         ===========        ==========           ===========


                                   Gross Amount at which Carried
                                   at Close of Period  (b)(d)
Description                               Total                                Date Acquired
Direct Financing Method:
Retail store leased to
 Oshman Sporting
 Goods, Inc.                          $  3,542,738                            December 10, 1992
Office buildings leased
 to Michigan Mutual
 Insurance Company                      13,978,093                            December 21, 1993
Supermarkets leased
 to Big V Holding Corp.                 16,669,135                            December 23, 1993 and
Retail stores leased to                                                      October 8, 1993
 Barnes & Noble, Inc.                                                         February 23, 1993 and
Retail stores leased to                 6,618,093                            October 1, 1993
 Best Buy Co., Inc.                                                           April 15, 1993
Technical training institute           26,637,789
 leased to Lincoln Technical
 Institute of Arizona, Inc.                                                   May 3, 1993
Health club leased to Q Clubs,          6,085,013
 Inc.                                                                         July 16, 1999
Warehouse/distribution                  3,513,159
 facility leased to
 Nich olson Warehouse, Inc.             6,776,494                             December 13, 1993
Manufacturing facility leased
 to Superior Telecomm-
 unications, Inc.                        4,840,091                            December 16, 1993
Food processing/warehouse
 facility leased to Custom
 Food Products, Inc.                     5,563,384                            September 30, 1994
Office buildings and
 supermarkets  leased
 to Kroger Company                       1,573,500                            February 21, 1992
Warehouse/distribution
 facility leased to
 Gloystarne & Co., Limited               7,201,884                            December 8, 1999
                                      ------------
                                      $102,999,373
                                      ============



See accompanying notes to Schedule.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

                       NOTES to SCHEDULE III - REAL ESTATE
                          and ACCUMULATED DEPRECIATION


    (a) Consists of the costs of improvements subsequent to purchase and other acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

    (b) At December 31, 1999, the aggregate cost of real estate owned by Registrant and its subsidiaries for Federal income tax purposes is $298,433,205.

    (c) The increase (decrease) in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received, the sales of properties, sale of a tenancy-in-common interest to an affiliate in a prior year and writedowns to fair value.

    (d)



                                       Reconciliation of Real Estate Accounted
                                           for Under the Operating Method
                                                  December 31,
                                       1998                       1999
Balance at beginning
of year                                $191,471,733               $218,521,997

Additions                                27,050,264                 25,794,403

Writedown to fair value                                               (424,580)

Dispositions                                                        (2,069,344)
                                       ------------               ------------
Balance at close of
year                                   $218,521,997               $241,822,476
                                       ============               ============






                                      Reconciliation of Accumulated Depreciation
                                                    December 31,
                                          1998                       1999
Balance at beginning
of year                                $11,396,602                $14,974,151

Depreciation expense                     3,577,549                  4,657,284

Writedown to fair value                                               (21,827)

Dispositions                                                          (88,090)
                                       -----------                -----------
Balance at close of
year                                   $14,974,151                $19,521,518
                                       ===========                ===========

                                                         APPENDIX A TO FORM 10-K


                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                AND SUBSIDIARIES



                                                              1999 ANNUAL REPORT

SELECTED FINANCIAL DATA



(In thousands except per share amounts)



                                    1995            1996            1997            1998            1999
                                  --------        --------        --------        --------        --------
OPERATING DATA:

Revenues                          $ 29,238        $ 32,547        $ 34,247        $ 35,044        $ 39,599

Income before
  extraordinary item                 9,629          10,421          10,659          12,093          14,836

Net income                           9,228          10,146          11,086          13,732          14,836

Basic earnings
  per share before
  extraordinary item                   .68             .66             .63             .64             .68

Diluted earnings per share
  before extraordinary
  items (1)                                                            .63             .63             .67

Basic
  earnings per share                   .65             .64             .66             .72             .68

Diluted earnings per
  share (1)                                                            .66             .71             .67

Dividends paid                      11,453          12,488          13,682          14,958          17,715

Dividends per share                    .81             .82             .82             .83             .83

Payments of mortgage
  principal (2)                      2,905           3,353           3,658           4,159           4,355


BALANCE SHEET DATA:

Total assets                       299,434         320,510         320,485         372,076         381,711

Long-term obligations (3)          150,829         145,836         141,052         142,389         147,715


(1) For the years prior to 1997, the Company had a simple equity structure with only common stock outstanding.

(2)      Represents scheduled mortgage principal amortization paid.

(3) Represents limited recourse mortgage and note payable obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS


                  Overview

                  The following discussion and analysis of financial condition and results of operations of Carey Institutional Properties Incorporated ("CIP(R)") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CIP(R). Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CIP(R) to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CIP(R) that the results or conditions described in such statements or objectives and plans of CIP(R) will be achieved.

                  CIP(R) was formed in 1991 and used the proceeds from its public offering of shares of common stock along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate tenants. CIP(R) has also raised proceeds of $74,440,000, beginning in 1995, from a private placement of common stock to institutional investors. A majority of CIP(R)'s net leases have been structured to place certain economic burdens of ownership on these corporate tenants by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The leases have generally been structured to include periodic rent increases that are stated or based on increases in the consumer price index or, for certain retail properties, provide for additional rents based on sales in excess of a specified base amount.

                  CIP(R)'s primary objectives are to provide rising cash flow and to protect its investors from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt. In addition, CIP(R) has successfully negotiated grants of common stock warrants from selected tenants and expects to realize the benefits of appreciation from those grants. While CIP(R) cannot guarantee that its objectives will be ultimately realized, annual independent valuations of CIP(R)'s assets have reflected significant appreciation in property values.

                  Public business enterprises are required to report financial and descriptive information about their reportable operating segments. Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of its portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing CIP(R)'s ability to meet distribution objectives, increase the dividend and increase value by evaluating potential investments in single tenant net lease real estate and by seeking opportunities such as refinancing mortgage debt at lower rates of interest, restructuring leases or paying off lenders at a discount to the face value of the outstanding mortgage balance.

                  Results of Operations

                  Net income for 1999 and 1998 is not fully comparable due to the effect of an extraordinary gain from the early extinguishment of debt in 1998 and a net gain of $362,000 from the sales of securities and real estate, other income of $1,250,000 recognized in connection with a lease termination and a noncash writedown of a property of $403,000 to fair value in 1999. Excluding the effects of those nonrecurring items, CIP(R) would have reflected an increase in earnings of $1,533,000 in 1999 as compared to 1998. The increase in income, as adjusted, for these nonrecurring items was due to increases in lease revenues (rental income and interest income from direct financing leases) and income from equity investments, and was partially offset by increases in depreciation and amortization and property and general and administrative expenses.

                  The increase in lease revenues was due to the CIP(R)'s new leases in 1999 with Humco Holding Group, Inc., PSC Scanning, Inc., Bolder Technologies, Inc. and Gloystarne, Inc. and a new lease during 1998 with Omnicom Group, Inc., and to a lesser extent, scheduled rent increases on several leases in 1999 and 1998. Lease revenues are projected to increase in 2000 as CIP(R) will reflect a full year's revenues on the leases entered into in 1999 and revenues will increase on the leases with Hibbett Sporting Goods, Inc. and Big V Holding Corp as CIP(R) has recently completed expansions of their properties. The increase in equity income was due to the acquisition with two affiliates of properties leased to Advanced Micro Devices, Inc. and Compucom Systems, Inc. in December 1998 and March 1999, respectively, as well as an increase in CIP(R)'s share of earnings from its investment in thirteen Courtyard by Marriott hotels that are net leased to Marriott International, Inc. The increase in property expenses was due to higher asset management fees and an increase in the provision for uncollected rents. The higher asset management fees reflect both an increase in the value of the portfolio at December 31, 1998 on which the asset management fee is based. The increase in the provision for uncollected rents is intended to strengthen the reserve for amounts due from Nicholson Warehouse, L.P. Nicholson has been able to pay its rent currently in 1999 and 2000, but has made no significant progress on an arrearage from prior periods. The increase in depreciation, a noncash charge, was due to new properties acquired in 1998 and 1999. Interest expense increased moderately (approximately 2%) and reflects the effect the leveraging of properties acquired in 1999 with limited recourse mortgage debt. This was offset, however, by paying off several mortgages in 1998 and 1999.

                  Net income for the years 1998 and 1997 is not fully comparable due to the effects of extraordinary gains on the extinguishment of debt in both years and gains from the sale of real estate in 1997. Excluding these items and other nonrecurring items included in other income, income would have reflected an increase of $1,549,000 in 1998 as compared to 1997. The increase in income, as adjusted, was due primarily to increases in lease revenues and other interest income and a decrease in interest expense. These benefits were partially offset by an increase in property expenses. Lease revenues increased from a new lease with Omnicom Group, Inc. for a newly constructed property in Los Angeles, California and several rent increases on other leases during the year. The increase in other interest income reflected higher average cash balances during the year as a result of issuing shares pursuant to CIP(R)'s on-going private placement offering to institutional investors. CIP(R) paid off several mortgages resulting in a decrease in interest expense. The decrease in interest expense also resulted from the continuing amortization of CIP(R)'s mortgage debt. The increase in property expenses reflected higher asset management and performance fees and the carrying costs for six vacant properties formerly leased to Harvest Foods, Inc. CIP(R) has subsequently sold four of the properties and as of March 31, 2000, owns interests in two vacant properties formerly leased to Harvest.

                  CIP(R) recognized an extraordinary gain of $1,638,000 in 1998, as the result of reaching a settlement with the holder of a subordinated mortgage loan on the former Harvest Foods, Inc. properties. CIP(R) paid $250,000 to the holder, in settlement of a $1,500,000 mortgage and accrued interest. The extraordinary gain of $427,000 in 1997 reflects the gain related to the payoff of the first priority loan on the Harvest Foods properties.

                  Because of the long-term nature of CIP(R)'s net leases, inflation and changing prices have not unfavorably affected CIP(R)'s revenues and net income. CIP(R)'s net leases have rent increases based on formulas indexed to increases in the Consumer Price Index, sales overrides, or other periodic increases that are designed to increase lease revenues in the future. The initial lease term of properties leased to GATX Logistics, Inc., Waban, Inc. and Lucent Technologies, Inc. are scheduled to end in 2002. These lessees have not indicated whether they intend to remain at the leased properties, and there is no assurance that these leases will be extended. Annual cash flow (rent less mortgage debt service) from these properties is approximately $1,505,000.

                  Financial Condition

                  Except for three vacant properties currently being remarketed, CIP(R)'s properties are leased to corporate tenants under long-term net leases that generally require tenants to pay all operating expenses relating to the leased properties. One of CIP(R)'s objectives is to use the cash flow from net leases to meet operating expenses, service its debt, maintain adequate cash reserves and fund an increasing rate of dividends to shareholders. A significant portion of the cash provided from operations is distributed to the shareholders in keeping with this objective. Cash provided from operations of $23,335,000 was sufficient to fund dividend payments of $17,715,000, scheduled mortgage principal installments of $4,355,000 and distributions of $575,000 to an affiliate which owns the minority interest in the Best Buy Co., Inc. properties.

                  CIP(R)'s investing activities consisted of using $39,839,000 to purchase properties leased to Gloystarne, Humco, PSC Scanning and Bolder Technologies, purchase an equity interest in the Compucom net lease and fund expansions at properties leased to Big V and Hibbett. CIP(R) will use an additional $3,023,000 to complete these expansions. CIP(R) has no other commitments to fund major outlays at its properties, however, CIP(R) is evaluating redevelopment opportunities at its three vacant properties. To the extent that two of the properties, formerly leased to Harvest, are unleveraged and the mortgage balance on the former CalComp technology, Inc. property could be paid from cash reserves, CIP(R) may be able to obtain new limited recourse mortgage financing to pay for any necessary improvements, rather than use existing cash reserves. Whether any improvements are to be funded at these properties during 2000 and the amount of any such improvements is still in the process of being evaluated. As of March 31, 2000, CIP(R) has $3,526,000 of cash available for additional investment in real estate. In March 2000, CIP(R) purchased a property in Little Germany, Bradford in the United Kingdom for $6,370,000. During 1999, CIP(R) realized cash proceeds of $3,166,000 on the sale of three former Harvest properties and sales of securities. CIP(R) sold its shares of Garden Ridge

Corporation common stock and redeemed its warrants in Q Clubs, Inc. CIP(R) had been granted warrants to purchase common stock of the lessees in connection with structuring net leases with Garden Ridge and Q Clubs.

                  In addition to paying quarterly dividends and scheduled principal payment installments, CIP(R)'s financing activities included obtaining new limited recourse mortgage financing of $17,402,000 in connection with newly-purchased real estate, paying off a balloon payment of $5,413,000, using proceeds of $1,250,000 from a lease termination to pay down a mortgage balance on the mortgage loan on the former CalComp property and using $648,000 to purchase treasury stock. In connection with paying down the CalComp loan, the maturity of the loan was extended until August 2000 and the monthly debt service requirement was changed to interest only.

                  A balloon payment of $6,900,000 on a limited recourse mortgage loan collateralized by six properties leased to Wal-Mart Corporation which had been scheduled to be paid in January 1999 had been extended during 1999. CIP(R) has not paid off the loan and continues to pay monthly debt services as it evaluates refinancing opportunities. There is no assurance that CIP(R) will be able to obtain new financing for the Wal-Mart properties. Although the lender has the right to demand payment for the entire outstanding balance at any time, the lender has not yet made a demand for payment of the loan in its entirety. Monthly debt service on the Wal-Mart loan is in excess of monthly base rent from the Wal-Mart leases. Net cash flow from the Wal-Mart leases is positive solely because of the annual percentage of sales rent that CIP(R) receives.

                  CIP(R)'s financing strategy has been to purchase substantially all of its properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of CIP(R)'s other assets. This strategy has allowed CIP(R) to diversify its portfolio of properties and, thereby, limit its risk. In the event that a balloon payment comes due, CIP(R) may seek to refinance the loan, restructure the debt with existing lenders, evaluate its ability to pay the balloon payment from its cash reserves or sell the property and use the proceeds to satisfy the mortgage debt. CIP(R) currently has sufficient cash reserves to pay off the Wal-Mart loan. Mortgage loans collateralized by properties leased to Del Monte Corporation and Superior Telecommunications, Inc. are scheduled to mature in 2000 with balloon payments totaling approximately $7,750,000. CIP(R) expects to refinance these loans. Balloon payments of approximately $4,000,000 and $5,700,000 are scheduled in 2001 and 2002.

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

                  In 1999, CIP(R) and its affiliates formed a task force to identify year 2000 problems. The task force developed and implemented a plan that included inventory, assessment, remediation, testing and contingency planning. CIP(R) experienced no significant disruptions as a result of the year end date change. The task force intends to monitor other critical dates in the future, such as quarter-end dates. In connection with the procedures, CIP(R) incurred expenses of $110,000. The impact of the year 2000 issues on the CIP(R) will continue to depend on the way the issues have been addressed by third parties that provide services to the CIP(R). To date CIP(R) has not been adversely impacted to any significant extent by the failure of third parties to address year 2000 issues. The task force has developed contingency plans to address risks associated with year 2000 issues that may arise. There can be no assurance that these plans will fully mitigate any problems, if any arise. The foregoing year 2000 discussions constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure and Disclosure Act of 1998.

                        REPORT of INDEPENDENT ACCOUNTANTS




To the Board of Directors of
CAREY INSTITUTIONAL PROPERTIES INCORPORATED and Subsidiaries:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of CAREY INSTITUTIONAL PROPERTIES INCORPORATED and Subsidiaries at December 31, 1997, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

New York, New York
April 7, 2000

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                                               1997                  1998                  1999
                                                          -------------         -------------         -------------
        ASSETS:
Real estate leased to others:
   Accounted for under the operating method:
         Land                                             $  53,323,052         $  57,073,052         $  59,885,010
         Buildings                                          138,148,681           161,448,945           181,937,466
                                                          -------------         -------------         -------------
                                                            191,471,733           218,521,997           241,822,476
         Accumulated depreciation                            11,396,602            14,974,151            19,521,518
                                                          -------------         -------------         -------------
                                                            180,075,131           203,547,846           222,300,958
   Net investment in direct financing leases                 94,235,594            94,473,412           102,999,373
                                                          -------------         -------------         -------------
         Real estate leased to others                       274,310,725           298,021,258           325,300,331
Equity investments                                           22,835,403            32,749,198            38,895,662
cash and cash equivalents                                    17,331,710            36,787,777            14,100,580
Other assets, net of accumulated amortization
   of $1,257,577, $1,432,028, and $1,620,607
   in 1997, 1998 and 1999, and net of reserves
   for uncollected rents of $248,035, $626,479 and
    $1,406,534 in 1997, 1998 and 1999                         6,007,626             4,517,389             3,414,212
                                                          -------------         -------------         -------------
             Total assets                                 $ 320,485,464         $ 372,075,622         $ 381,710,785
                                                          =============         =============         =============

        LIABILITIES:
Limited recourse mortgage notes payable                   $ 154,348,585         $ 160,255,378         $ 166,640,359
Accrued interest                                              1,248,886             1,088,678               642,793
Accounts payable and accrued expenses                           523,821               769,381               825,489
Accounts payable to affiliates                                8,483,741            10,565,418             1,394,734
Dividends payable                                             3,466,189             4,409,132             4,540,035
Prepaid rental income and security deposits                   1,053,186               862,282             1,600,779
                                                          -------------         -------------         -------------
             Total liabilities                              169,124,408           177,950,269           175,644,189
                                                          -------------         -------------         -------------
Minority interest                                             4,988,932             5,233,926             5,500,939
                                                          -------------         -------------         -------------

Commitments and contingencies

        SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized,
   40,000,000 shares; 17,440,556, 21,046,424 and
   22,215,675 shares issued and outstanding at
   December 31, 1997, 1998 and 1999                              17,440                21,046                22,216
Additional paid-in capital                                  159,636,566           205,320,138           220,747,880
Dividends in excess of accumulated earnings                 (11,549,928)          (13,718,867)          (16,728,182)
Accumulated other comprehensive income                          638,539               121,335                23,757
                                                          -------------         -------------         -------------
                                                            148,742,617           191,743,652           204,065,671
Less, common stock in treasury at cost, 241,404,
   287,305 and 351,308 shares at
   December 31, 1997, 1998 and 1999                          (2,370,493)           (2,852,225)           (3,500,014)
                                                          -------------         -------------         -------------
             Total shareholders' equity                     146,372,124           188,891,427           200,565,657
                                                          -------------         -------------         -------------
             Total liabilities and
                  shareholders' equity                    $ 320,485,464         $ 372,075,622         $ 381,710,785
                                                          =============         =============         =============


The accompanying notes are an integral part of the consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

                        CONSOLIDATED STATEMENTS of INCOME

                        For the years ended December 31,

                                                                    1997                 1998                 1999
                                                            ------------         ------------         ------------
Revenues:
   Rental income                                            $ 21,834,831         $ 22,679,719         $ 26,038,006
   Interest income from direct financing leases               11,236,439           11,112,788           11,302,619
   Other interest income                                         643,827            1,177,973              959,958
   Other income                                                  532,298               73,430            1,298,000
                                                            ------------         ------------         ------------
                                                              34,247,395           35,043,910           39,598,583
                                                            ------------         ------------         ------------

Expenses:
   Interest                                                   14,202,295           13,542,952           13,818,463
   Depreciation and amortization                               3,741,235            3,752,000            4,845,863
   Property expenses                                           5,104,762            5,711,410            6,946,659
   General and administrative                                  2,532,011            2,399,707            2,779,252
   Writedown to fair value                                                                                 402,753
                                                            ------------         ------------         ------------
                                                              25,580,303           25,406,069           28,792,990
                                                            ------------         ------------         ------------

      Income before minority interest,
         income from equity investments, gain (loss)
         on sale and extraordinary item                        8,667,092            9,637,841           10,805,593

Minority interest in income                                     (773,371)            (809,309)            (842,152)
                                                            ------------         ------------         ------------

      Income before income from equity
         investments, gain (loss) on sale and
         extraordinary item                                    7,893,721            8,828,532            9,963,441

Income from equity investments                                 3,109,120            3,264,738            4,510,943
                                                            ------------         ------------         ------------

      Income before gain (loss) on sale
         and extraordinary item                               11,002,841           12,093,270           14,474,384

Gain on sale of securities                                                                               1,224,297
Subordinated disposition fees                                   (449,094)
Gain (loss) on sale of real estate                               105,131                                  (862,593)
                                                            ------------         ------------         ------------

      Income before extraordinary item                        10,658,878           12,093,270           14,836,088

Extraordinary gain on early extinguishment of debt               427,448            1,638,375
                                                            ------------         ------------         ------------

      Net income                                            $ 11,086,326         $ 13,731,645         $ 14,836,088
                                                            ============         ============         ============

Basic earnings per common share:
  Income before extraordinary item                          $        .63         $        .64         $        .68
  Extraordinary item                                                 .03                  .08                   --
                                                            ------------         ------------         ------------
                                                            $        .66         $        .72         $        .68
                                                            ============         ============         ============
Diluted earnings per common share:
   Income before extraordinary item                         $        .63         $        .63         $        .67
   Extraordinary item                                                .03                  .08                   --
                                                            ------------         ------------         ------------
                                                            $        .66         $        .71         $        .67
                                                            ============         ============         ============

Weighted average shares outstanding-basic                     16,698,515           18,986,347           21,674,189
                                                            ============         ============         ============

Weighted average shares outstanding-diluted                   16,790,392           19,293,039           22,010,100
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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY
                        For the years ended December 31,


                                                                          Dividends     Accumulated
                                         Additional                     in Excess of       Other
                             Common        Paid-in      Comprehensive   Accumulated     Comprehensive    Treasury
                               Stock       Capital         Income         Earnings         Income          Stock           Total
                             ----------  -----------    ------------    --------------   ------------   ------------  -------------
Balance at
   December 31, 1996          $16,725    $151,143,243                     $ (5,488,526)    $ 73,058    $  (971,000)   $144,773,500

715,615 shares issued,
    $.001 par, net of costs       715       8,493,323                                                                    8,494,038

Cost of raising capital
issuance of stock warrants                   (780,000)                                                                    (780,000)

Capital contributions
issuance of stock warrants                    780,000                                                                      780,000

Repurchase of
   141,132 shares                                                                                       (1,399,493)     (1,399,493)

Dividends declared                                                         (17,147,728)                                (17,147,728)

Comprehensive income:
   Net income                                              $11,086,326      11,086,326                                  11,086,326
   Other comprehensive
    income:
   Unrealized appreciation
    of marketable
    securities for 1997                                        565,481                      565,481                        565,481
                                                           -----------
                                                           $11,651,807
                                                           ===========
Balance at                    -------    ------------                     ------------     --------    -----------   -------------
   December 31, 1997           17,440     159,636,566                      (11,549,928)     638,539     (2,370,493)    146,372,124

3,605,868 shares issued,
   $.001 par, net of costs      3,606      45,683,572                                                                   45,687,178
Repurchase of 45,901 shares                                                                               (481,732)       (481,732)

Cost of raising capital  -
   issuance of stock
    warrants                                 (180,000)                                                                    (180,000)
Capital contributions  -
   issuance of stock
    warrants                                  180,000                                                                      180,000
Dividends declared                                                         (15,900,584)                                (15,900,584)

Comprehensive income:
   Net income                                              $13,731,645      13,731,645                                  13,731,645
   Other comprehensive
    income:
   Unrealized appreciation
    of marketable
    securities for 1998                                       (517,204)                    (517,204)                      (517,204)
                                                           -----------
                                                           $13,214,441
                                                           ===========
Balance at                    -------    ------------                     ------------     --------    -----------   -------------
   December 31, 1998           21,046     205,320,138                      (13,718,867)     121,335     (2,852,225)    188,891,427

1,169,251 shares issued,
   $.001 par, net of costs      1,170      15,427,742                                                                   15,428,912

Dividends declared                                                         (17,845,403)                                (17,845,403)

Repurchase of 64,003
   shares                                                                                                 (647,789)       (647,789)
Comprehensive income:
   Net income                                              $14,836,088      14,836,088                                  14,836,088
                                                           -----------
   Other comprehensive
    income:
   Foreign currency
    translation adjustment                                      23,757
   Change in unrealized
    appreciation resulting
    from sale of securities                                   (121,335)
                                                           -----------
                                                               (97,578)                     (97,578)                       (97,578)
                                                           -----------
                                                           $14,738,510
                                                           ===========
                              -------    ------------                     ------------     --------    -----------    ------------
                              $22,216    $220,747,880                     $(16,728,182)    $ 23,757    $(3,500,014)   $200,565,657
                              =======    ============                     ============     ========    ===========    ============


The accompanying notes are an integral part of the consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS

                        For the years ended December 31,


                                                                         1997                 1998                 1999
                                                                    ------------         ------------         ------------
Cash flows from operating activities:
    Net income                                                      $ 11,086,326         $ 13,731,645         $ 14,836,088
    Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                    3,741,235            3,752,000            4,845,863
      Straight-line adjustments and
         other noncash rent adjustments                                 (262,454)            (165,022)            (118,349)
      Minority interest in income                                        773,371              809,309              842,152
      Income from equity investments in excess of
         distributions received                                         (801,398)            (807,728)            (512,289)
      Gain on sale of real estate and securities, net                   (105,131)                                 (361,704)
      Writedown to fair value                                                                                      402,753
      Extraordinary gain on extinguishment of debt                      (427,448)          (1,638,375)
      Accrual of subordinated disposition fees                           449,094
      Issuance of stock in satisfaction of current year
         performance fee                                                                                         1,950,817
      Accrual of subordinated performance fee                          2,075,000            2,163,157
      Provision for uncollected rents                                    248,035              431,377              819,882
      Net change in operating assets and liabilities                  (1,289,428)             331,678              629,380
                                                                    ------------         ------------         ------------
            Net cash provided by operating activities                 15,487,202           18,608,041           23,334,593
                                                                    ------------         ------------         ------------


Cash flows from investing activities:
    Purchases of real estate and equity investments
      and other capitalized costs                                       (142,683)         (35,992,257)         (39,839,329)
    Proceeds from sales of real estate and securities                  1,194,272                                 3,166,039
    Proceeds from repayments on note receivable                          110,750
    Purchases of securities                                             (429,750)
                                                                    ------------         ------------         ------------
         Net cash provided by (used in) investing activities             732,589          (35,992,257)         (36,673,290)
                                                                    ============         ============         ============



                                   (Continued)

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

                CONSOLIDATED STATEMENTS of CASH FLOWS, CONTINUED

                        For the years ended December 31,

                                                                        1997                 1998                 1999
                                                                    ------------         ------------         ------------
Cash flows from financing activities:
    Proceeds from mortgages                                                                18,400,000           17,402,900
    Purchase of treasury stock                                        (1,399,493)            (481,732)            (647,789)
    Prepayments of mortgages                                          (3,850,000)          (7,083,794)          (6,663,727)
    Proceeds from issuance of shares, net of costs                     8,494,038           45,687,178            3,644,967
    Payments of mortgage principal                                    (3,658,073)          (4,159,413)          (4,354,912)
    Dividends paid                                                   (13,681,539)         (14,957,641)         (17,714,500)
    Distributions paid to minority partners                             (533,597)            (564,315)            (575,139)
    Deferred financing costs                                                                                      (440,300)
                                                                    ------------         ------------         ------------

         Net cash (used in) provided by financing activities         (14,628,664)          36,840,283           (9,348,500)
                                                                    ------------         ------------         ------------

         Net increase (decrease) in
           cash and cash equivalents                                   1,591,127           19,456,067          (22,687,197)

Cash and cash equivalents, beginning of year                          15,740,583           17,331,710           36,787,777
                                                                    ------------         ------------         ------------

      Cash and cash equivalents, end of year                        $ 17,331,710         $ 36,787,777           14,100,580
                                                                    ============         ============         ============


    Noncash investing and financing activities:

         In 1997 and 1998, the Company granted warrants to an affiliate for common stock with a value of $780,000 and $180,000, respectively, as compensation for services provided in raising capital.

         In 1997, the Company converted $700,000 of accrued rents receivable from a lessee to a note receivable.

         In 1999, the Company issued 744,934 shares of common stock ($9,833,129) to the Advisor for performance fees accrued in prior periods (see Note 3 to the consolidated financial statements).


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


         Use of Estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of the realizability of real estate assets and investments. Actual results could differ from those estimates.


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

         Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or Producer Price Index or, for certain retail properties, sales overrides.

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


         Equity Investments:

         The Company's ownership interests in entities in which it owns 50% or less, are accounted for under the equity method; i.e., at cost, increased or decreased by the Company's share of earnings or losses, less distributions.


         Cash Equivalents:

         The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 1997, 1998 and 1999 were held in the custody of two financial institutions, and which at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.


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

         The Company's marketable equity securities, which consisted of 104,400 shares of common stock of the Garden Ridge Corporation ("Garden Ridge") at December 31, 1998, were classified as available-for-sale securities and were reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a separate component of shareholders' equity (accumulated other comprehensive income) until realized. As of December 31, 1998, the Company's cost basis in the Garden Ridge common stock was $819,073 and at fair value reflected unrealized appreciation of $121,335 at that date. The Company disposed of its marketable equity securities in 1999.


         Foreign Currency Translation:

         The Company consolidates its real estate investment in the United Kingdom. The functional currency for this investment is the British Pound. The translation from British Pounds to U. S. dollars is performed for balance sheet accounts using current exchange rates at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are included in other comprehensive income as part of shareholders' equity.


         Treasury Stock:

         Treasury stock is recorded at cost.

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

         Federal Income Taxes:

         The Company is qualified and intends to continue to qualify as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986 and, accordingly, is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its REIT taxable income to its shareholders and meets other conditions necessary to retain its REIT status.


         Earnings Per Share:

         The Company presents both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income available to shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue shares were executed or converted into common stock, where such exercise or conversion would result in a lower EPS amount.

         Basic and diluted earnings per share were calculated as follows:

                                   Income Available    Weighted Average
                                     to Common            Shares           Per-Share
                                   Shareholders         Outstanding         Amount
1997
----

Basic earnings before
   extraordinary items               $10,658,878         16,698,515        $    .63

Basic earnings -
   extraordinary items                   427,448         16,698,515             .03
                                                                           --------

                                     $11,086,326         16,698,515        $    .66
                                     ===========                           ========

Effect of dilutive
   securities-stock warrants                                 91,877
                                                        -----------

Diluted earnings
   before extraordinary items        $10,658,878         16,790,392        $    .63

Diluted earnings -
   extraordinary items                   427,448         16,790,392             .03
                                     -----------                           --------

                                     $11,086,326         16,790,392        $    .66
                                     ===========                           ========

1998
----

Basic earnings before
   extraordinary items               $12,093,270         18,986,347        $    .64

Basic earnings -
   extraordinary items                 1,638,375         18,986,347             .08
                                     -----------                           --------

                                     $13,731,645         18,986,347        $    .72
                                     ===========                           ========

Effect of dilutive
   securities-stock warrants                                306,692
                                                         ----------
Diluted earnings
   before extraordinary items        $12,093,270         19,293,039        $    .63

Diluted earnings -
   extraordinary items                 1,638,375         19,293,039             .08
                                     -----------                           --------

                                     $13,731,645         19,293,039        $    .71
                                     ===========                           ========


                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                            Income Available       Weighted Average
                                               to Common               Shares                    Per-Share
                                              Shareholders           Outstanding                  Amount
1999

Basic earnings                                 $14,836,088             21,674,189                   $ .68
                                               ===========                                          =====


Effect of dilutive
   securities-stock warrants                                              335,911
                                                                          -------

Diluted earnings                               $14,836,088             22,010,100                   $ .67
                                               ===========                                          =====


         Operating Segments:

         Accounting standards have been established for the way public business enterprises report selected information about operating segments and guidelines for defining the operating segment of an enterprise. Based on the standards' definition, the Company has concluded that it engages in a single operating segment.


         Reclassifications:

         Certain 1997 and 1998 amounts have been reclassified to conform to the 1999 financial statement presentation.

2.       Organization and Offering:

         The Company was formed on February 15, 1991 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning industrial real estate. Subject to certain restrictions and limitations, the business of the Company is managed by Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor"). Pursuant to a public offering, which concluded in August 1993, the Company issued 14,167,581 shares of common stock.

3.       Transactions with Related Parties:

         The Company's asset management and performance fees are each -1/2 of 1% per annum of Average Invested Assets, as defined in the Advisory Agreement between the Company and the Advisor. Asset management fees were $2,075,000, $2,163,157 and $2,621,388 in 1997, 1998 and 1999,
         respectively, with performance fees for such periods in like amount. Payment of the performance fee is subordinated to achievement of a cumulative dividend return of 8% (based on an initial issuance of Company stock at $10 per share in accordance with the Advisory Agreement). This cumulative dividend criterion was initially met in January 1999. During 1999, 892,723 shares were issued in satisfaction of $11,783,945 of performance fees including 744,934 ($9,833,129) which had not been payable in prior periods, subject to achieving the preferred return. The shares issued to pay the performance fee were priced at $13.20 per share based on the most recent independent valuation of the Company's portfolio.





         General and administrative expense reimbursement consists primarily of the actual cost of personnel needed in providing administrative services necessary to the operations of the Company. Reimbursements incurred were $1,148,113, $805,006 and $825,054 in 1997, 1998 and 1999,
         respectively.


                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES


NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

         The Advisor will be entitled to receive subordinated disposition fees, based upon the cumulative proceeds arising from the sale of the Company's assets since the inception of the Company. Pursuant to the subordination provisions of the Advisory Agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% since the inception of the Company. The affiliate's interest in such disposition fees amounts to $503,469 through December 31, 1999 and is included in accounts payable to affiliates in the accompanying consolidated financial statements. Payment of such amount, however, cannot be made until the subordination provisions are met.

         Pursuant to an Advisory Agreement, the Advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative services. If in any year the operating expenses exceed the 2%/25% Guidelines (the greater of 2% of Average Invested Assets or 25% of net income) as defined in the Advisory Agreement, the Advisor will have an obligation to reimburse the Company for such excess.

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

         In connection with performing services relating to the Company's real estate purchases, affiliates of the Company received fees of $589,878 and $343,146 in 1998 and 1999, respectively. No such fees were paid in 1997.

         In 1995, the Company's Board of Directors authorized the offering of 10,000,000 Shares in a private placement to a limited number of institutional investors. Through December 31, 1999 the Company has raised $74,440,000 from institutional investors, issuing 6,250,262 shares. The offering has been conducted by W. P. Carey & Co., Inc. ("W.
         P. Carey"), an affiliate of the Advisor. In 1997, the Company's shareholders approved a proposal to grant warrants for the Company's common stock to W. P. Carey in lieu of cash compensation. Under the plan, W. P. Carey was granted, subject to the approval of the Company's Board of Directors, 3,732,082 warrants with 866,667 exercisable at $10 per share, 750,000 warrants exercisable at $11.50 per share, 243,062 exercisable at $11.90 per share and 1,872,353 exercisable at $12.80 per share. The options are exercisable over a ten-year period. The exercise prices are based on the share price at the time the shares were issued to the institutional investors. The granting of the options was intended to compensate W. P. Carey in an amount equivalent to a fee of 3% of the capital raised. The warrants have been valued by an independent consultant. As the compensation is directly related to raising capital, such compensation cost has been charged to additional paid-in capital. Pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the charge for stock-based compensation has been offset by a credit to additional paid-in capital.

         In connection with services performed relating to the identification, evaluation, structuring and development of the Company's investments in real estate, affiliates of the Company received structuring and development fees of $1,474,694 and $857,865 in 1998 and 1999, respectively. No such fees were paid in 1997.



                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


         The Company is a participant in an agreement with W. P. Carey and certain affiliates for the purpose of leasing office space used for the administration of real estate entities and W. P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred in 1997, 1998 and 1999 were $226,616, $230,412 and $225,321, respectively.


4.       Real Estate Leased to Others Accounted for Under the Operating Method:

         Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $26,133,000 in 2000; $26,253,000 in 2001; $23,698,000 in 2002; $22,198,000 in 2003;
         $22,205,000 in 2004; and aggregate approximately $355,343,000 through 2020.

         Contingent rents were approximately $551,000, $783,000, and $870,486 in 1997, 1998 and 1999, respectively.

5.       Net Investment in Direct Financing Leases:


         Net investment in direct financing leases is summarized as follows:

                                                                                    December 31,

                                                                   1997                   1998                  1999
                      Minimum lease payments
                        receivable                               $194,489,838          $183,949,276         $203,395,121
                      Unguaranteed residual value                  92,900,350            92,900,350          101,311,101
                                                                 ------------          ------------         ------------
                                                                  287,390,188           276,849,626          304,706,222
                      Less: unearned income                       193,154,594           182,376,214          201,706,849
                                                                 ------------          ------------         ------------
                                                                 $ 94,235,594          $ 94,473,412         $102,999,373
                                                                 ============          ============         ============


         Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to approximately $11,648,000 in 2000; $11,671,000 in 2001; $11,422,000 in 2002;
         $11,673,000 in 2003; $11,841,000 in 2004; and aggregate approximately
         $203,395,000 through 2024.


         The Company is committed under long-term ground leases for certain properties formerly occupied by Harvest Foods, Inc. through 2009. Future ground lease rental commitments aggregate $630,000.

         Contingent rents were approximately $302,000, $334,000 and $456,000 in 1997, 1998 and 1999, respectively.

6.       Mortgage Notes Payable:

         Mortgage notes payable, all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of approximately $291,894,000. As of December 31, 1999, mortgage notes payable have interest rates varying from 5.14% to 10% per annum and mature from 2000 to 2020.



                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



         Scheduled principal payments during each of the five years following December 31, 1999 and thereafter are as follows:

               Year Ending December 31,
                  2000                                                   $ 18,924,879
                  2001                                                      8,454,039
                  2002                                                     16,765,907
                  2003                                                     11,258,880
                  2004                                                     15,060,123
                  Thereafter                                               96,176,531
                                                                         ------------
                     Total                                               $166,640,359
                                                                         ============

         Interest paid, excluding capitalized interest, was $14,170,087, $13,509,785 and $14,264,348 in 1997, 1998 and 1999, respectively.

         In connection with the placement of mortgages, fees of $589,878 and $343,146 were paid to an affiliate of the Company in 1998 and 1999. No mortgage placement fees were paid in 1997.

7.       Dividends:

         Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the years ended December 31, 1997, 1998 and 1999, dividends paid per share were reported as follows for tax purposes:

                                               1997                1998            1999
                                               ----                ----            ----

                  Ordinary income              $.67                $.75           $.70
                  Capital gains                  -                   -             .06
                  Return of capital             .15                 .08            .07
                                               ----                ----           ----
                                               $.82                $.83           $.83
                                               ====                ====           ====

         A dividend of $.2076 per share for the quarter ended December 31, 1999 ($4,540,035) was declared in December 1999 and paid in January 2000.


8.       Lease Revenues:

         The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues are as follows:

                                                     1997                       1998                   1999
                                                     ----                       ----                   ----
Per Statements of Income:
   Rental income from operating leases             $21,834,831               $22,679,719            $26,038,006
   Interest income from direct
      financing leases                              11,236,439                11,112,788             11,302,619
Adjustments:
   Share of leasing revenues applicable
      to minority interest                          (1,793,239)               (1,787,480)            (1,779,485)
   Share of leasing revenues from equity
      investments                                    7,017,675                 7,150,066             11,189,703
                                                   -----------               -----------            -----------
                                                   $38,295,706               $39,155,093            $46,750,843
                                                   ===========               ===========            ===========


                                    Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


         The Company earned its share of net leasing revenues in 1997, 1998 and 1999 from its direct and indirect ownership of real estate from the following lease obligors:

                                                   1997           %             1998      %              1999      %
                                                   ----         ----            ----     ----            ----     ----
      Marriott International, Inc. (1)             $ 4,388,800   12%        $ 4,436,519   11%        $ 4,461,891    10%
      Omnicom Group, Inc.                            1,867,500    5           2,412,381    6           4,265,066     9
      Advanced Micro Devices, Inc. (1)                                           84,672                3,048,500     7
      Best Buy Co., Inc. (2)                         3,053,352    8           3,043,548    8           3,029,933     6
      Centrobe, Inc.                                 2,350,911    6           2,354,252    6           2,358,928     5
      Lucent Technologies, Inc.                      1,852,829    5           1,852,829    5           1,852,829     4
      Big V Holding Corp.                            1,718,359    5           1,748,210    5           1,831,101     4
      Garden Ridge Corporation                       1,361,004    4           1,426,128    4           1,467,013     3
      Barnes & Noble, Inc.                           1,357,758    4           1,385,861    4           1,398,758     3
      Sicor, Inc. (1)                                1,309,000    3           1,309,000    3           1,377,224     3
      Michigan Mutual Insurance
        Company                                      1,361,424    4           1,362,779    4           1,362,833     3
      The Upper Deck Company (1)                     1,319,875    3           1,319,875    3           1,319,875     3
      Q Clubs, Inc.                                  1,288,875    3           1,288,875    3           1,319,212     3
      Merit Medical Systems, Inc.                    1,303,291    3           1,303,291    3           1,303,292     3
      Del Monte Corporation                          1,286,250    3           1,286,250    3           1,286,250     3
      Lincoln Technical Institute
        of Arizona, Inc.                             1,155,055    3           1,206,952    3           1,206,952     3
      Plexus Corp.                                   1,122,470    3           1,184,409    3           1,184,409     3
      Waban, Inc.                                    1,118,251    3           1,118,356    3           1,118,356     2
      Bell Sports, Inc.                              1,038,545    3           1,064,328    3           1,088,067     2
      Wal-Mart Stores, Inc.                            970,948    3           1,013,389    3           1,070,232     2
      Compucom Systems, Inc. (1)                                                                         982,213     2
      Custom Food Products, Inc.                       869,422    2             870,024    2             928,890     2
      Detroit Diesel Corporation                       845,000    2             845,000    2             845,000     2
      Nicholson Warehouse L.P.                         805,124    2             805,160    2             805,200     2
      GATX Logistics, Inc.                             794,893    2             794,893    2             794,893     2
      Humco Holding Group                                                                                746,519     2
      Superior Telecommunications, Inc.                667,727    2             657,733    2             640,310     1
      Childtime Childcare, Inc.                        584,426    2             608,856    2             608,856     1
      PSC Scanning, Inc.                                                                                 523,273     1
      Petsmart, Inc.                                   485,113    1             492,553    1             498,636     1
      Hibbett Sporting Goods, Inc.                     475,784    1             475,784    1             493,587     1
      Bolder Technologies, Inc.                                                                          459,911     1
      Oshman Sporting Goods, Inc.                      449,972    1             455,985    1             459,491     1
      Affiliated Foods Southwest, Inc.(3)               51,953                  152,279                  224,515
      Kroger Co.(3)                                    164,555                  206,806    1             206,806
      Safeway Stores Incorporated                      141,750                  141,750                  141,750
      Gloystarne & Co., Inc.                                                                              40,272
      CalComp Technology, Inc.                         443,024    1             446,366    1
      Harvest Foods, Inc. (3)                          291,466    1
      Other                                              1,000
                                                   -----------  ----        -----------  ----        -----------   ----
                                                   $38,295,706  100%        $39,155,093  100%        $46,750,843   100%
                                                   ===========  ====        ===========  ====        ===========   ====

(1)      Represents the Company's share of revenues from its equity investment.

(2)      Net of rental amount applicable to CPA(R):12's 37% minority interest.

(3) Net of ground lease rental expense of approximately $158,000, in each of the years 1997, 1998 and 1999.


                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


9.       Equity Investments:

         The Company owns a 23.7% interest in a real estate investment trust which net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc., a 50% equity interest in a general partnership which owns land and buildings in San Diego, California, net leased to Sicor Inc., a 50% interest in a general partnership which net leases two office buildings in San Diego, California to The Upper Deck Company, a 33 1/3% interest in a limited liability company which owns land and buildings in Sunnyvale, California, net leased to Advanced Micro Devices, Inc. ("AMD") and a 33 1/3% interest in a limited liability company which owns land and building in Dallas, Texas net leased to Compucom Systems, Inc. ("Compucom"). The interests in AMD and Compucom net leases were purchased in December 1998 and March 1999, respectively.

         Summarized combined financial information of the Company's equity investees is as follows:
                  (In thousands)

                                                                         1997             1998              1999
                                                                         ----             ----              ----

                  Assets (primarily real estate)                        $197,852         $287,777          $323,347
                  Liabilities (primarily mortgage notes payable)         130,008          193,443           211,058
                                                                        --------         --------          --------
                  Capital                                               $ 67,844         $ 94,334          $112,289
                                                                        ========         ========          ========

                  Revenues (primarily rental revenues)                  $ 23,908         $ 24,255          $ 36,332
                  Expenses (primarily interest on mortgages
                             and depreciation)                            13,458           13,246            21,049
                                                                        --------         --------          --------
                  Net income                                            $ 10,450         $ 11,009          $ 15,283
                                                                        ========         ========          ========



10.      Gains (Losses) on Sale of Real Estate and Securities:

         In 1997, subsequent to the termination of its master lease with Harvest Foods, Inc. ("Harvest"), the Company sold three vacant properties and recognized a gain on sales of $105,131. In 1999, the Company sold three vacant properties formerly leased to Harvest for $1,127,625 and recognized a loss on sale of $862,593. The Company sold a vacant Harvest property in Clarksdale, Mississippi in March 2000 for a nominal amount and has recognized an impairment loss in 1999 of $402,753 in connection with the agreement to sell the property.

         In 1993 and 1995, the Company entered into net leases with Garden Ridge Corporation ("Garden Ridge") and was awarded warrants to purchase 164,000 shares of Garden Ridge common stock of which 97,200 warrants were exercisable at $6.67 per share and 67,500 warrants were exercisable at $10 per share. The Company subsequently exercised all of its warrants and sold 112,500 shares, recognizing gains on such sales of $628,099 and $664,431 in 1995 and 1996, respectively. Garden Ridge common stock subsequently split on a 2-for-1 basis and in December 1999, the Company sold its remaining 104,400 shares at a gain of $369,312. The Company also recognized a gain of $854,985 in connection with the redemption of warrants that had been granted by Q Clubs, Inc.

11.      Extraordinary Gains on Extinguishment of Debt:

         In June 1997, the Company paid off the first priority mortgage loan collateralized by the properties formerly leased to Harvest. The lender accepted a payment of $3,850,000 as a settlement of an outstanding balance of $4,277,447. In connection with the prepayment the Company recognized an extraordinary gain on the early extinguishment of debt of $427,448. On December 22, 1998, the holder of a limited recourse subordinated mortgage note on the former Harvest properties agreed to accept a payment of $250,000 from the Company in satisfaction of the $1,500,000 mortgage loan obligation and accrued interest thereon of $388,375. In connection with the payoff of the subordinated mortgage loan, the Company recognized an extraordinary gain on the extinguishment of debt of $1,638,375 in 1998.


                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



12.      Property in Austin, Texas:

         In January 1999, CalComp Technology, Inc. ("CalComp"), the lessee of a property in Austin, Texas announced its intention to liquidate and stopped paying its rent. In response to CalComp's action, the Company initiated litigation against CalComp seeking judgement for all unpaid and future rents plus associated costs. The Company also entered into discussions with CalComp in order to negotiate a settlement in recognition of the fact that it could take an extended period to obtain a resolution to the litigation. On August 5, 1999, the Company and CalComp agreed to a settlement. Under the terms of the agreement, the Company agreed to withdraw its lawsuits with prejudice and to terminate the CalComp lease in consideration for a lump sum payment from CalComp of $1,250,000. This amount was recognized in 1999 as other income in the accompanying consolidated financial statements.

         The limited recourse mortgage loan collateralized by the Austin property matured in August 1999 at which time a scheduled balloon payment was due. In October 1999, the Company agreed to use the lease termination proceeds of $1,250,000 to reduce the outstanding balance on the loan from $1,559,923 to $309,923. In consideration for the payment, the lender agreed to modify the loan to provide for monthly debt service installments of interest only rather than installments of interest and principal and to extend the maturity of the loan until August 2000 at which time the balloon payment for the outstanding principal balance is scheduled.


13.      Purchase of Real Estate:

         On December 8, 1999, the Company purchased land and building in Rotherdam, South Yorkshire in the United Kingdom for $7,216,000 and entered into a net lease agreement with Gloystarne & Co. ("Gloystarne"). In connection with the purchase, the Company obtained $4,202,000 of limited recourse mortgage financing. The Gloystarne lease provides for a twenty-year term through December 8, 2019 with annual rent, based on current exchange rates, of approximately $620,000, based on current exchange rates, with rent increases every five years at the higher of (i) the rent for the prior five-year period increased at 3% per year and (ii) the fair market rental as of the rent increase date multiplied by 1.03%.

         The loan has a twenty year term and provides for quarterly payments of interest only during the first five years, at an annual interest rate equal to the 3-month London Interbank Offered Rate plus 1.2%, initially 7.3%, followed by quarterly payments of principal and interest with principal payments, based on current exchange rates, of approximately as follows: $28,630 in years 6-10, $57,260 in years 11-15 and $65,440 in years 16-20. The loan maybe prepaid at any time subject to a prepayment premium.


14.      Disclosures About Fair Value of Financial Instruments:

         The carrying amounts of cash, receivables, and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

         The Company estimates that the fair value of mortgage notes payable at December 31, 1997 and 1998 was approximately $163,512,000 and $166,640,000, respectively at December 31, 1999. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risks.



                                   Continued

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued




         In conjunction with executing several of its leases, the Company was granted warrants to purchase common stock of the lessee or lease guarantor. To the extent that the lessee or lease guarantor is not a publicly traded company, the warrants have been judged at the time of issuance to be speculative in nature and a nominal cost basis has been attributed to them. The Company believes it is not practicable to estimate the fair value of its stock warrants for closely held companies. At December 31, 1998 and 1999, the Company held stock warrants to purchase 155,461 shares of the common stock of Merit Medical Systems, Inc. ("Merit"), a publicly traded company. The fair value of the Company's stock warrants in Merit as of December 31, 1999, based on quoted prices for Merit's common stock, was approximately $272,000. Such warrants are exercisable currently and are carried at a nominal value.

15.      Accounting Pronouncement:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2000, which establishes accounting and reporting standards for derivative instruments. The Company believes that upon adoption SFAS will not have a material impact on the consolidated financial statements.





                                   Continued

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
  STOCKHOLDER MATTERS
--------------------------------------------------------------------------------


         Except for limited or sporadic transactions, there is no established public trading market for the Shares of the Company. As of December 31, 1999, there were 8,664 holders of record of the Shares of the Company.

         The Company is required to distribute annually its Distributable REIT Taxable Income, as defined in the Prospectus, to maintain its status as a REIT. Quarterly dividends paid by the Company since December 31, 1996 are as follows:



                                           Cash Dividends Paid Per Share
                                       --------------------------------------
                                       1997               1998           1999
                                       ----               ----           ----
                  First quarter     $.20520             $.20600        $.20680
                  Second quarter     .20540              .20620         .20700
                  Third quarter      .20560              .20622         .20720
                  Fourth quarter     .20580              .20663         .20740
                                    -------             -------        -------
                                    $.82200             $.82505         .82840
                                    =======             =======        =======






REPORT ON FORM 10-K
--------------------------------------------------------------------------------



         The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.