Form 10-Q
period 2000-03-31
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2000-05-18
CIK 873394

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 For the quarterly period ended MARCH 31, 2000

                                       of

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

CIP(R) has no active market for common stock at May 16, 2000.
21,957,202 shares of common stock, $.001 Par Value outstanding at May 16, 2000.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                                      INDEX

                                                                                        Page No.
                                                                                        --------
 PART I
 Item 1. - Financial Information*

            Condensed Consolidated Balance Sheets, as of December 31, 1999
            and March 31, 2000                                                              2

            Condensed Consolidated Statements of Income for the three
            months ended March 31, 1999 and 2000                                            3

            Condensed Consolidated Statements of Comprehensive Income
            for the three months ended March 31, 1999 and 2000                              3

            Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 1999 and 2000                                      4

            Notes to Condensed Consolidated Financial Statements                           5-7

 Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                            8-9

 PART II - Other Information

 Item 3A. - Quantitative and Qualitative Disclosures About Market Risk                     10

 Item 4. - Submission of Matters to a Vote of Security Holders                             10

 Item 6. - Exhibits and Reports on Form 8-K                                                10

 Signatures                                                                                11


* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             December 31,                           March 31,
                                                                                1999                                  2000
                                                                            ------------                           ------------
                                                                                (Note)                             (Unaudited)

            ASSETS:
Land and buildings ,
     net of accumulated depreciation of
     $19,521,518 at December 31, 1999 and
     $20,806,272 at March 31, 2000                                          $222,300,958                           $227,557,179
Net investment in direct financing leases                                    102,999,373                            103,802,284
Equity investments                                                            38,895,662                             39,124,565
Cash and cash equivalents                                                     14,100,580                             10,213,868
Other assets                                                                   3,414,212                              3,374,993
                                                                            ------------                           ------------
               Total assets                                                 $381,710,785                           $384,072,889
                                                                            ============                           ============

            LIABILITIES:
Limited recourse mortgage notes payable                                     $166,640,359                           $169,757,443
Accrued interest                                                                 642,793                              1,125,131
Accounts payable and accrued expenses                                            825,489                                720,571
Accounts payable to affiliates                                                 1,394,734                              1,453,219
Dividends payable                                                              4,540,035                              4,558,754
Prepaid rental income and security deposits                                    1,600,779                              1,517,316
                                                                            ------------                           ------------
               Total liabilities                                             175,644,189                            179,132,434
                                                                            ------------                           ------------

Minority interest                                                              5,500,939                              5,709,272
                                                                            ------------                           ------------
Commitments and contingencies

            SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized, 40,000,000 shares; issued and outstanding, 22,215,675 shares at December 31, 1999
     and 22,308,510 shares at March 31, 2000                                      22,216                                 22,309
Additional paid-in capital                                                   220,747,880                            221,973,207
Dividends in excess of accumulated earnings                                  (16,728,182)                           (17,084,426)
Accumulated other comprehensive income                                            23,757                               (100,729)
                                                                            ------------                           ------------
                                                                             204,065,671                            204,810,361

Less:  common stock in treasury at cost, 351,308
     shares at December 31, 1999 and 519,269
     shares at March 31, 2000                                                 (3,500,014)                            (5,579,178)
                                                                            ------------                           ------------
               Total shareholders' equity                                    200,565,657                            199,231,183
                                                                            ------------                           ------------
               Total liabilities and
                    shareholders' equity                                    $351,710,785                           $384,072,889
                                                                            ============                           ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              Three Months Ended
                                                     March 31, 1999      March 31, 2000
                                                      ------------        ------------
Revenues:
   Rental income                                      $  6,420,870        $  7,067,941
   Interest income from direct financing leases          2,774,762           2,953,234
   Other interest income                                   358,005             104,985
                                                      ------------        ------------
                                                         9,553,637          10,126,160
                                                      ------------        ------------

Expenses:
   Interest                                              3,366,952           3,606,866
   Depreciation and amortization                         1,143,926           1,335,549
   General and administrative                              685,613             680,615
   Property expenses                                     1,659,471           1,588,356
   Writedown to fair value                                 335,839
                                                      ------------        ------------
                                                         7,191,801           7,211,386
                                                      ------------        ------------

       Income before minority interest,
          income from equity investments and
          gain on sale                                   2,361,836           2,914,774
Minority interest in income                               (205,829)           (208,333)
                                                      ------------        ------------

       Income before income from equity
          investments and gain on sale                   2,156,007           2,706,441

Income from equity investments                           1,235,780           1,476,137
                                                      ------------        ------------
     Income before gain on sale                          3,391,787           4,182,578
Gain on sale of real estate                                                     24,269
                                                      ------------        ------------

       Net income                                     $  3,391,787        $  4,206,847
                                                      ============        ============

Basic and diluted earnings per common share           $        .16        $        .19
                                                      ============        ============

Weighted average of shares outstanding-basic            21,442,372          21,912,855
                                                      ============        ============
Weighted average of shares outstanding-diluted          21,773,002          22,248,766
                                                      ============        ============


      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                               Three Months Ended
                                                        March 31, 1999    March 31, 2000
                                                        --------------    --------------
Net income                                              $ 3,391,787        $ 4,206,847
                                                        -----------        -----------
Other comprehensive income (loss):
   Change in unrealized gain (loss) on securities
     during the period                                     (224,318)
   Foreign currency transaction adjustment                                    (124,486)
                                                        -----------        -----------
   Other comprehensive loss                                (224,318)          (124,486)
                                                        -----------        -----------

   Comprehensive income                                 $ 3,167,469        $ 4,082,361
                                                        ===========        ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Three Months Ended
                                                                      March 31, 1999      March 31, 2000
                                                                      --------------      --------------
Cash flows from operating activities:
   Net income                                                         $  3,391,787        $  4,206,846
   Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                    1,143,926           1,335,549
        Income from equity investments in excess of dividends
          and distributions received                                      (126,683)           (228,903)
        Minority interest in income                                        205,829             208,333
        Straight-line rent adjustments and other noncash
          rent adjustments                                                (378,829)           (305,289)
        Writedown to fair value                                            335,839
        Provision for uncollected rents                                    233,795              25,053
        Fees paid by issuance of stock                                                         670,571
        Gain on sale of real estate                                                            (24,269)
        Net change in operating assets and liabilities                     506,282             362,047
                                                                      ------------        ------------
              Net cash provided by operating activities                  5,311,946           6,249,938
                                                                      ------------        ------------

Cash flows from investing activities:
        Acquisitions of real estate and equity investments and
          additional capitalized costs                                 (13,478,498)         (7,241,175)
        Proceeds from sale of real estate                                                       24,269
                                                                      ------------        ------------
              Net cash used in investing activities                    (13,478,498)         (7,216,906)
                                                                      ------------        ------------

Cash flows from financing activities:
        Proceeds from stock issuance, net of costs                         984,220             554,849
        Proceeds from mortgages                                          4,200,000           4,100,720
        Prepayment of mortgages                                         (5,413,727)
        Payments of mortgage principal                                  (1,034,440)           (930,076)
        Deferred financing costs                                          (196,500)            (21,702)
        Dividends paid                                                  (4,245,663)         (4,544,371)
        Purchase of treasury stock                                         (21,840)         (2,079,164)
                                                                      ------------        ------------
          Net cash used in financing activities                         (5,727,950)         (2,919,744)
                                                                      ------------        ------------

              Net decrease in cash and cash equivalents                (13,894,502)         (3,886,712)

Cash and cash equivalents, beginning of period                          36,787,777          14,100,580
                                                                      ------------        ------------

              Cash and cash equivalents, end of period                $ 22,893,275        $ 10,213,868
                                                                      ============        ============

Noncash operating and financing activities:

            Issuance of common stock to Advisor in satisfaction
              Of accrued fees payable                                 $  9,833,129
                                                                      ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in thee United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2. Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month periods ended March 31, 1999 and 2000 were calculated as follows:

                                                1999             2000
                                                ----             ----
Net income                                 $ 3,391,787       $ 4,206,847
                                           ===========       ===========

Weighted average shares - basic             21,442,372        21,912,855
Effect of dilutive securities:
Stock warrants                                 330,630           335,911
                                           -----------       -----------
Weighted average shares - diluted           21,773,002        22,248,766
                                           ===========       ===========

Basic and diluted earnings per share       $       .16       $       .19
                                           ===========       ===========

Note 3. Transactions with Related Parties:

For the three-month periods ended March 31, 1999 and 2000, the Company incurred asset management fees of $630,169 and $681,913, respectively, with performance fees in like amount, and general and administrative expense reimbursements were $230,340, and $259,928, respectively, payable to an affiliate.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

Note 4. Lease Revenues:

The Company's operations consist of investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues are as follows:

                                                      1999                2000
                                                      ----                ----
Per Statements of Income:
     Rental income from operating leases         $  6,420,870        $  7,067,941
     Interest from direct financing leases          2,774,762           2,953,234

Adjustments:
     Share of leasing revenue applicable
          to minority interest                       (446,267)           (444,132)
     Share of leasing revenue from equity
          investments                               2,733,114           3,118,514
                                                 ------------        ------------
                                                 $ 11,482,479        $ 12,695,557
                                                 ============        ============

For the three-month periods ended March 31, 1999 and 2000, the Company earned its proportionate net lease revenues from its investments as follows:

Lease Obligor:                                            1999            %                   2000              %
--------------                                            ----           ----                 ----           ------
Marriott International, Inc. (a)                     $  1,310,054        11%              $ 1,332,102          10%
Omnicom Group, Inc.                                     1,063,945         9                 1,066,345           8
Advanced Micro Devices, Inc. (a)                          762,125         7                   762,125           6
Best Buy Co., Inc. (b)                                    759,859         6                   756,225           6
Neodata Corporation                                       589,732         5                   589,732           4
Wal-Mart Stores, Inc.                                     501,067         4                   470,100           4
Lucent Technologies                                       463,207         4                   463,207           4
Big V Holding Corp.                                       440,281         4                   455,666           3
Garden Ridge, Inc.                                        356,532         3                   374,054           3
Sicor, Inc. (a)                                           327,250         3                   368,184           3
Merit Medical Systems, Inc.                               325,823         3                   352,842           3
Barnes & Noble, Inc.                                      348,330         3                   351,996           3
Michigan Mutual Insurance Company                         340,703         3                   340,717           3
Q Clubs, Inc.                                             322,219         3                   335,843           3
The Upper Deck Company (a)                                329,969         3                   329,969           3
Compucom Systems, Inc. (a)                                                                    326,134           3
Del Monte Corporation                                     321,563         3                   321,563           2
Lincoln Technical Institute of Arizona, Inc.              301,738         3                   301,738           2
Plexus Corp.                                              296,102         3                   296,102           2
Waban, Inc./BJ's Warehouse Club                           279,589         2                   279,589           2
Bell Sports Corp.                                         272,016         2                   277,085           2
Detroit Diesel Corporation                                211,250         2                   217,060           2
Humco Holding Corp.                                                                           206,275           2
Custom Food Products, Inc.                                216,820         2                   205,136           2
PSC Scanning, Inc.                                                                            205,003           2
Nicholson Warehouse, L.P.                                 201,296         2                   201,307           1
Other                                                   1,141,009        10                 1,509,458          12
                                                      -----------       ---               -----------         ---
                                                      $11,482,479       100%              $12,695,557         100%
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

(b) Net of amounts applicable to Corporate Property Associates 12 Incorporated's ("CPA(R):12") minority interest.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

Note 5. Equity Investments:

The Company accounts for interests in five investments in which its ownership interest is 50% or less under the equity method of accounting. All of the underlying investments are entities that were formed solely for the purpose of entering into a long-term net lease with a single tenant. As of March 31, 2000, the Company owns (i) an approximate 23.68% interest in a real estate investment trust that net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc., (ii) 50% interests in general partnerships that net lease properties to Gensia, Inc. and the Upper Deck Company and (iii) 33.33% interests in two entities that net lease properties to Advanced Micro Devices, Inc. and Compucom Systems, Inc. ("Compucom"). Summarized combined financial information of the Company's equity investees is as follows:

                     (In thousands)                                          December 31, 1999         March 31,2000
                                                                             -----------------         -------------
                        Assets (primarily real estate)                           $323,347               $323,118
                        Liabilities (primarily mortgage
                             notes payable)                                       211,058                209,816
                                                                                 --------               --------
                        Shareholders' and members' equity                        $112,289               $113,302
                                                                                 ========               ========

                                                                              March 31,1999           March 31,2000
                                                                              -------------           -------------
                        Revenues (primarily rental income
                             and interest from direct financing loan)              $6,952                $10,290
                        Expenses (primarily interest on
                             mortgages and depreciation)                            3,361                  5,357
                                                                                   ------                -------
                        Net income                                                 $3,591                $ 4,933
                                                                                   ======                =======

Note 6.         Acquisition:

            On March 7, 2000, the Company purchased a property in Bradford, West Yorkshire, United Kingdom, for approximately $6,137,000 (based on the exchange rate for the British Pound on the date of acquisition) and assumed an existing net lease with ISA International plc ("ISA"). In connection with the purchase of the ISA property, the Company obtained approximately $4,101,000 of limited recourse mortgage financing.

            The ISA lease has an initial term through May 2014; however, ISA has the right, upon one year's written notice to terminate the lease in May 2010. Annual rent is approximately $625,000. In May 2003 and every five years thereafter, rent will be adjusted to an agreed-upon fair market rental but in no event will the rent decrease.

            The $4,101,000 loan which is collateralized by the ISA property and a lease assignment provides for payments of interest only at an annual rate of interest of 7.09% during the first three loan years with principal payments scheduled thereafter. The loan matures in September 2010 at which time a balloon payment of approximately $3,079,000 will be due.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following information should be read in conjunction with the Carey Institutional Property Incorporated's (CIP(R)) condensed consolidated financial statements and notes thereto as of March 31, 2000 included in this quarterly report and the CIP(R)'s Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CIP(R) to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CIP(R) that the results or conditions described in such statements or the objectives and plans of CIP(R) will be achieved.

RESULTS OF OPERATIONS:

        Net income for the three-month period ended March 31, 2000 increased by $815,000 as compared with the three-month period ended March 31,1999. Excluding a charge of $336,000 on the writedown of a property held for sale in 1999 and a gain on the sale of real estate of $25,000 in the current year, income would have reflected a gain of $454,000, or 12%.

        The increase in income was due to increases in lease revenues (rental income and interest income from direct financing leases), and equity income and a decrease in property expenses, and was partially offset by increases in depreciation and interest expenses. The increase in lease revenues was due primarily to acquisitions in 1999 of properties leased to PSC Scanning, Inc., Humco Holdings Corp., Bolder Technologies, Inc. and Gloystarne and Co., and to a lesser extent, the acquisition in 2000 of the ISA International plc property and rent increases at existing properties. Solely as a result of acquiring the ISA International property, annual cash flow (rental revenue less mortgage debt service) will increase by approximately $330,000. The increase in equity income was primarily due to a full quarter's share of income from the Compucom Systems, Inc. net lease investment which was acquired in March 1999. The decrease in property expenses resulted from the Company's decision to strengthen its reserve for uncollected rents in 1999 because of a rent arrearage on one of its leases. This lessee has paid its rent currently for more than a year, and Management believes that its current reserve balance is sufficient so that the additions to the reserve for uncollected rents is now lower than in 1999. The increases in depreciation and interest expenses are due to the 1999 and 2000 acquisitions and the related placement of limited recourse financing on such properties.

FINANCIAL CONDITION:

        Cash flow from operations of $6,250,000 was sufficient to pay quarterly dividends of $4,544,000 and scheduled principal installments of $930,000. Future cash flow from operations is expected to increase as a result of the new real estate investment with ISA International. In addition, CIP(R) is continuing its efforts to remarket three vacant properties, two in Arkansas and one in Austin, Texas. To the extent that any of these properties can be re-leased, cash flow will benefit.

        CIP(R) investing activities consisted of using $7,241,000 to purchase the property leased to ISA International and to complete the funding of an addition to a property in Warwick, New York leased to Big V Holding Corp. With the purchase of ISA International property, CIP(R) has completed its second acquisition in the United Kingdom and anticipates that it will complete additional acquisitions there during 2000. CIP(R) also sold a vacant property in Clarksville, Mississippi for $24,000. The Company's investment in the property was written off in 1999.

        In addition to paying scheduled mortgage debt service and dividends to shareholders, CIP(R) financing activities included obtaining a new limited recourse loan of $4,100,000, issuing stock of $555,000 under its dividend reinvestment plan and purchasing treasury stock of $2,079,000. The treasury stock purchases included a redemption payment of $1,615,000 (122,262 shares) to an institutional investor who is seeking to reduce its investment. Pursuant to a policy adopted by the Company, redemptions will only be paid directly by the Company from new capital raised or

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

dividends reinvested by the investor class of the investor seeking the redemption (i.e. institutional or individual shareholders). An additional redemption of $400,000 was paid to this institutional investor in April 2000.

        A limited recourse loan collateralized by six properties leased to Wal-Mart Corporation which matured in 1999 has not been paid off. CIP(R) and the lender have recommenced discussions in an attempt to restructure the loan and extend its maturity. CIP(R) continues to pay its monthly debt service on the loan which haD an outstanding balance of $6,738,000 as of March 31,2000. There is no assurance that the loan will be restructured; however, if necessary, the Company has sufficient resources to pay off the loan. In the event the lender does not agree to a restructuring, the Company will evaluate several options before deciding whether paying off an outstanding loan with a balloon payment is appropriate. Because the loan is limited recourse, the lender has recourse only to properties collateralizing the debt and not to any other of CIP(R)'s assets. Other balloon payments on limited recourse mortgage loans of approximately $7,750,000 are scheduled in 2000. The Company expects the other maturing loans to be refinanced.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                                     PART II

Item 3A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Approximately $139,363,000 of CPI's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2000 ranged from the sum of LIBOR and 1.625% to the sum of the lender's prime rate LIBOR and 1.5%. There has been no material change since December 31, 1999.

(in thousands)

                       2000           2001         2002          2003       2004       Thereafter      Total        Fair Value
                       ----           ----         ----          ----       ----       ----------      -----        ----------
Fixed rate          $  8,934        $  3,282     $  3,623     $ 11,181     $ 12,259      $100,084      $139,363      $143,328

Weighted
   average
   interest
rate                   9.45%           8.80%        8.78%        8.91%        9.50%         6.77%

Variable rate       $  9,007        $  5,172     $ 13,143     $    158     $  2,914                    $ 30,394      $ 30,394

          As of March 31, 2000, the Company had no other material exposure to market risk.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the quarter ended March 31, 2000, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          None.

     (b)  Reports on Form 8-K:

               During the quarter ended March 31, 2000, the Company was not required to file any reports on Form 8-K.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                              AND SUBSIDIARIES

            5/16/00                            By:       /s/ John J. Park
          ----------                               --------------------------------------
             Date                                            John J. Park
                                                             Executive Vice President, Treasurer and
                                                             Chief Financial Officer
                                                             (Principal Financial Officer)

            5/16/00                            By:       /s/ Claude Fernandez
          ----------                               --------------------------------------
             Date                                            Claude Fernandez
                                                             Executive Vice President and
                                                             Chief Administrative Officer
                                                             (Principal Accounting Officer)