Form 10-Q
period 2000-06-30
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2000-08-10
CIK 873394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended JUNE 30, 2000

                                       of

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

       CIP(R) has no active market for common stock at August 8, 2000. 21,844,318 shares of common stock, $.001 par value outstanding at August 8, 2000.

                    CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                 AND SUBSIDIARIES

                                      INDEX

                                                                                Page No.
                                                                                --------
 PART I
 ------

 Item 1. - Financial Information*

             Condensed Consolidated Balance Sheets, as of December 31, 1999
             and June 30, 2000                                                         2

             Condensed Consolidated Statements of Income for the three and
             six months ended June 30, 1999 and 2000                                   3

             Condensed Consolidated Statements of Comprehensive Income
             for the three and six months ended June 30, 1999 and 2000                 4

             Condensed Consolidated Statements of Cash Flows for the
             six months ended June 30, 1999 and 2000                                   5

             Notes to Condensed Consolidated Financial Statements                    6-8


 Item 2. -   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                    9-10


 PART II -   Other Information
 -------

 Item 3. -   Quantitative and Qualitative Disclosures About Market Risk               11

 Item 4. -   Submission of Matters to a Vote of Security Holders                      11

 Item 6. -   Exhibits and Reports on Form 8-K                                         11

 Signatures                                                                           12






* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                                      PART I

                          Item 1. - FINANCIAL INFORMATION

                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                               December 31, 1999    June 30, 2000
                                               ------------------  -----------------
                                                    (Note)           (Unaudited)

      ASSETS:
Land and buildings,
  net of accumulated depreciation of
  $19,521,518 at December 31, 1999 and
  $22,145,693 at June 30, 2000                    $222,300,958       $226,026,550
Net investment in direct financing leases          102,999,373        103,218,382
Equity investments                                  38,895,662         39,305,207
Cash and cash equivalents                           14,100,580         11,696,016
Other assets                                         3,414,212          2,717,039
                                                ----------------   -----------------
           Total assets                           $381,710,785       $382,963,194
                                                ================   =================


      LIABILITIES:
Limited recourse mortgage notes payable           $166,640,359       $168,276,765
Accrued interest payable                               642,793          1,239,674
Accounts payable and accrued expenses                  825,489          1,073,890
Accounts payable to affiliates                       1,394,734          1,434,210
Dividends payable                                    4,540,035          4,545,864
Prepaid rental income and security deposits          1,600,779          1,688,255
                                                ----------------   -----------------
        Total liabilities                          175,644,189        178,258,658
                                                ----------------   -----------------
Minority interest                                    5,500,939          5,535,966
                                                ----------------   -----------------

Commitments and contingencies

      SHAREHOLDERS' EQUITY:
Common stock, $.001 par value;
authorized, 40,000,000 shares; issued and
outstanding, 22,215,675 shares at
December 31, 1999 and 22,404,075 shares at
June 30, 2000                                           22,216             22,404
Additional paid-in capital                         220,747,880        223,215,416
Dividends in excess of accumulated earnings        (16,728,182)       (17,912,102)
Accumulated other comprehensive income (loss)
                                                        23,757           (178,133)
                                                ----------------   -----------------
                                                   204,065,671        205,147,585
Less, common stock in treasury, at cost,
 351,308 shares at December 31, 1999 and
 559,757 shares at June 30, 2000                    (3,500,014)        (5,979,015)
                                                ----------------   -----------------

        Total shareholders' equity                 200,565,657        199,168,570
                                                ----------------   -----------------
        Total liabilities and
         shareholders' equity                     $381,710,785       $382,963,194
                                                ================   =================



The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                         Three Months Ended                   Six Months Ended
                                   June 30, 1999     June 30, 2000    June 30, 1999     June 30, 2000
                                   ---------------   --------------   ---------------  ----------------

Revenues:
 Rental income                       $6,453,594        $6,852,480      $12,874,464       $13,920,421
 Interest income from direct
   financing leases                   2,774,101         3,199,124        5,548,863         6,152,358
 Other interest and
   miscellaneous income                 176,363           170,046          534,368           275,031
                                   ---------------   --------------   ---------------  ----------------
                                      9,404,058        10,221,650       18,957,695        20,347,810
                                   ---------------   --------------   ---------------  ----------------
Expenses:
 Interest                             3,399,631         3,596,849        6,766,583         7,203,715
 Depreciation and amortization
                                      1,214,826         1,391,845        2,358,752         2,727,394
 General and  administrative            829,462           805,812        1,515,075         1,486,427
 Property expenses                    1,695,235         1,654,696        3,354,706         3,243,052
 Writedown to fair value                130,836                 -          466,675                 -
                                   ---------------   --------------   ---------------  ----------------
                                      7,269,990         7,449,202       14,461,791        14,660,588
                                   ---------------   --------------   ---------------  ----------------

   Income before minority
     interest, income from
     equity investments, and
     gain on sale                     2,134,068         2,772,448        4,495,904         5,687,222

Minority interest in income            (206,712)         (201,436)        (412,541)         (409,769)
                                   ---------------   --------------   ---------------  ----------------

   Income before income
     from equity
     investments
     and gain on sale                 1,927,356         2,571,012        4,083,363         5,277,453

Income from equity investments

                                      1,087,887         1,117,429        2,323,667         2,593,566
                                   ---------------   --------------   ---------------  ----------------

Income before gain on sale
                                      3,015,243         3,688,441        6,407,030         7,871,019

Gain on sale of real estate
                                              -                 -                -            24,269
                                   ---------------   --------------   ---------------  ----------------

   Net income                        $3,015,243        $3,688,441      $ 6,407,030       $ 7,895,288
                                   ===============   ==============   ===============  ================

Basic earnings per share                   $.14              $.17             $.30              $.36
                                          ========         ========          ========          ========

Diluted earnings per share                 $.14              $.17             $.29              $.36
                                          ========         ========          ========          ========

Weighted average common
  shares

  outstanding-basic                  21,665,604        21,858,153       21,554,583        21,885,282
                                   ===============   ==============   ===============  ================

Weighted average common
  shares outstanding-diluted

                                     22,052,972        22,194,064       21,901,146        22,221,193
                                   ===============   ==============   ===============  ================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                         Three Months Ended                   Six Months Ended
                                   June 30, 1999    June 30, 2000       June 30, 1999   June 30, 2000
                                   --------------   --------------      -------------  ---------------

Net income                           $3,015,243       $3,688,441         $6,407,030      $7,895,288


Other comprehensive income:
  Change in unrealized gains
   and losses on marketable
   securities during the period        (205,647)               -           (429,965)              -
  Change in foreign
   currency translation adjustment
                                              -          (77,404)                 -        (201,890)
                                   --------------   --------------      -------------  ---------------


  Comprehensive income               $2,809,596       $3,611,037         $5,977,065      $7,693,398
                                   ==============   ==============      =============  ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Six Months Ended June 30,
                                                           1999               2000
                                                     -----------------   ----------------
Cash flows from operating activities:
 Net income                                              $ 6,407,030        $ 7,895,288
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                            2,358,752          2,727,394
  Income from equity investments in excess of dividends
   and distributions received                               (330,811)          (409,544)
 Minority interest in income                                 412,541            409,769
 Straight-line rent adjustments and other
   noncash rent adjustments                                   23,564            (39,928)
 Provision for uncollected rent                              388,175             50,697
 Gain on sale of real estate                                       -            (24,269)
 Writedown to fair value                                     466,675                  -
 Issuance of shares in satisfaction of
   performance fees                                          630,168          1,352,484
   Net change in operating assets and liabilities          1,129,754          1,426,259
                                                     -----------------   ----------------
   Net cash provided by operating activities              11,485,848         13,388,150
                                                     -----------------   ----------------

Cash flows from investing activities:
   Proceeds from sale of real estate                               -             24,269
   Acquisition of real estate and equity
    investments and
    additional capitalized costs                         (29,104,790)        (7,049,967)
                                                     -----------------   ----------------
      Net cash used in investing activities              (29,104,790)        (7,025,698)
                                                     -----------------   ----------------

Cash flows from financing activities:
   Purchase of treasury stock                               (340,800)        (2,479,001)
   Prepayment of mortgage payable                         (5,413,727)                 -
   Proceeds from mortgages                                13,200,000          4,100,720
   Proceeds from stock issuance, net of costs              2,028,824          1,115,240
   Payments of mortgage principal                         (2,052,931)        (2,055,854)
   Distributions paid to minority interests                 (281,818)          (374,742)
   Deferred financing costs                                 (432,101)                 -
   Dividends paid                                         (8,684,303)        (9,073,379)
                                                     -----------------   ----------------
      Net cash used in financing activities               (1,976,856)        (8,767,016)
                                                     -----------------   ----------------

      Net decrease in cash and cash equivalents          (19,595,798)        (2,404,564)

Cash and cash equivalents, beginning of period            36,787,777         14,100,580
                                                     -----------------   ----------------

      Cash and cash equivalents, end of period           $17,191,979        $11,696,016
                                                     =================   ================


Noncash operating and financing activities:
     Issuance of common stock to Advisor in
      satisfaction of prior periods' performance
      fees                                              $ 9,833,129
                                                     =================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.    Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2.    Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month and six-month periods ended June 30, 1999 and 2000 were calculated as follows:

                                                 Three Months Ended
                                           June 30, 1999      June 30, 2000
                                          ----------------    --------------
 Net income                                  $ 3,015,243        $ 3,688,441
                                          ================    ==============
 Weighted average shares - basic              21,665,604         21,858,153
 Effect of dilutive securities:
    Stock warrants                               387,368            335,911
                                          ----------------    --------------
 Weighted average shares - diluted            22,052,972         22,194,064
                                          ================    ==============
 Basic earnings per share                          $ .14              $ .17
                                                 =========          ========
 Diluted earnings per share                        $ .14              $ .17
                                                 =========          ========

                                                  Six Months Ended
                                           June 30, 1999      June 30, 2000
                                          ----------------    --------------
 Net income                                  $ 6,407,030        $ 7,895,288
                                          ================    ==============
 Weighted average shares - basic              21,554,583         21,885,282
 Effect of dilutive securities:
    Stock warrants                               346,563            335,911
                                          ----------------    --------------
 Weighted average shares - diluted            21,901,146         22,221,193
                                          ================    ==============
 Basic earnings per share                          $ .30              $ .36
                                                 =========          ========
 Diluted earnings per share                        $ .29              $ .36
                                                 =========          ========

Note 3.    Transactions with Related Parties:

The Company incurred asset management fees of $652,293 and $681,912, respectively, for the three-month periods ended June 30, 1999 and 2000 and $1,282,462 and $1,363,825 for the six month periods ended June 30, 1999 and 2000, respectively, with performance fees in like amounts. General and administrative expense reimbursements were $253,368 and $299,381 for the three months ended June 30, 1999, and 2000, respectively, and $483,708 and $559,309 for the six months ended June 30, 1999 and 2000, respectively. Effective commencing June 29, 2000, W.P. Carey & Co. LLC ("WPC"), an affiliate of the Company, acquired the business operations of the Advisor, Carey Property Advisors, pursuant to a merger. In connection with the merger, Carey Asset Management Corp., a wholly-owned subsidiary of WPC, became the Advisor of the Company. All officers of Carey Property Advisors serve in the same capacity for the new advisor.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

Note 4.    Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues are as follows:


                                                1999              2000
                                                ----              ----
  Per Statements of Income:
     Rental income from operating leases     $12,874,464      $13,920,421
     Interest from direct financing leases     5,548,863        6,152,358

  Adjustments:
     Share of leasing revenue applicable
       to minority interest                     (890,795)        (886,468)
     Share of leasing revenue from equity
       investments                             5,536,590        5,949,461
                                           ---------------   ----------------
                                             $23,069,122      $25,135,772
                                           ===============   ================


For the six-month periods ended June 30, 1999 and 2000, the Company earned its proportionate net lease revenues from its investments as follows:


                                       1999          %          2000          %
                                  ---------------  -------  --------------  -------
Marriott International, Inc. (a)   $ 2,368,022       10%     $ 2,376,437       9%
Omnicom Group, Inc.                  2,132,689        9        2,132,689       8
Advanced Micro Devices, Inc. (a)     1,524,250        7        1,524,250       6
Best Buy Co., Inc. (b)               1,516,760        7        1,509,393       6
Centrobe, Inc.                       1,179,464        5        1,179,464       5
Big V Holding Corp.                    878,869        4        1,024,362       4
Lucent Technologies, Inc.              926,414        4          926,414       4
Garden Ridge, Inc.                     718,905        3          748,108       3
Sicor, Inc. (a)                        654,500        3          736,503       3
Merit Medical Systems, Inc.            651,646        3          719,193       3
Barnes & Noble, Inc.                   697,574        3          704,968       3
Michigan Mutual Insurance Company      681,409        3          681,438       3
Q Clubs, Inc.                          647,534        3          671,686       3
The Upper Deck Company (a)             659,938        3          659,938       3
Wal-Mart Stores, Inc.                  690,789        3          659,822       3
Compucom Systems, Inc. (a)             329,880        1          652,333       2
Del Monte Corporation                  643,125        3          643,125       2
Lincoln Technical Institute of
   Arizona, Inc.                       603,476        3          609,948       2
Plexus Corp.                           592,205        2          592,205       2
Waban, Inc./BJ's Warehouse Club        559,178        2          559,178       2
Bell Sports Corp.                      544,033        2          554,171       2
Detroit Diesel Corporation             422,500        2          434,120       2
Gloystarne & Co.                             -        -          428,734       2
Custom Food Products, Inc.             433,409        2          413,688       2
Humco Holdings Corp.                   333,969        1          412,549       2
PSC Scanning, Inc.                     113,267        1          410,006       2
Nicholson Warehouse, L.P.              402,595        2          402,617       1
Other                                2,162,722        9        2,768,433      11
                                  ---------------  -------  --------------  -------
                                   $23,069,122      100%     $25,135,772     100%
                                  ===============  =======  ==============  =======


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

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 5.    Equity Investments:

The Company holds interests in five investments in which its ownership interest is 50% or less. All of the underlying investments are entities that were formed solely for the purpose of entering into a long-term net lease with a single tenant. As of June 30, 2000, the Company owns (i) an approximate 23.7% interest in a real estate investment trust that net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc., (ii) 50% interests in general partnerships that net lease properties to Sicor, Inc. and the Upper Deck Company and (iii) 33.33% interests in entities that net lease property to Advanced Micro Devices, Inc. and Compucom Systems, Inc. ("Compucom"). The interest in the Compucom property was purchased on March 31, 1999. Summarized combined financial information of the Company's equity investees is as follows:

                                              December 31, 1999     June 30, 2000
                                              -----------------    ----------------
 Assets (primarily real estate)                    $323,347            $322,687
 Liabilities (primarily mortgage notes
    payable)                                        211,058             208,960
 Shareholders' and members' equity                  112,289             113,727

                                                          Six Months Ended
                                                   June 30, 1999       June 30, 2000
                                                   -------------       -------------
 Revenues (primarily rental income and
    interest from
    direct financing leases)                       $ 18,198            $ 19,365
 Expenses (primarily interest on mortgage
    and depreciation)                               (10,279)            (10,654)
                                              -----------------    ----------------
 Net income                                        $  7,919            $  8,711
                                              =================    ================

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information should be read in conjunction with CIP(R)'s condensed consolidated financial statements and notes thereto as of June 30, 2000 included in this quarterly report and CIP(R)'s Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievement of CIP(R) to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CIP(R) that the results or conditions described in such statements or the objectives and plans of CIP(R) will be achieved.

RESULTS OF OPERATIONS:

      Net income for the three-month and six-month periods ended June 30, 2000 increased by $673,000 and $1,488,000, respectively, as compared with the three-month and six-month periods ended June 30, 1999. Excluding the effects of noncash asset writedowns in 1999 and a gain on the sale of a property in 2000, income for the three-month and six-month periods would have increased $542,000 and $997,000, respectively.

      The increase in income was primarily due to increases in lease revenues (rental income and interest from direct financing leases) and an increase in income from equity investments. The effects of these increases were partially offset by increases in depreciation and amortization and interest expense. In addition, other interest income for the comparable six-month periods decreased. The increase in lease revenues was due to the purchase of properties in 1999, which are leased to Humco Holdings, Inc., PSC Scanning, Inc., Gloystarne & Co. and Bolder Technologies, Inc., and to the purchase of a property in the first quarter of 2000 leased to ISA International plc. Annual rent from these new leases amounts to $3,504,000. CIP(R) also benefited from rent increases on several of its existing leases. The increase in income from equity income was primarily due to increasing earnings from CIP(R)'s investment in properties leased to Marcourt Investments, Inc. The increase in depreciation and amortization is directly attributable to the acquisition of the new properties in 1999. The increase in interest expense was due to interest incurred on mortgage debt placed on the PSC Scanning and Gloystarne properties during 1999 and the ISA International property during the first quarter of 2000. Higher rents from Big V Holding Corp. resulted from an expansion of the Warwick, New York property that was completed in the first quarter of 2000. The decrease in other interest income reflects the decrease in cash balances as the portfolio became further invested in real estate.

FINANCIAL CONDITION:

      Cash flow from operations of $13,388,000 was sufficient to fund dividends to shareholders of $9,073,000, pay scheduled mortgage principal payment installments of $2,056,000, and distribute $375,000 to the minority interest owner of the Best Buy Co., Inc. properties. Operating cash flow was enhanced by the Advisor's election to receive $1,352,000 in performance fees in stock, rather than in cash.

      CIP(R) investing activities consisted of using $7,050,000 to purchase the property leased to ISA International and to complete the funding of an addition to the Warwick, New York property. With the purchase of the ISA International property, CIP(R) has completed its second acquisition in the United Kingdom and anticipates that it will complete additional acquisitions there during 2000. CIP(R) also sold a vacant property in Clarksville, Mississippi for $24,000. CIP(R)'s investment in the property was written off in 1999.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                 Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-
                                   continued

      In addition to paying scheduled mortgage debt service, dividends to shareholders, and a distribution to a minority interest, CIP(R) financing activities included obtaining a limited recourse loan of $4,100,000 in connection with the purchase of the ISA International property, issuing stock of $1,115,000 under the dividend reinvestment plan, primarily to institutional investors, and purchasing treasury stock of $2,479,000. The treasury stock purchases included redemption payments of approximately $2,000,000 to an institutional investor who is seeking to reduce its investment. Pursuant to a policy adopted by CIP(R), redemptions will be funded only from new capital raised or dividends reinvested by the investor class of the investor seeking the redemption (i.e. institutional or individual shareholders).

      A limited recourse loan collateralized by six properties leased to Wal-Mart Corporation that matured in 1999 has not been paid off. CIP(R) and the lender have recommenced discussions in an attempt to restructure the loan and extend its maturity. CIP(R) continues to pay its monthly debt service on the loan, which had an outstanding balance of approximately $6,701,000 as of June 30, 2000. There is no assurance that the loan will be restructured; however, if necessary, CIP(R) has sufficient resources to pay off the loan. In the event the lender does not agree to a restructuring, CIP(R) will evaluate several options before deciding whether paying off an outstanding loan with a balloon payment is appropriate. Because the loan is limited recourse, the lender has recourse only to properties collateralizing the debt and not to any other of CIP(R)'s assets. Other balloon payments on limited recourse mortgage loans of approximately $7,750,000 are due in 2000. CIP(R) expects the other maturing loans to be refinanced.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

                                     PART II

      Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(in thousands)

      Approximately $138,229 of CIP(R)'s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2000 ranged from LIBOR plus 1.625% to lender's prime rate plus 1.5%. There has been no material change since December 31, 1999.

                                                                                     Fair
                        2000   2001     2002     2003    2004   Thereafter  Total    Value
                        ----   ----     ----     ----    ----   ----------  -----    -----
Fixed rate debt       $8,205  $3,282   $3,623  $11,101  $12,145  $99,873  $138,229  $141,724

Weighted average
 interest rate          9.30%   8.80%    8.78%    8.92%    9.53%    8.21%

Variable rate debt    $8,662  $5,174  $13,138     $158   $2,915        -   $30,048   $30,048

            As of June 30, 2000, the Company had no other material exposure to market risk.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      An annual Shareholders meeting was held on June 15, 2000, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:


                                  Total           Shares      Shares
      Name Of Director         Shares Voting    Voting Yes   Voting No
      ----------------         -------------    ----------   ---------
      William P. Carey           13,042,705     12,919,363    123,342
      Ralph G. Coburn            13,042,705     12,919,363    123,342
      George E. Stoddard         13,042,705     12,919,363    123,342
      Charles C. Townsend, Jr.   13,042,705     12,919,363    123,342
      Warren G. Wintrub          13,042,705     12,919,363    123,342
      Thomas E. Zacharias        13,042,705     12,919,363    123,342


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            None.


      (b)   Reports on Form 8-K:

            During the quarter ended June 30, 2000, the Company was not required to file any reports on Form 8-K.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES

        8/8/00               By:   /s/ John J. Park
      -----------                 ---------------------------
           Date                      John J. Park
                                     Executive Vice President, Treasurer and
                                     Chief Financial Officer
                                     (Principal Financial Officer)



        8/8/00               By:   /s/ Claude Fernandez
      ------------                  ---------------------------
           Date                        Claude Fernandez
                                       Executive Vice President and
                                       Chief Administrative Officer
                                       (Principal Accounting Officer)