Form 10-Q
period 2000-09-30
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2000-11-13
CIK 873394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                For the quarterly period ended SEPTEMBER 30, 2000

                                       of

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

CIP(R) has no active market for common stock at November 10, 2000.

CIP(R) has 22,004,952 shares of common stock, $.001 par value outstanding at November 10, 2000.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES




                                      INDEX

                                                                                             Page No.
                                                                                             --------
 PART I
 ------
 Item 1. - Financial Information*

                  Condensed Consolidated Balance Sheets, as of December 31, 1999
                  and September 30, 2000                                                                2

                  Condensed Consolidated Statements of Income for the three and
                  nine months ended September 30, 1999 and 2000                                         3

                  Condensed Consolidated Statements of Comprehensive Income
                  for the three and nine months ended September 30, 1999 and 2000                       4

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 1999 and 2000                                         5

                  Notes to Condensed Consolidated Financial Statements                                6-8


 Item 2. - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                9-10

 PART II - Other Information
 -------

 Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                  11

 Item 4. -  Submission of Matters to a Vote of Security Holders                                        11

 Item 6. -  Exhibits and Reports on Form 8-K                                                           11

 Signatures                                                                                            12


* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    December 31, 1999                   September 30, 2000
                                                                ---------------------------         ---------------------------
                                                                          (Note)                           (Unaudited)
           ASSETS:
Land and buildings,
    net of accumulated depreciation of
    $19,521,518 at December 31, 1999 and
    $23,382,693 at September 30, 2000                                      $222,300,958                        $223,737,427
Net investment in direct financing leases                                   102,999,373                         103,497,090
Real estate under construction leased to others                                       -                           2,516,585
Assets held for sale                                                                  -                             625,000
Equity investments                                                           38,895,662                          39,497,891
Cash and cash equivalents                                                    14,100,580                           8,919,340
Other assets                                                                  3,414,212                           2,769,400
                                                                ---------------------------         ---------------------------
             Total assets                                                  $381,710,785                        $381,562,733
                                                                ===========================         ===========================

           LIABILITIES:
Limited recourse mortgage notes payable                                    $166,640,359                        $166,290,221
Accrued interest payable                                                        642,793                           1,199,875
Accounts payable and accrued expenses                                           825,489                           1,120,117
Accounts payable to affiliates                                                1,394,734                           1,834,997
Dividends payable                                                             4,540,035                           4,563,261
Prepaid rental income and security deposits                                   1,600,779                           1,806,808
                                                                ---------------------------         ---------------------------
             Total liabilities                                              175,644,189                         176,815,279
                                                                ---------------------------         ---------------------------

Minority interest                                                             5,500,939                           5,751,290
                                                                ---------------------------         ---------------------------

Commitments and contingencies

           SHAREHOLDERS' EQUITY:
Common stock, $.001 par value;
  authorized, 40,000,000 shares; issued and outstanding,
  22,215,675 shares at December 31, 1999 and
  22,500,401 shares at September 30, 2000                                        22,216                              22,500
Additional paid-in capital                                                  220,747,880                         224,467,603
Dividends in excess of accumulated earnings                                 (16,728,182)                        (18,767,773)
Accumulated other comprehensive income (loss)                                    23,757                            (335,904)
                                                                ---------------------------         ---------------------------
                                                                            204,065,671                         205,386,426
Less, common stock in treasury, at cost, 351,308
  shares at December 31, 1999 and 592,004 shares at
  September 30, 2000                                                         (3,500,014)                         (6,390,262)
                                                                ---------------------------         ---------------------------
             Total shareholders' equity                                     200,565,657                         198,996,164
                                                                ---------------------------         ---------------------------
             Total liabilities and
                shareholders' equity                                       $381,710,785                        $381,562,733
                                                                ===========================         ===========================

The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                        Three Months Ended September 30,
                                                       1999                         2000
                                             -------------------------     -----------------------
Revenues:
  Rental income                                         $6,581,614                   $6,812,838
  Interest income from direct
    financing leases                                     2,790,685                    3,094,571
  Other interest and
    miscellaneous income                                 1,499,849                      270,668
                                             -------------------------     -----------------------
                                                        10,872,148                   10,178,077
                                             -------------------------     -----------------------
Expenses:
  Interest                                               3,524,072                    3,649,915
  Depreciation and amortization                          1,248,028                    1,343,502
  General and administrative                               544,719                      708,289
  Property expenses                                      1,756,473                    1,579,756
  Writedown to fair value                                  386,954                      143,918
                                             -------------------------     -----------------------
                                                         7,460,246                    7,425,380
                                             -------------------------     -----------------------

      Income before minority
        interest, income from
        equity investments, and
        gain on sale                                     3,411,902                    2,752,697

Minority interest in income                               (221,561)                    (213,103)
                                             -------------------------     -----------------------

      Income before income
        from equity investments
        and gain on sale                                 3,190,341                    2,539,594

Income from equity investments                           1,065,905                    1,168,145
                                             -------------------------     -----------------------

      Income before gain on sale                         4,256,246                    3,707,739

Gain on sale of real estate                                      -                            -
                                             -------------------------     -----------------------

      Net income                                        $4,256,246                   $3,707,739
                                             =========================     =======================

Basic earnings per share                                      $.20                         $.17
                                                         =============               =============

Diluted earnings per share                                    $.19                         $.17
                                                         =============               =============

Weighted average common
   shares outstanding-basic                             21,745,143                   21,918,925
                                             =========================     =======================

Weighted average common
   shares outstanding-diluted                           22,132,511                   22,273,820
                                             =========================     =======================

                                                            Nine Months Ended September 30,
                                                         1999                          2000
                                               -------------------------     --------------------------
Revenues:
  Rental income                                          $19,456,078                    $20,733,259
  Interest income from direct
    financing leases                                       8,339,548                      9,246,929
  Other interest and
    miscellaneous income                                   2,034,217                        545,699
                                               -------------------------     --------------------------
                                                          29,829,843                     30,525,887
                                               -------------------------     --------------------------
Expenses:
  Interest                                                10,290,655                     10,853,630
  Depreciation and amortization                            3,606,780                      4,070,896
  General and administrative                               2,059,794                      2,194,716
  Property expenses                                        5,111,179                      4,822,808
  Writedown to fair value                                    853,629                        143,918
                                               -------------------------     --------------------------
                                                          21,922,037                     22,085,968
                                               -------------------------     --------------------------

      Income before minority
        interest, income from
        equity investments, and
        gain on sale                                       7,907,806                      8,439,919

Minority interest in income                                 (634,102)                      (622,872)
                                               -------------------------     --------------------------

      Income before income
        from equity investments
        and gain on sale                                   7,273,704                      7,817,047

Income from equity investments                             3,389,572                      3,761,711
                                               -------------------------     --------------------------

      Income before gain on sale                          10,663,276                     11,578,758

Gain on sale of real estate                                        -                         24,269
                                               -------------------------     --------------------------

      Net income                                         $10,663,276                    $11,603,027
                                               =========================     ==========================

Basic earnings per share                                        $.49                           $.53
                                                           =============                  =============

Diluted earnings per share                                      $.49                           $.52
                                                           =============                  =============

Weighted average common
   shares outstanding-basic                               21,618,801                     21,896,578
                                               =========================     ==========================

Weighted average common
   shares outstanding-diluted                             21,970,674                     22,251,473
                                               =========================     ==========================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                          Three Months Ended September 30,
                                                         1999                         2000
                                                -----------------------      ------------------------
Net income                                               $4,256,246                    $3,707,739


Other comprehensive income (loss):
   Change in unrealized gains
    and losses on marketable
    securities during the period                            249,255                             -
   Change in foreign currency translation
    adjustment                                                    -                      (157,771)
                                                -----------------------      ------------------------


   Comprehensive income                                  $4,505,501                    $3,549,968
                                                =======================      ========================

                                                            Nine Months Ended September 30,
                                                           1999                          2000
                                                 --------------------------     -----------------------
Net income                                                  $10,663,276                  $11,603,027


Other comprehensive income (loss):
   Change in unrealized gains
    and losses on marketable
    securities during the period                               (180,710)                           -
   Change in foreign currency translation
    adjustment                                                        -                     (359,661)
                                                 --------------------------     -----------------------


   Comprehensive income                                     $10,482,566                  $11,243,366
                                                 ==========================     =======================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Nine Months Ended September 30,
                                                                                1999                            2000
                                                                     ---------------------------      --------------------------
Cash flows from operating activities:
   Net income                                                                    $10,663,276                     $11,603,027
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                3,606,780                       4,070,896
      Income from equity investments in excess of dividends
        and distributions received                                                  (288,550)                       (602,229)
      Minority interest in income                                                    634,102                         622,872
      Straight-line rent adjustments and other
        noncash rent adjustments                                                    (550,404)                       (474,540)
      Provision for uncollected rent                                                 623,294                          74,950
      Gain on sale of real estate                                                          -                         (24,269)
      Writedown to fair value                                                        853,629                         143,918
      Issuance of shares in satisfaction of performance fees                       1,282,459                       2,034,465
      Net change in operating assets and liabilities                               1,480,316                       1,920,283
                                                                     ---------------------------      --------------------------
         Net cash provided by operating activities                                18,304,902                      19,369,373
                                                                     ---------------------------      --------------------------

Cash flows from investing activities:
      Proceeds from sale of real estate                                              218,250                          24,269
      Acquisition of real estate and equity investments and
        additional capitalized costs                                             (29,104,790)                     (9,724,666)
                                                                     ---------------------------      --------------------------
         Net cash used in investing activities                                   (28,886,540)                     (9,700,397)
                                                                     ---------------------------      --------------------------

Cash flows from financing activities:
      Purchase of treasury stock                                                    (484,927)                     (2,890,248)
      Prepayment of mortgage payable                                              (5,413,727)                       (590,301)
      Proceeds from mortgages                                                     13,200,000                       4,100,720
      Proceeds from stock issuance                                                 2,831,389                       1,685,542
      Payments of mortgage principal                                              (3,119,618)                     (3,164,017)
      Distributions paid to minority partner                                        (293,932)                       (372,521)
      Deferred financing costs                                                      (432,101)                              -
      Dividends paid                                                             (13,174,949)                    (13,619,391)
                                                                     ---------------------------      --------------------------
         Net cash used in financing activities                                    (6,887,865)                    (14,850,216)
                                                                     ---------------------------      --------------------------

         Net decrease in cash and cash equivalents                               (17,469,503)                     (5,181,240)

Cash and cash equivalents, beginning of period                                    36,787,777                      14,100,580
                                                                     ---------------------------      --------------------------

         Cash and cash equivalents, end of period                                $19,318,274                     $ 8,919,340
                                                                     ===========================      ==========================

Supplemental disclosure of cash flows information:
         Interest paid                                                           $10,323,059                     $10,296,548
                                                                     ===========================      ==========================

Noncash operating and financing activities:
        Issuance of common stock to Advisor in
           satisfaction of prior periods' performance fees                       $11,115,588
                                                                     ===========================

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

The Company has adopted the provisions of Staff Accounting Bulletin No. 101 - Revenue Recognition ("SAB 101"). The adoption of SAB 101 has not had a material effect on the Company's financial position and results of operations.

Note 2.      Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month and nine-month periods ended September 30, 1999 and 2000 were calculated as follows:

                                                                                    Three Months Ended September 30,
                                                                                  1999                             2000
                                                                        --------------------------        ------------------------
  Net income                                                                         $4,256,246                       $3,707,739
                                                                        ==========================        ========================
  Weighted average shares - basic                                                    21,745,143                       21,918,925
  Effect of dilutive securities:
      Stock warrants                                                                    387,368                          354,895
                                                                        --------------------------        ------------------------
  Weighted average shares - diluted                                                  22,132,511                       22,273,820
                                                                        ==========================        ========================
  Basic earnings per share                                                                 $.20                             $.17
                                                                                     =============                   =============
  Diluted earnings per share                                                               $.19                             $.17
                                                                                     =============                   =============

                                                                                     Nine Months Ended September 30,
                                                                                  1999                             2000
                                                                        --------------------------        ------------------------
  Net income                                                                        $10,663,276                      $11,603,027
                                                                        ==========================        ========================
  Weighted average shares - basic                                                    21,618,801                       21,896,578
  Effect of dilutive securities:
      Stock warrants                                                                    351,873                          354,895
                                                                        --------------------------        ------------------------
  Weighted average shares - diluted                                                  21,970,674                       22,251,473
                                                                        ==========================        ========================
  Basic earnings per share                                                                 $.49                             $.53
                                                                                     =============                   =============
  Diluted earnings per share                                                               $.49                             $.52
                                                                                     =============                   =============

Note 3.      Transactions with Related Parties:

The Company incurred asset management fees of $668,350 and $681,981, respectively, for the three-month periods ended September 30, 1999 and 2000 and $1,950,817 and $2,045,806 for the nine-month periods ended September 30, 1999 and 2000, respectively, with performance fees in like amounts. General and administrative expense reimbursements were $161,542 and $275,767 for the three months ended September 30, 1999, and 2000, respectively, and $645,250 and $835,076 for the nine months ended September 30, 1999 and 2000, respectively.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

Note 4.      Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues are as follows:

                                                                                   1999                            2000
                                                                                   ----                            ----
   Per Statements of Income:
       Rental income from operating leases                                          $19,456,078                    $20,733,259
       Interest from direct financing leases                                          8,339,548                      9,246,929

   Adjustments:
       Share of leasing revenue applicable
           to minority interest                                                      (1,336,023)                    (1,329,446)
       Share of leasing revenue from equity investments                               8,357,180                      8,780,339
                                                                         --------------------------      -------------------------
                                                                                    $34,816,783                    $37,431,081
                                                                         ==========================      =========================

For the nine-month periods ended September 30, 1999 and 2000, the Company earned its proportionate net lease revenues from its investments as follows:

                                                         1999                   %                   2000                    %
                                                ------------------------    -----------    ------------------------     -----------
Marriott International, Inc. (a)                          $ 3,415,813           10%                   $3,421,006             9%
Omnicom Group, Inc.                                         3,198,721            9                     3,199,034             8
Advanced Micro Devices, Inc. (a)                            2,286,375            6                     2,286,375             6
Best Buy Co., Inc. (b)                                      2,274,850            6                     2,263,650             6
Centrobe, Inc.                                              1,769,196            5                     1,769,196             5
Big V Holding Corp.                                         1,319,515            3                     1,537,484             4
Lucent Technologies, Inc.                                   1,389,621            4                     1,389,621             4
Garden Ridge, Inc.                                          1,092,959            3                     1,122,163             3
Sicor, Inc. (a)                                             1,009,039            3                     1,104,552             3
Merit Medical Systems, Inc.                                   977,468            3                     1,085,543             3
Barnes & Noble, Inc.                                        1,047,708            3                     1,058,946             3
Michigan Mutual Insurance Company                           1,022,119            3                     1,022,164             3
Q Clubs, Inc.                                                 983,751            3                     1,007,529             3
The Upper Deck Company (a)                                    989,906            3                       989,906             3
Compucom Systems, Inc. (a)                                    656,047            2                       978,500             3
Del Monte Corporation                                         964,688            3                       964,688             2
UTI Holdings, Inc. (formerly Lincoln
        Technical Institute of Arizona, Inc.)                 905,215            3                       931,101             2
Plexus Corp.                                                  888,307            3                       895,331             2
Wal-Mart Stores, Inc.                                         880,510            3                       849,542             2
Waban, Inc./BJ's Warehouse Club                               838,767            2                       838,767             2
Bell Sports Corp.                                             816,050            2                       831,256             2
Detroit Diesel Corporation                                    633,750            2                       651,179             2
Gloystarne & Co.                                                    -            -                       633,531             2
PSC Scanning, Inc.                                            318,270            1                       623,700             2
Custom Food Products, Inc.                                    649,753            2                       620,533             2
Humco Holdings Corp.                                          540,244            2                       618,825             2
Nicholson Warehouse, L.P.                                     603,896            2                       611,325             1
Other                                                       3,344,245            9                     4,125,634            11
                                                ------------------------    -----------    ------------------------     -----------
                                                          $34,816,783          100%                  $37,431,081           100%
                                                ========================    ===========    ========================     ===========

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   (CONTINUED)

Note 5.      Equity Investments:

The Company holds interests in five investments in which its ownership interest is 50% or less. All of the underlying investments are entities that were formed solely for the purpose of entering into a long-term net lease with a single tenant. As of September 30, 2000, the Company owns (i) an approximate 23.7% interest in a real estate investment trust that net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc.,
(ii) 50% interests in general partnerships that net lease properties to Sicor, Inc. and the Upper Deck Company and (iii) 33.33% interests in entities that net lease property to Advanced Micro Devices, Inc. and Compucom Systems, Inc. Summarized combined financial information of the Company's equity investees is as follows:

(in thousands)

                                                                        December 31, 1999                 September 30, 2000
                                                                     --------------------------         ------------------------
  Assets (primarily real estate)                                                  $323,347                           $321,412
  Liabilities (primarily mortgage notes payable)                                   211,058                            206,814
  Shareholders' and members' equity                                                112,289                            114,598

                                                                                  Nine Months Ended September 30,
                                                                               1999                              2000
                                                                     --------------------------         ------------------------
  Revenues (primarily rental income and interest from
      direct financing leases)                                                    $ 27,250                            $28,440
  Expenses (primarily interest on mortgage and depreciation)                       (15,678)                           (15,929)
                                                                     --------------------------         ------------------------
  Net income                                                                      $ 11,572                            $12,511
                                                                     ==========================         ========================

Note 6.      Acquisition of Real Estate:

On September 29, 2000, the Company purchased land and building for $2,451,963 in Glendale Heights, Illinois and entered into a net lease with UTI Holdings, Inc. ("UTI"). The Company and UTI also entered into a construction agreement to fund improvements and renovate the existing building. The Company's maximum share of additional project costs is $925,000 with UTI having an obligation to fund costs in excess of such amount. The project is expected to be completed by April 2001.

The lease has an initial lease term of fifteen years which commences at the end of the construction period, followed by three five-year renewal terms at UTI's option. UTI will also have an option to terminate the lease after ten and one-half years upon 18 months' notice. The lease provides for annual rent during the initial lease term in an amount equal to 12.15% of the Company's share of project costs. Based on the Company's total costs of $3,376,963, annual rent is expected to be $410,301 during the first two lease years with annual rent increases thereafter.

In connection with the lease, the Company and UTI amended the lease for an existing facility in Glendale Heights, Illinois. The lease amendment provides for a two-year extension on the initial lease term through November 2010. Under the lease amendment, if UTI exercises its right to terminate under the lease on the new building, the lease term on the existing property will automatically be extended for an additional eight years.

Note 7.      Writedown to Fair Value:

The Company and Corporate Property Associates 10 Incorporated, an affiliate, which own a property in Texarkana, Arkansas as tenants-in-common, have entered into an agreement-in-principle to sell the property to an unaffiliated third party. The Company's share of proceeds, net of costs, is anticipated to be $625,000. In connection with the proposed sale, the Company has written down its carrying value in the Texarkana property to an amount equal to its share of the anticipated net sales proceeds, and has recognized an impairment loss of $143,918. There is no assurance that the proposed sale will be completed. The Texarkana property has been vacant since the termination of the Harvest Foods, Inc. lease in March 1997.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with CIP(R)'s condensed consolidated financial statements and notes thereto as of September 30, 2000 included in this quarterly report and CIP(R)'s Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievement of CIP(R) to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CIP(R) that the results or conditions described in such statements or the objectives and plans of CIP(R) will be achieved.

RESULTS OF OPERATIONS:

Net income for the three-month and nine-month periods ended September 30, 2000 decreased $548,000 and increased $940,000 as compared to the three-month and nine-month periods ended September 30, 1999. Excluding the effect of lease termination income of $1,250,000 in 1999 and writedowns of properties to estimated fair market value in 1999 and 2000, income would have reflected increases of $459,000 and $1,480,000 for the comparable three-month and nine-month periods.

The increase in income was primarily due to increases in lease revenues and income from equity investments. The effect of these increases was partially offset by increases in interest expense, depreciation expense and general and administrative expense. Lease revenues increased as a result of expansions on the Hibbett Sporting Goods, Inc. and Big V Holding Corp. properties, completed in the fourth quarter of 1999 and the first quarter of 2000, respectively, the acquisition in 1999 and 2000 of properties leased to Bolder Technology, Inc., PSC Scanning, Inc., Gloystarne & Co. and ISA International plc., and several scheduled rent increases. The increase in equity income was due to the acquisition, with two affiliates, of a property leased to Compucom Systems, Inc. in March 1999, a rent increase in August 1999 on the lease with Sicor, Inc. and lower interest expense on the mortgage loan on the thirteen Courtyard by Marriott Hotels. Interest expense increased primarily as a result of placing limited recourse mortgage debt on the newly-acquired properties. This acquisition of properties and completion of expansions between April 1999 and March 2000 contributed to the increases in depreciation. General and administrative expense increased due to increases in general and administrative expense reimbursements. Property expense decreased as a result of a reduction in the provision for uncollected rents.

FINANCIAL CONDITION:

Cash flows from operations of $19,369,000 were sufficient to pay dividends to shareholders of $13,619,000 and scheduled mortgage principal installments of $3,164,000 and to distribute $373,000 to the minority interest owner of the Best Buy Co., Inc. properties. Distributions to the minority interest owner are paid solely based on cash flow from the Best Buy properties.

CIP(R)'s investing activities included using $9,725,000 to acquire the ISA International property and a property under construction leased to UTI Holdings, Inc., and funding the completion of the expansion of the Warwick, New York property leased to Big V. The ISA International property is CIP(R)'s second acquisition in the United Kingdom and the Company expects to complete additional international acquisitions. As of September 30, 2000, CIP(R) and its affiliate, Corporate Property Associates 10 Incorporated ("CPA(R):10"), have an agreement-in-principle to sell a vacant property in Texarkana, Arkansas which it owns with an affiliate. CIP(R)'s anticipated sales proceeds, net of costs, is $625,000. There is no assurance that the sale will be completed.

In addition to dividend payments to shareholders and principal payments on mortgage debt, CIP(R)'s financing activities included using $2,890,000 to purchase treasury stock, paying a scheduled balloon payment of $310,000 to satisfy the mortgage loan on a vacant property in Austin, Texas and obtaining mortgage proceeds of $4,101,000 from limited recourse mortgage financing in connection with purchasing the ISA International property. CIP(R) issued common stock of $1,685,000 from its dividend reinvestment plan.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS-
                                    continued

CIP(R) and CPA(R):10, its affiliate, own six Wal-Mart Stores, Inc. retail properties which are encumbered by a mortgage loan which initially matured in January 1999. CIP(R) and CPA(R):10 are in the process of finalizing an agreement with the lender which would extend the maturity through December 31, 2002. Under the terms of the agreement, the annual interest rate would increase from 9.42% to 10.42% over the remaining extended term. Monthly debt service installments of interest and principal will not change from the current amount; however, CIP(R) and CPA(R):10 will be required to direct Wal-Mart's annual percentage rents to the lender in lieu of an increase in monthly debt service. If CIP(R)'s share of percentage rents from the Wal-Mart leases is less than $200,000, CIP(R) will be required to pay the difference between its share of percentage rent and $200,000 annually. In addition, CIP(R) used $280,000, an amount equal to percentage rents that it received in 2000 from the six Wal-Mart properties, as a partial principal prepayment of the loan. As of September 30, 2000, CIP(R)'s share of the outstanding balance on the Wal-Mart properties mortgage loan was $6,383,000. CIP(R) is also currently negotiating the restructure and extension of a limited recourse mortgage loan which matures in November 2000 on properties leased to Del Monte Corporation. As of September 30, 2000, the outstanding balance on the Del Monte loan is $5,505,000. A balloon payment of approximately $2,209,000 is due in December 2000 on a limited recourse mortgage loan for a property leased to Superior Telecommunications, Inc. CIP(R) expects to refinance the loan and currently has sufficient cash reserves to pay it off if necessary.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES


                                    PART II



Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(in thousands)

Approximately $136,892 of CIP(R)'s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2000 ranged from LIBOR plus 1.625% to the lender's prime rate plus 2%. There has been no material change since December 31, 1999.

                        2000         2001          2002           2003           2004      Thereafter     Total     Fair Value
                        ----         ----          ----           ----           ----      ----------     -----     ----------
Fixed rate debt         $  788      $3,430       $ 9,811         $11,097        $12,142      $99,624     $136,892    $140,257

Weighted average
    interest rate         8.82%       8.84%         9.81%           8.92%          9.53%        8.22%

Variable rate debt      $8,016      $5,178       $13,143         $   164        $ 2,897        -         $ 29,398    $ 29,398

As of September 30, 2000, the Company had no other material exposure to market risk.


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits:

                     None.


           (b)       Reports on Form 8-K:

                     During the quarter ended September 30, 2000, the Company was not required to file any reports on Form 8-K.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                AND SUBSIDIARIES



                                   SIGNATURES





           Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                   AND SUBSIDIARIES





     11/10/00             By:      /s/ John J. Park
   ------------                   ---------------------------------------------
        Date                            John J. Park
                                        Executive Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



     11/10/00             By:      /s/ Claude Fernandez
   ------------                   ---------------------------------------------
        Date                            Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Accounting Officer)