Form 10-K405
period 2000-12-31
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2001-03-30
CIK 873394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                      For the year ended DECEMBER 31, 2000

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


CIP(R) has no active market for common stock at March 27, 2001. Non-affiliates held 20,852,313 shares of common stock, $.001 Par Value outstanding at March 27, 2001.

                                     PART I

Item 1. Business.

Carey Institutional Properties Incorporated ("CIP(R)") is a real estate investment trust ("REIT") that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 2000, CIP(R)'s portfolio consisted of 98 properties leased to 42 tenants and totaling more than 9.4 million square feet.

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

CIP(R) was formed as a Maryland corporation on February 15, 1991. Between August 1991 and August 1993, CIP (R) sold a total of 14,167,581 shares of common stock for a total of $141,675,810 in gross offering proceeds. In 1995, CIP(R)'s board of directors authorized a private placement of common stock. Through December 31, 1999, CIP(R) had issued a total of 6,250,262 shares for a total of $74,440,000 in connection with the private placement. Through December 31, 2000, CIP(R) has also issued 1,052,465 shares through its dividend reinvestment plan. These proceeds have been combined with limited recourse mortgage debt to purchase CIP(R)'s property portfolio. As a REIT, CIP(R) is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

Carey Asset Management Corp. provides both strategic and day-to-day management for CIP(R), including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Asset Management Corp. also provides office space and other facilities for CIP(R). Carey Asset Management Corp. has dedicated senior executives in each area of its organization so that CIP(R) functions as a fully integrated operating company. CIP(R) pays asset management fees to Carey Asset Management Corp. and pays certain transactional fees. CIP(R) also reimburses Carey Asset Management Corp. for certain expenses. Carey Asset Management Corp. also serves in this capacity for Corporate Property Associates 10 Incorporated, Corporate Property Associates 12 Incorporated and Corporate Property Associates 14 Incorporated. On November 29, 1999, the Board of Directors of CIP(R) approved a change of control of Carey Asset Management Corp. Upon effectiveness of such change in control on June 29, 2000, Carey Asset Management Corp. became a wholly-owned subsidiary of W.P. Carey & Co. LLC (formerly known as Carey Diversified LLC), a publicly-traded company on the New York Stock Exchange and Pacific Exchange under the symbol "WPC" ("CDC" prior to the change of control). This change of control was approved by the shareholders of Carey Diversified LLC on June 28, 2000.

CIP(R)'s principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 2000, CIP(R) had no employees. An affiliate of Carey Asset Management Corp. employs 24 individuals who perform services for CIP(R).

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

DEVELOPMENTS DURING 2000

On March 7, 2000, CIP(R) purchased a property in Bradford, West Yorkshire, United Kingdom, for approximately $6,137,000 and assumed an existing net lease with ISA International plc ("ISA"). In connection with the purchase of the ISA property, CIP(R) obtained approximately $4,101,000 of limited recourse mortgage financing.

The ISA lease has an initial term through May 2014; however, ISA has the right, upon one year's written notice, to terminate the lease in May 2010. Annual rent is approximately $625,000. In May 2003 and every five years thereafter, rent will be adjusted to an agreed-upon fair market rental but in no event will the rent decrease.

The $4,101,000 loan is collateralized by the ISA property and a lease assignment and provides for payments of interest only at an annual rate of interest of 7.09% during the first three loan years with principal payments scheduled thereafter. The loan matures in September 2010 at which time a balloon payment of approximately $3,079,000 will be due.

A limited recourse mortgage loan collateralized by six properties leased to Wal-Mart Stores, Inc. that originally matured in January 1999 has been extended through December 2002. Under the terms of the extension agreement, the annual interest rate on the loan is increasing to 10.42% from 9.42% and requires CIP(R) to apply percentage rents from the Wal-Mart properties to the principal balance of the loan.

On September 29, 2000, CIP(R) purchased land and building for $2,451,963 in Glendale Heights, Illinois and entered into a net lease with UTI Holdings, Inc. ("UTI"). CIP(R) and UTI also entered into a construction agreement to fund improvements and renovate the existing building. CIP(R)'s maximum share of additional project costs is $925,000 with UTI having an obligation to fund costs in excess of such amount. The project is expected to be completed by April 2001.

The lease has an initial lease term of fifteen years which commences at the end of the construction period, followed by three five-year renewal terms at UTI's option. UTI will also have an option to terminate the lease after ten and one-half years upon 18 months' notice. The lease provides for annual rent during the initial lease term in an amount equal to 12.15% of CIP(R)'s share of project costs. Based on CIP(R)'s total costs of $3,376,963, annual rent is expected to be $410,301 during the first two lease years with annual rent increases thereafter.

In connection with the lease, CIP(R) and UTI amended the lease for an existing facility in Glendale Heights, Illinois. The lease amendment provides for a two-year extension on the initial lease term through November 2010. Under the lease amendment, if UTI exercises its right to terminate under the lease on the new building, the lease term on the existing property will automatically be extended for an additional eight years.

CIP(R) has negotiated short-term extensions on two loans of $5,400,000 and $2,200,000 on properties leased to Del Monte Corporation and Superior Telecommunications, Inc., respectively, which had been scheduled to mature in the fourth quarter of 2000.

On October 21, 2000, CIP(R) and a joint venture partner with 65% and 35% ownership interests, respectively, purchased property in Toulouse, France on which a hotel is being constructed and entered into a net lease with Societe Hoteliere Tourisme Grand Noble ("SHTGN"). The total purchase price including construction costs is estimated to be approximately $5,622,000. Upon completion, currently scheduled for November 2001, a lease term of eleven years will commence followed by a nine-year and three three-year renewal terms at SHTGN's option. Annual rent will consist of the sum of a) the greater of fixed rent of $537,211 and an amount equal to 9.8% of the total construction cost, and b) variable rent of 38% of the lessee's net income. The lease also provides for annual rent increases based on increases in the INSEE index, a French construction cost index.

CIP(R) obtained a commitment for a $4,128,000 limited recourse mortgage loan which will provide for monthly payments of principal and interest at an annual rate to be fixed upon completion of construction, based on a 15-year amortization of 70% of the debt amount. The loan matures 15 years after the completion of construction, at which time a balloon payment for the outstanding principal balance is scheduled.

ACQUISITION STRATEGIES

Carey Asset Management Corp. has a well-developed process with established procedures and systems for acquiring net leased property on behalf of CIP(R). As a result of its reputation and experience in the industry and the contacts maintained by its professionals, Carey Asset Management Corp. has a presence in the net lease market that has provided it with the opportunity to invest in a significant number of transactions on an ongoing basis. CIP(R) takes advantage of Carey Asset Management Corp.'s presence in the net lease market to build its portfolio. In evaluating opportunities for CIP(R), Carey Asset Management Corp. carefully examines the credit, management and other attributes of the tenant and the importance of the property under consideration to the tenant's operations. Careful credit analysis is a crucial aspect of every transaction. CIP(R) believes that Carey Asset Management Corp. has one of the most extensive underwriting processes in the industry and has an experienced staff of professionals involved with underwriting transactions. Carey Asset Management Corp. seeks to identify those prospective tenants whose creditworthiness is likely to improve over time. CIP(R) believes that the experience of Carey Asset Management Corp.'s management in structuring sale-leaseback transactions to meet the needs of a prospective tenant enables Carey Asset Management Corp. to obtain a higher return for a given level of risk than would typically be available by purchasing a property subject to an existing lease.

Carey Asset Management Corp.'s strategy in structuring its net lease investments for CIP(R) is to:

        - combine the stability and security of long-term lease payments, including rent increases, with the appreciation potential inherent in the ownership of real estate;
        -       enhance current returns by utilizing varied lease structures;
        - reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and
        - increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock. As of December 31, 2000, CIP(R) held warrant positions in two tenants.

FINANCING STRATEGIES

Consistent with its investment policies, CIP(R) uses leverage when available on favorable terms. As of December 31, 2000, CIP(R) had approximately $165,291,000 in property level debt outstanding. These mortgages mature between the current year and 2021 and have interest rates between 6.95% and 10%. Carey Asset Management Corp. continually seeks opportunities and considers alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

TRANSACTION ORIGINATION

In analyzing potential acquisitions, Carey Asset Management Corp. reviews and structures many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential acquisition can be structured to satisfy CIP(R)'s acquisition criteria. The aspects of a transaction which are reviewed and structured by Carey Asset Management Corp. include the following:

         TENANT EVALUATION. Carey Asset Management Corp. subjects each potential tenant to an extensive evaluation of its credit, management, position within its industry, operating history and profitability. Carey Asset Management Corp. seeks tenants it believes will have stable or improving credit. By leasing properties to these types of tenants, CIP(R) can generally charge rent that is higher than the rent charged to tenants with recognized credit and, thereby, enhance its current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of CIP(R)'s properties leased to that tenant will likely increase (if all other factors affecting value remain unchanged). Carey Asset Management Corp. may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a letter of credit or a guaranty of lease obligations from the tenant's corporate parent. This credit enhancement provides CIP(R) with additional financial security.

         LEASES WITH INCREASING RENTS. Carey Asset Management Corp. seeks to include clauses in CIP(R)'s leases that provide for increases in rent over the term of the leases. These increases are generally tied to increases in certain indices such as the consumer price index, in the case of retail stores, participation in gross sales above a stated level, mandated rental increases on specific dates and through other methods. CIP(R) seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term (other than reductions related to reductions in debt service).

         PROPERTIES IMPORTANT TO TENANT OPERATIONS. Carey Asset Management Corp., on behalf of CIP(R), generally seeks to acquire properties with operations that are essential or important to the ongoing operations of the tenant. CIP(R) believes that these properties provide better protection in the event that tenants file for bankruptcy, because leases on properties essential or important to the operations of a bankrupt tenant are less likely to be rejected and terminated by a bankrupt tenant. Carey Asset Management Corp. also seeks to assess the income, cash flow and profitability of the business conducted at the property, so that, if the tenant is unable to operate its business, CIP(R) can either continue operating the business conducted at the property or release the property to another entity in the industry which can operate the property profitably.

         LEASE PROVISIONS THAT ENHANCE AND PROTECT VALUE. When appropriate, Carey Asset Management Corp. attempts to include provisions in CIP(R)'s leases that require CIP(R)'s consent to certain tenant activity or require the tenant to satisfy certain operating tests. These provisions include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant and indemnification from the tenant against environmental and other contingent liabilities. Including these provisions in its leases enables CIP(R) to protect its investment from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to CIP(R) or could reduce the value of CIP(R)'s properties.

         DIVERSIFICATION. Carey Asset Management Corp. tries to diversify CIP(R)'s portfolio of properties to avoid dependence on any one particular tenant, type of facility, geographic location and tenant industry. By diversifying its portfolio, CIP(R) reduces the adverse effect on CIP(R) of a single under-performing investment or a downturn in any particular industry or geographic location.

Carey Asset Management Corp. employs a variety of other strategies and practices in connection with CIP(R)'s acquisitions. These strategies include attempting to obtain equity enhancements in connection with transactions. Typically, these equity enhancements involve warrants to purchase stock of the tenant to which the property is leased or the stock of the parent of the tenant. In certain instances, CIP(R) grants to the tenant a right to purchase the property leased by the tenant, but generally the option purchase price will be not less than the fair market value of the property. Carey Asset Management Corp.'s practices include performing evaluations of the physical condition of properties and performing environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition.

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

The Investment Committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. Carey Asset Management Corp. places special emphasis on having experienced individuals serve on its Investment Committee and does not invest in a transaction unless it is approved by the Investment Committee.

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

Carey Asset Management Corp. monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of its properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. Carey Asset Management Corp. reviews financial statements of its tenants and undertakes regular physical inspections of the condition and maintenance of its properties. Additionally, Carey Asset Management Corp. periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

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

CIP(R) typically undertakes an investigation of potential environmental risks when evaluating an acquisition. Phase I environmental assessments are performed by independent environmental consulting and engineering firms for all properties acquired by CIP(R). Where warranted, Phase II environmental assessments are performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. CIP(R) may acquire a property which is known to have had a release of hazardous materials in the past, subject to a determination of the level of risk and potential cost of remediation. CIP(R) normally requires property sellers to indemnify it fully against any environmental problem existing as of the date of purchase. Additionally, CIP(R) often structures its leases to require the tenant to assume most or all responsibility for compliance with the environmental provisions of the lease or environmental remediation relating to the tenant's operations and to provide that non-compliance with environmental laws is a lease default. In some cases, CIP(R) may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the entity providing the protection. Such a contractual arrangement does not eliminate CIP (R)'s statutory liability or preclude claims against CIP(R) by governmental authorities or persons who are not a party to the arrangement. Contractual arrangements in CIP(R)'s leases may provide a basis for CIP(R) to recover from the tenant damages or costs for which it has been found liable.

INDUSTRY SEGMENT

CIP(R) operates in one industry segment, investment in net leased real property. For the year ended December 31, 2000, no tenant represented 10% or more of the total operating revenue of CIP(R).

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

         We depend on major tenants.
         Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our consolidated rental revenues. Our five largest tenants/guarantors, which occupy 34 properties, represent 35% of annualized revenues. The default, financial distress or bankruptcy of any of the five tenants could cause interruptions in the receipt of lease revenues from these tenants and/or result in vacancies in the respective properties, which would reduce our revenues until the affected property is re-let, and could decrease the ultimate sale value of each property.

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

                          2001 - $9.5 million;
                          2002 - $12.7 million;
                          2003 - $7.0 million;
                          2004 - $11 million; and
                          2005 - $9.9 million

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

                           2001 - 0%
                           2002 - 10%
                           2003 - 0%
                           2004 - 0%
                           2005 - 0%

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

         The value of our real estate is subject to fluctuation.
         We are subject to all of the general risks associated with the ownership of real estate. In particular, we face the risk that rental revenue from the properties will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. Additional real estate ownership risks include:

         -        Adverse changes in general or local economic conditions;
         - Changes in supply of or demand for similar or competing properties;
         -        Changes in interest rates and operating expenses;
         -        Competition for tenants;
         -        Changes in market rental rates;
         - Inability to lease properties upon termination of existing leases;
         -        Renewal of leases at lower rental rates;
         - Inability to collect rents from tenants due to financial hardship, including bankruptcy;
         - Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;
         -        Uninsured property liability;
         -        Property damage or casualty losses;
         - Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws; and
         - Acts of God and other factors beyond the control of our management.

         We depend on key personnel for our future success.

         We depend on the efforts of the executive officers and key employees of Carey Asset Management Corp. The loss of the services of these executive officers and key employees could have a material adverse effect on our operations.

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

Item 2. PROPERTIES

Set forth below is certain information relating to the Company's properties owned as of December 31, 2000.


LEASE OBLIGOR/                              OWNERSHIP              SQUARE         RENT PER          SHARE OF         INCREASE
Location                                   INTEREST(1)            FOOTAGE          SQUARE        CURRENT ANNUAL       FACTOR
                                                                                    FOOT         ANNUAL RENTS(2)
------------------------------------------------------------------------------------------------------------------------------
MARRIOTT INTERNATIONAL, INC.(3,4)
  Irvine, Sacramento and San
  Diego, CA; Orlando, FL (2);
  Des Plaines, IL;                       23.69% interest
  Indianapolis, IN; Louisville,          in a real estate
  KY; Linthicum, MD; Newark,             investment trust                                                            Stated/
  NJ; Albuquerque, NM; Las               owning land and                                                              % of
  Vegas, NV; Spokane, WA                 buildings               1,115,923           17.06           4,509,984        sales


OMNICOM GROUP, INC.(3)
  Playa Vista, CA                               100%               120,000           26.79           3,214,996        CPI
  Venice, CA                                    100%                77,719           12.64             982,028        CPI
                                                                  --------                          ----------
      Total:                                                       197,719                           4,197,024


BEST BUY CO., INC.(3)
  Denver and Fort Collins, CO;
  Aurora, Bedford Park,
  Bloomingdale, Matteson and
  Schaumburg, IL; Omaha, NE;             63% interest in a
  Albuquerque, NM; Arlington,            general
  Beaumont, Dallas, El Paso,             partnership
  Fort Worth, Houston and                owning land and
  Plano, TX; Madison, WI                 buildings                 594,778            8.45           3,165,474        Stated


ADVANCED MICRO DEVICES, INC.(3)
                                         33 1/3% interest
                                         in a limited
  Sunnyvale, CA                          liability company
                                         owning land and
                                         buildings                 362,000           25.26           3,048,195        CPI

ELECTRONIC DATA SYSTEMS
CORPORATION (FORMERLY
CENTROBE, INC.) (3)
  Louisville, CO                                 80%               403,871            7.30           2,358,928        CPI

BIG V HOLDING CORP.
Greenport, NY                                   100%                59,772           10.65             636,515        Stated
Ellenville and Warwick, NY (3,4)                 55%               141,428           15.86           1,233,742        Stated
                                                                   -------                           ---------
      Total:                                                       201,200                           1,870,257

LUCENT TECHNOLOGIES, INC.(3)
  Charlotte, NC                                 100%               568,670            3.26           1,852,829        None

GARDEN RIDGE CORPORATION(3)
  Oklahoma City, OK                             100%               141,284            5.95             840,093        CPI
  Round Rock, TX                                100%               152,500            4.30             656,124        CPI
                                                                   -------                          ----------
      Total:                                                       293,784                           1,496,217


LEASE OBLIGOR/                                      LEASE                 MAXIMUM
Location                                            TERM                    TERM
-----------------------------------------------------------------------------------
MARRIOTT INTERNATIONAL, INC.(3,4)
  Irvine, Sacramento and San
  Diego, CA; Orlando, FL (2);
  Des Plaines, IL;
  Indianapolis, IN; Louisville,
  KY; Linthicum, MD; Newark,
  NJ; Albuquerque, NM; Las                         Feb. 2012              Feb. 2032
  Vegas, NV; Spokane, WA


OMNICOM GROUP, INC.(3)
  Playa Vista, CA                                  Sep. 2018              Sep. 2048
  Venice, CA                                       Sep. 2010              Sep. 2030

      Total:


BEST BUY CO., INC.(3)
  Denver and Fort Collins, CO;
  Aurora, Bedford Park,
  Bloomingdale, Matteson and
  Schaumburg, IL; Omaha, NE;
  Albuquerque, NM; Arlington,
  Beaumont, Dallas, El Paso,
  Fort Worth, Houston and
  Plano, TX; Madison, WI                           Apr. 2018              Apr. 2033


ADVANCED MICRO DEVICES, INC.(3)


  Sunnyvale, CA                                    Dec. 2018              Dec. 2038


ELECTRONIC DATA SYSTEMS
CORPORATION (FORMERLY
CENTROBE, INC.) (3)
  Louisville, CO                                   Dec. 2014              Dec. 2034

  BIG V HOLDING CORP.
  Greenport, NY                                    Dec. 2017              Dec. 2037
  Ellenville and Warwick, NY (3,4)                 Oct. 2024              Oct. 2044

      Total:

LUCENT TECHNOLOGIES, INC.(3)
  Charlotte, NC                                    Mar. 2002              Mar. 2022

GARDEN RIDGE CORPORATION(3)
  Oklahoma City, OK                                Apr. 2015              Apr. 2035
  Round Rock, TX                                   Dec. 2013              Dec. 2038

      Total:

LEASE OBLIGOR/                             OWNERSHIP              SQUARE            RENT PER          SHARE OF          INCREASE
Location                                  INTEREST(1)            FOOTAGE             SQUARE        CURRENT ANNUAL        FACTOR
                                                                                      FOOT         ANNUAL RENTS(2)
----------------------------------------------------------------------------------------------------------------------------------
GENSIA, INC.(3)
                                        50% interest in a
                                        general
  San Diego, CA                         partnership
                                        owning land and           144,311              20.41           1,472,736            CPI
                                        buildings

MERIT MEDICAL SYSTEMS, INC.(3)
  South Jordan, UT                             100%               172,925               8.47           1,465,404            CPI

MICHIGAN MUTUAL INSURANCE
  COMPANY (3)
  Charleston, SC                               100%               137,729               9.89           1,362,252            Stated

Q CLUBS, INC.
  Bedford, TX                                  100%                46,658              12.38             577,500            CPI
  Memphis, TN                                  100%                43,311              17.68             765,872            CPI
                                                                   ------                             ----------
      Total:                                                       89,969                              1,343,372


THE UPPER DECK COMPANY(3)
                                        50% interest in a
                                        limited liability
  Carlsbad, CA                          company owning
                                        land and building         294,779               8.96           1,319,875            CPI


COMPUCOM SYSTEMS, INC.(3)
                                        33 1/3% interest in
                                        a limited liability
  Dallas, TX                            company owning land
                                        and buildings             242,333              16.15           1,304,536            CPI


PLEXUS CORP.(3)
  Neenah, WI                                   100%               179,000               7.09           1,268,693            CPI


DEL MONTE CORPORATION(3)
  Mendota, IL; Plover,
  Toppenish
  and Yakima, WA                                50%               748,000               3.44           1,286,250            CPI


UTI HOLDINGS, INC.
(FORMERLY LINCOLN TECHNICAL
INSTITUTE OF ARIZONA, INC.)
  Glendale Heights, IL                         100%                74,410              17.26           1,284,609            CPI
  Glendale Heights, IL                         100%                38,143                          Under construction


BARNES & NOBLE, INC.(3)
  Farmington, CT                               100%                21,600              31.62             683,000            Stated
  Braintree, MA                                100%                19,661              30.55             600,734            Stated
                                                                   ------                             ----------
      Total:                                                       41,261                              1,283,734


WABAN, INC.(3)
  Farmingdale, NY                              100%               114,680              10.32           1,183,879            Stated


BELL SPORTS, INC.
  Rantoul, IL                                  100%               317,340               3.49           1,108,341            CPI


WAL-MART STORES, INC.(3,4)
  Fort Smith, AR; Weatherford,
  OK; Center, Groves, Silsbee                                                                                               % of
  and Vidor, TX                                50%                451,826               4.60           1,039,264            Sales


DETROIT DIESEL CORPORATION
  Hollywood and Orlando, FL                    100%                81,318              10.68             868,239            PPI


LEASE OBLIGOR/                                      LEASE                 MAXIMUM
Location                                            TERM                   TERM

----------------------------------------------------------------------------------
GENSIA, INC.(3)


  San Diego, CA                                   Jul. 2009              Jul. 2044


MERIT MEDICAL SYSTEMS, INC.(3)
  South Jordan, UT                                Jan. 2020              Jan. 2040

MICHIGAN MUTUAL INSURANCE
  COMPANY (3)
  Charleston, SC                                  Dec. 2007              Dec. 2027

Q CLUBS, INC.
  Bedford, TX                                     Feb. 2016              Feb. 2036
  Memphis, TN                                     Jul. 2013              Jul. 2033

      Total:


THE UPPER DECK COMPANY(3)


  Carlsbad, CA                                    Dec. 2020              Dec. 2040


COMPUCOM SYSTEMS, INC.(3)


  Dallas, TX                                      Apr. 2019              Apr. 2029


PLEXUS CORP.(3)
  Neenah, WI                                      Aug. 2014              Aug. 2044


DEL MONTE CORPORATION(3)
  Mendota, IL; Plover,
  Toppenish
  and Yakima, WA                                  Jun. 2016              Jun. 2056


UTI HOLDINGS, INC.
(FORMERLY LINCOLN TECHNICAL
INSTITUTE OF ARIZONA, INC.)
  Glendale Heights, IL                            Nov. 2010              Nov. 2030
  Glendale Heights, IL                            Apr. 2016              Apr. 2031


BARNES & NOBLE, INC.(3)
  Farmington, CT                                  Feb. 2013              Feb. 2028
  Braintree, MA                                   Feb. 2014              Feb. 2024

      Total:


WABAN, INC.(3)
  Farmingdale, NY                                 Jan. 2002              Jan. 2012


BELL SPORTS, INC.
  Rantoul, IL                                     Nov. 2012              Nov. 2032


WAL-MART STORES, INC.(3,4)
  Fort Smith, AR; Weatherford,
  OK; Center, Groves, Silsbee
  and Vidor, TX                                   Jan. 2008              Jan. 2033


DETROIT DIESEL CORPORATION
  Hollywood and Orlando, FL                       Jun. 2010              Jun. 2030

LEASE OBLIGOR/                             OWNERSHIP           SQUARE            RENT PER          SHARE OF           INCREASE
Location                                  INTEREST(1)          FOOTAGE            SQUARE            CURRENT         FACTOR
                                                                                   FOOT          ANNUAL RENTS(2)
----------------------------------------------------------------------------------------------------------------------------------
NICHOLSON WAREHOUSE, L.P.(3)
  Maple Heights, OH                         100%               341,282               2.50             854,540            CPI

CFP GROUP, INC.(3)
  Owingsville, KY                           100%                37,100              22.91             850,055            CPI

PSC SCANNING, INC.(3)
  Eugene, OR                                100%               110,665               7.65             846,085            CPI

HUMCO HOLDING GROUP, INC.(3)
  Texarkana, TX; Orem, UT                   100%               164,565               5.01             825,100            CPI

GATX LOGISTICS, INC.(3)
  Jacksonville, FL                          100%               240,000               3.35             804,720            Stated

HIBBETT SPORTING GOODS, INC.(3)
  Birmingham, AL                            100%               141,147               5.25             740,972            CPI

SUPERIOR TELECOMMUNICATIONS,
 INC.(3)
  Brownwood, TX                             100%               307,850               2.14             658,879            CPI

CHILDTIME CHILDCARE, INC.(3)
  Naperville, IL; Centreville,
  Century Oaks, Manassas and
  Newport News, VA                          100%                37,306              17.39             648,892            CPI

ISA INTERNATIONAL PLC(5)
  Bradford, West Yorkshire,                 100%                41,432              15.08            625,000(5)          Stated
  United Kingdom

GLOYSTARNE & CO., LTD.
  Rotherdam, South Yorkshire,               100%               120,000               4.72            566,410(5)          Stated
  United Kingdom

BOLDER TECHNOLOGIES, INC.(3)
  Golden, CO                                100%               126,700               4.43             561,344            CPI

PETSMART, INC.(3)
  Ennis, TX                                 100%               229,950               2.24             514,540            CPI

OSHMAN SPORTING GOODS, INC.(3)
  Plano, TX                                 100%                47,000               9.17             431,197            Stated

AFFILIATED FOODS SOUTHWEST, INC.
  Hope and Little Rock (3), AR               50%              144,352                2.99             215,986            CPI

KROGER CO.
  Conway and N. Little Rock, AR              50%                78,075               5.30             206,806            CPI

SAFEWAY STORES INCORPORATED
  Broken Arrow, OK                           50%                50,340               5.65             142,110            % of
                                                                                                                         Sales

NORTHSTAR COMPUTER FORMS, INC.
  Golden, CO                                100%                23,042               5.03             115,901            Stated


VACANT
  Austin, TX(3);
  Hot Springs and Texarkana, AR              50%               177,776

SOCIETE HOTELIERE TOURISME
 GRAND NOBLE
  Toulouse, France                          100%                42,000        Under construction                         INSEE(6)


LEASE OBLIGOR/                                     LEASE                 MAXIMUM
Location                                           TERM                   TERM

---------------------------------------------------------------------------------
NICHOLSON WAREHOUSE, L.P.(3)
  Maple Heights, OH                               Dec. 2018             Dec. 2043

CFP GROUP, INC.(3)
  Owingsville, KY                                 Jun. 2020             Jun. 2035

PSC SCANNING, INC.(3)
  Eugene, OR                                      May 2014              May 2014

HUMCO HOLDING GROUP, INC.(3)
  Texarkana, TX; Orem, UT                         Dec. 2016             Dec. 2016

GATX LOGISTICS, INC.(3)
  Jacksonville, FL                                Dec. 2002             Dec. 2017

HIBBETT SPORTING GOODS, INC.(3)
  Birmingham, AL                                  Feb. 2011             Feb. 2026

SUPERIOR TELECOMMUNICATIONS,
 INC.(3)
  Brownwood, TX                                   Dec. 2013             Dec. 2038

CHILDTIME CHILDCARE, INC.(3)
  Naperville, IL; Centreville,
  Century Oaks, Manassas and
  Newport News, VA                                Aug. 2015             Aug. 2025

ISA INTERNATIONAL PLC(5)
  Bradford, West Yorkshire,                       May 2014              None
  United Kingdom

GLOYSTARNE & CO., LTD.
  Rotherdam, South Yorkshire,                     Dec. 2019             Dec. 2019
  United Kingdom

BOLDER TECHNOLOGIES, INC.(3)
  Golden, CO                                      Apr. 2008             Apr. 2008

PETSMART, INC.(3)
  Ennis, TX                                       Jan. 2013             Jan. 2013

OSHMAN SPORTING GOODS, INC.(3)
  Plano, TX                                       Jan. 2013             Jan. 2033

AFFILIATED FOODS SOUTHWEST, INC.
  Hope and Little Rock (3), AR                    Mar. 2002             Mar. 2037

KROGER CO.
  Conway and N. Little Rock, AR                   Feb. 2017             Feb. 2037

SAFEWAY STORES INCORPORATED
  Broken Arrow, OK                                Jan. 2008             Jan. 2033


NORTHSTAR COMPUTER FORMS, INC.
  Golden, CO                                      Sep. 2005             Sep. 2005

LEASE OBLIGOR/                             OWNERSHIP           SQUARE            RENT PER             SHARE OF           INCREASE
Location                                  INTEREST(1)          FOOTAGE            SQUARE            CURRENT ANNUAL        FACTOR
                                                                                   FOOT             ANNUAL RENTS(2)
----------------------------------------------------------------------------------------------------------------------------------

VACANT
  Austin, TX(3);
  Hot Springs and Texarkana, AR              50%               177,776

SOCIETE HOTELIERE TOURISME
 GRAND NOBLE
  Toulouse, France                          100%                42,000                            Under construction       INSEE(6)


LEASE OBLIGOR/                                LEASE             MAXIMUM
Location                                      TERM              TERM

---------------------------------------------------------------------------------
VACANT
  Austin, TX(3);
  Hot Springs and Texarkana, AR

SOCIETE HOTELIERE TOURISME
 GRAND NOBLE
  Toulouse, France                           Nov. 2012          Nov. 2030


         1.       Percentage of ownership in land and building, except as noted.
         2. Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and the Ownership Interest percentage.
         3.       These properties are encumbered by mortgage notes payable.
         4.       Includes percentage of sales rents.
         5.       Based on exchange rates at December 31, 2000.
         6. INSEE construction index, an index published quarterly by the French Government.


Item 3. Legal Proceedings.

As of the date here of, the Company is not a party of to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Information with respect to Registrant's common equity is hereby incorporated by reference to page 20 of the Company's Annual Report contained in Appendix A.


Item 6. Selected Financial Data.

Selected Financial Data are hereby incorporated by reference to page 1 of the Company's Annual Report contained in Appendix A.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 5 of the Company's Annual Report contained in Appendix A.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

Approximately $136,233,000 of CIP(R)'s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2000 ranged from LIBOR plus 1.625% to the lender's prime rate plus 2%.

(in thousands)             2001         2002         2003         2004         2005      Thereafter       Total       Fair Value
                           ----         ----         ----         ----         ----      ----------       -----       ----------
Fixed rate debt         $ 3,416        $ 9,797     $11,083       $12,128     $13,576       $86,233       $136,233      $141,229
Weighted average
    interest rate          8.84%          9.81%       8.92%         9.53%       9.16%         8.06%
Variable rate debt      $12,852        $13,145     $   163       $ 2,898           -             -       $ 29,058      $ 29,058

As of December 31, 2000, CIP(R) had no other material exposure to market risk.

Item 8. Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 6 to 19 of the Company's Annual Report contained in Appendix A:

  (i)    Report of Independent Accountants.
 (ii)    Consolidated Balance Sheets as of December 31, 1998, 1999 and 2000.
(iii) Consolidated Statements of Income for the years ended December 31, 1998, 1999 and 2000.
 (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1999 and 2000.
  (v) Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.
 (vi)    Notes to Consolidated Financial Statements.


Item 9. Disagreements on Accounting and Financial Disclosure.

NONE

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 11. Executive Compensation.

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


     (a)   1.     Consolidated Financial Statements:

                  The following consolidated financial statements are filed as a part of this Report:

                    Report of Independent Accountants.

                    Consolidated Balance Sheets, December 31, 1998, 1999 and
                    2000.

                    Consolidated Statements of Income for the years ended December 31, 1998, 1999 and 2000.

                    Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1999 and 2000.

                    Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.

                    Notes to Consolidated Financial Statements.


                  The consolidated financial statements are hereby incorporated by reference to pages 6 to 19 of the Company's Annual Report contained in Appendix A.


     (a)   2.     Financial Statement Schedule:

                  The following schedule is filed as a part of this Report:

                    Report of Independent Accountants.

                    Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2000.

                    Notes to Schedule III.


                  Schedule III and notes thereto are contained herein on pages 32 to 36 of this Form 10-K.


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

      Exhibit
        No.                Description                                                         Method of Filing
        ---                -----------                                                         ----------------
        3.1       Articles of Amendment and Restatement.                                 Exhibit 3(A) to Registration
                                                                                         Statement (Form S-11) No. 33-39409

        3.2       Amended Bylaws of Registrant.                                          Exhibit 3(B) to Registration
                                                                                         Statement (Form S-11) No. 33-39409

       10.1       Amended Advisory Agreement.                                            Exhibit 10(A)(2) to Registration
                                                                                         Statement (Form S-11) No. 33-39409

       10.2       Lease between Marcourt Investments Incorporated                        Filed as Exhibit 10(D)(1) to
                  ("Marcourt") and CTYD III Corporation ("CTYD").                        Registrant's Post Effective
                                                                                         Amendment No. 1 to Form S-11

       10.3       Series A-2 9.94% Secured Note from Marcourt to the                     Filed as Exhibit 10(D)(2) to
                  registered owner of note (Various Series A-1 9.94%                     Registrant's Post Effective
                  Notes in an aggregate amount of 38,750,000 substantially               Amendment No. 1 to Form S-11
                  in the form of the Series A-1 9.94% Note attached, were
                  issued by Marcourt in connection with the Financing).

       10.4       Series A-2 11.18% Secured Note from Marcourt to the                    Filed as Exhibit 10(D)(3) to
                  registered owner of note (Various notes in an aggregate                Registrant's Post Effective
                  amount of 70,250,000 substantially in the form of the                  Amendment No. 1 to Form S-11
                  Series A-2 11.18% Note attached, were issued by
                  Marcourt in connection with the Financing.

       10.5       Indenture between Marcourt, as borrower, to First                      Filed as Exhibit 10(D)(4) to
                  Fidelity Bank, National Association, New Jersey, as                    Registrant's Post Effective
                  trustee ("Trustee").                                                   Amendment No. 1 to Form S-11

       10.6       Real Estate Deed of Trust from Marcourt to Albuquerque                 Filed as Exhibit 10(D)(5) to
                  Title Company, as trustee for benefit of the Trustee                   Registrant's Post Effective
                  filed in New Mexico, securing Series A-1 9.94% Notes and               Amendment No. 1 to Form S-11
                  Series A-2 ll.18% notes allocated to Albuquerque, New
                  Mexico Marriott property (Deeds of Trust or Mortgages
                  substantially similar to this Deed of Trust were filed
                  in all other jurisdictions in which Marriott Properties
                  are located.  Such other deeds of trust or mortgages
                  secure the principal amount of Series A-1 9.94% Notes
                  and Series A-2 11.18% Notes allocated to the Marriott
                  Properties located in such other jurisdictions)

      Exhibit
        No.                Description                                                         Method of Filing
        ---                -----------                                                         ----------------
       10.7       Second Real Estate Deed of Trust from Marcourt to                      Filed as Exhibit 10(D)(6) to
                  Albuquerque Title Company as trustee for the benefit of                Registrant's Post Effective
                  the Trustee, filed in New Mexico, securing all Series                  Amendment No. 1 to Form S-11
                  A-1 9.94% Notes and Series A-2 11.18% Notes other than
                  those notes allocated to the Albuquerque, New Mexico
                  Marriott property (Deeds of trust or mortgages
                  substantially similar to this Second Real Estate Deed of
                  Trust were filed in all other jurisdictions in which the
                  remaining Marriott Properties are located. Such other
                  deeds  of  trust  or  mortgages  secure the principal
                  amount of Series A-1 9.94% Notes and  Series  A-2
                  11.18%  Notes  allocated to all Marriott  Properties
                  not  located  in  the jurisdiction in which such other
                  deeds of trust were filed for recording).

       10.8       Guaranty from the Registrant, Corporate Property                       Filed as Exhibit 10(D)(7) to
                  Associates 10 Incorporated, Trammell Crow Equity                       Registrant's Post Effective
                  Partners II, Ltd. ("TCEP II") and PA/First Plaza Limited               Amendment No. 1 to Form S-11
                  Partnership ("First Plaza") as guarantors, to the
                  Trustee.

       10.9       Shareholders Agreement between the Registrant, Corporate               Filed as Exhibit 10(D)(8) to
                  Property Associates 10 Incorporated ("CPA(R):10"), TCEP                Registrant's Post Effective
                  II and First Plaza.                                                    Amendment No. 1 to Form S-11

       10.10      Assignment and Assumptions of Lease Agreement for                      Filed as Exhibit 10(E)(1)(a) to
                  property located in Glendale, Arizona                                  Registrant's Post Effective
                                                                                         Amendment No. 1 to Form S-11

       10.11      Assignment and Assumptions of  Lease Agreement for                     Filed as Exhibit 10(E)(1)(b) to
                  property located in Ft. Smith, Arkansas                                Registrant's Post Effective
                                                                                         Amendment No. 1 to Form S-11

       10.12      Assignment and Assumptions of Lease Agreement for                      Filed as Exhibit 10(E)(1)(c) to
                  property located in Escondido, California.                             Registrant's Post Effective
                                                                                         Amendment No. 1 to Form S-11

       10.13      Assignment and Assumptions of Lease Agreement for                      Filed as Exhibit 10(E)(1)(d) to
                  property located in Broken Arrow, Oklahoma.                            Registrant's Post Effective
                                                                                         Amendment No. 1 to Form S-11

       10.14      Assignment and Assumptions of Lease Agreement for                      Filed as Exhibit 10(E)(1)(e) to
                  property located in Weatherford, Oklahoma.                             Registrant's Post Effective
                                                                                         Amendment No. 1 to Form S-11

       10.15      Assignment and Assumptions of Lease Agreement for                      Filed as Exhibit 10(E)(1)(f) to
                  property located in Center, Texas.                                     Registrant's Post Effective
                                                                                         Amendment No. 1 to Form S-11

       10.16      Assignment and Assumptions of Lease Agreement for                      Filed as Exhibit 10(E)(1)(g) to
                  property located in Groves, Texas.                                     Registrant's Post Effective
                                                                                         Amendment No. 1 to Form S-11

       10.17      Assignment and Assumptions of Lease Agreement for                      Filed as Exhibit 10(E)(1)(h) to
                  property located in Silsbee, Texas.                                    Registrant's Post Effective
                                                                                         Amendment No. 1 to Form S-11

      Exhibit
        No.                Description                                                         Method of Filing
        ---                -----------                                                         ----------------
       10.18      Assignment and Assumptions of Lease Agreement for                      Filed as Exhibit 10(E)(1)(i) to
                  property located in Vidor, Texas.                                      Registrant's Post Effective
                                                                                         Amendment No. 1 to Form S-11

       10.19      Lease Amendments for the Ft. Smith, Arkansas and                       Filed as Exhibit 10(E)(2) to
                  Weatherford, Oklahoma properties.                                      Registrant's Post Effective
                                                                                         Amendment No. 1 to Form S-11

       10.20      Promissory Note from subsidiaries of the Registrant and                Filed as Exhibit 10(E)(3) to
                  CPA(R):10 to The New England Mutual Life Insurance                     Registrant's Post Effective to Form
                  Company ("New England").                                               S-11 Amendment No. 1

       10.21      Mortgage/Deed of Trust from subsidiaries of the                        Filed as Exhibit 10(E)(4)(a) to
                  Registrant and CPA(R):10 to New England encumbering the                Registrant's Post Effective
                  property in Ft. Smith, Arkansas                                        Amendment No. 1 to Form S-11

       10.22      Mortgage/Deed of Trust from subsidiaries of the                        Filed as Exhibit 10(E)(4)(b) to
                  Registrant and CPA(R):10 to New England encumbering the                Registrant's Post Effective
                  property in Weatherford, Oklahoma                                      Amendment No. 1 to Form S-11

       10.23      Mortgage/Deed of Trust from subsidiaries of the                        Filed as Exhibit 10(E)(4)(c) to
                  Registrant and CPA(R):10 to New England encumbering the                Registrant's Post Effective
                  properties in Center, Groves, Silsbee, and Vidor, Texas.               Amendment No. 1 to Form S-11

       10.24      Lease Agreement between QRS 10-9 (AR), Inc. ("QRS 10-9")               Filed as Exhibit 10(F)(1) to
                  and QRS 11-2(AR), Inc. ("QRS 11-2") as landlord and                    Registrant's Post Effective
                  Acadia Stores 63, Inc. ("Tenant") as tenant.                           Amendment No. 3 to Form S-11

       10.25      Co-Tenancy Agreement between QRS 10-9 and QRS 11-2.                    Filed as Exhibit 10(F)(2) to
                                                                                         Registrant's Post Effective
                                                                                         Amendment No. 3 to Form S-11

       10.26      Term Loan Agreement among The First National Bank of                   Filed as Exhibit 10(F)(3) to
                  Boston ("First Lender"), QRS 10-9 and QRS 11-2.                        Registrant's Post Effective
                                                                                         Amendment No. 3 to Form S-11

       10.27      Note of QRS 10-9 and QRS 11-2 to First Lender.                         Filed as Exhibit 10(F)(4) to
                                                                                         Registrant's Post Effective
                                                                                         Amendment No. 3 to Form S-11

       10.28      Fee and Leasehold Mortgages from QRS10-9 and QRS 11-2 to               Filed as Exhibit 10(F)(5) to
                  First Lender for the following jurisdictions:                          Registrant's Post Effective
                  a.  Arkansas (one representative fee mortgage and                      Amendment No. 3 to Form S-11
                      leasehold mortgage included)
                  b.  Louisiana
                  c.  Mississippi

       10.29      Term Loan Agreement among Acadia Partners , L.P.                       Filed as Exhibit 10(F)(6) to
                  ("Second Lender"), QRS 10-9 and QRS 11-2.                              Registrant's Post Effective
                                                                                         Amendment No. 3 to Form S-11

       10.30      Note of QRS 10-9 and QRS 11-2 to Second Lender.                        Filed as Exhibit 10(F)(7) to
                                                                                         Registrant's Post Effective
                                                                                         Amendment No. 3 to Form S-11

      Exhibit
        No.                Description                                                         Method of Filing
        ---                -----------                                                         ----------------
       10.31      Fee Mortgages and Leasehold Mortgages from QRS 10-9 and                Filed as Exhibit 10(F)(8) to
                  QRS 11 -2 to Second Lender for the following                           Registrant's Post Effective
                  jurisdictions:                                                         Amendment No. 3 to Form S-11
                  a. Arkansas (one representative fee mortgage and
                     leasehold mortgage included)
                  b. Louisiana
                  c. Mississippi

       10.32      Guaranty from Harvest Foods, Inc., a Delaware                          Filed as Exhibit 10(F)(9) to
                  corporation, to QRS 10-9 and QRS 11-2.                                 Registrant's Post Effective
                                                                                         Amendment No. 3 to Form S-11

       10.33      Guaranty from Harvest Foods, Inc., an Arkansas                         Filed as Exhibit 10(F)(10) to
                  corporation, to QRS 10-9 and QRS 11-2.                                 Registrant's Post Effective
                                                                                         Amendment No. 3 to Form S-11

       10.34      Lease between QRS 10-12 (TX), Inc. ("QRS 10-12"), QRS                  Filed as Exhibit 10(G)(1) to
                  11-5 (TX), Inc. ("QRS 11-5") and Summagraphics.                        Registrant's Post Effective
                                                                                         Amendment No. 3 to Form S-11

       10.35      Co-Tenancy Agreement between QRS 10-12, and QRS 11-5.                  Filed as Exhibit 10(G)(2) to
                                                                                         Registrant's Post Effective
                                                                                         Amendment No. 3 to Form S-11

       10.36      $3,700,000 Promissory Note from QRS 10-12 (TX), Inc.,                  Filed as Exhibit 10(H)(1) to
                  ("QRS 10-12"), and QRS 11-5 (TX) Inc. ("QRS 11-5"), to                 Registrant's Post Effective
                  Creditanstalt-Bankverein ("Lender").                                   Amendment No. 4 to Form S-11

       10.37      Deed of Trust and Security Agreement from QRS 10- 12 and               Filed as Exhibit 10(H)(2) to
                  QRS 11-5 to John O. Langdon, Trustee, for benefit of                   Registrant's Post Effective
                  Lender.                                                                Amendment No. 4 to Form S-11

       10.38      Guaranty Agreement between Registrant and Corporate                    Filed as Exhibit 10(H)(3) to
                  Property Associates 10 Incorporated as guarantor and                   Registrant's Post Effective
                  Lender.                                                                Amendment No. 4 to Form S-11

       10.39      Real Estate Purchase and Sale Contract between Belmet                  Filed as Exhibit 10(I)(1) to
                  (IL) QRS 11-9, Inc. ("QRS 11-9") as purchaser and                      Registrant's Post Effective
                  Mission Leasing and Bank of Rantoul (collectively, to                  Amendment No. 4
                  Form S-11 "Seller").

       10.40      Assignment and Assumption of Lease between QRS 11-9 and                Filed as Exhibit 10(I)(2) to
                  Seller.                                                                Registrant's Post Effective
                                                                                         Amendment No. 4 to Form S-11

       10.41      Assignment of Permits and Warranties from Seller to QRS                Filed as Exhibit 10(I)(3) to
                  11-9.                                                                  Registrant's Post Effective
                                                                                         Amendment No. 4 to Form S-11

       10.42      Industrial Building Lease ("Lease") dated November 16,                 Filed as Exhibit 10(I)(4) to
                  1989 between Seller and Bell, together with First                      Registrant's Post Effective
                  Amendment to Lease, dated September 19, 1991.                          Amendment No. 4 to Form S-11

       10.43      Second Amendment to Lease.                                             Filed as Exhibit 10(I)(5) to
                                                                                         Registrant's Post Effective
                                                                                         Amendment No. 4 to Form S-11

      Exhibit
        No.                Description                                                         Method of Filing
        ---                -----------                                                         ----------------
       10.44      Land Purchase Agreement between MMI (SC) QRS 11-11 Inc.                Filed as Exhibit 10(J)(1) to
                  ("QRS 11-11") and Amerisure, Inc. regarding three acre                 Registrant's Post Effective
                  parcel.                                                                Amendment No. 5 to Form S-11

       10.45      Mortgage from Amerisure, Inc. to QRS 11-11 regarding                   Filed as Exhibit 10(J)(2) to
                  three acre parcel.                                                     Registrant's Post Effective
                                                                                         Amendment No. 5 to Form S-11

       10.46      Lease Agreement between QRS 11-11, as Landlord. and MMI,               Filed as Exhibit 10(J)(3) to
                  as tenant.                                                             Registrant's Post Effective
                                                                                         Amendment No. 5 to Form S-11

       10.47      Assignment, Reassignment and Assumption of Lease among                 Filed as Exhibit 10(J)(4) to
                  Amerisure, Inc., QRS11-11 and UIC.                                     Registrant's Post Effective
                                                                                         Amendment No. 5 to Form S-11

       10.48      Loan Agreement between The Penn Mutual Life Insurance                  Filed as Exhibit 10(J)(5) to
                  Company ("Penn Mutual") and QRS 11-11.                                 Registrant's Post Effective
                                                                                         Amendment No. 5 to Form S-11

       10.49      $9,500,000 Promissory Note from QRS 11-11 to Penn Mutual.              Filed as Exhibit 10(J)(6) to
                                                                                         Registrant's Post Effective
                                                                                         Amendment No. 5 to Form S-11

       10.50      Mortgage and Security Agreement from QRS 11-11 to Penn                 Filed as Exhibit 10(J)(7) to
                  Mutual.                                                                Registrant's Post Effective
                                                                                         Amendment No. 5 to Form S-11

       10.51      Lease Agreement between BVS (NY) QRS 11-10, Inc. ("QRS                 Filed as Exhibit 10(K)(1) to
                  11-10") as landlord, and BVS, as tenant.                               Registrant's Post Effective
                                                                                         Amendment No. 5 to Form S-11

       10.52      Reciprocal Easement and Operation Agreement between QRS                Filed as Exhibit 10(K)(2) to
                  11-10 and Fairview Plaza Corporation ("FPC").                          Registrant's Post Effective
                                                                                         Amendment No. 5 to Form S-11

       10.53      Lease Agreement between QRS 11-12, (FL), Inc., ("QRS                   Filed as Exhibit 10(L)(2) to
                  11-12"), as Landlord, and Unit, as tenant.                             Registrant's Post Effective
                                                                                         Amendment No. 5 to Form S-11

       10. 54     Guaranty and Suretyship Agreement from Unit to QRS 11-12.              Filed as Exhibit 10(L)(4) to
                                                                                         Registrant's Post Effective
                                                                                         Amendment No. 5 to Form S-11

       10.55      Indemnity Agreement between GATX Corporation and QRS                   Filed as Exhibit 10(L)(5) to
                  11-12.                                                                 Registrant's Post Effective
                                                                                         Amendment No. 5 to Form S-11

       10.56      Assignment and Assumption of Lease by Charlotte                        Filed as Exhibit 10(M)(1) to
                  Telephone Associates Limited Partnership ("CTA") to QRS                Registrant's Post Effective
                  11-14 (NC), Inc. ("QRS 11-14").                                        Amendment No. 5 to Form S-11

       10.57      Purchase and Sale Agreement between Neoserv (CO) QRS                   Filed as Exhibit 10.1 to
                  10-13, Inc. ("QRS:10") and Neoserv (CO) QRS 11-8, Inc.                 Registrant's Form 8-K dated October
                  ("QRS:11") as purchasers and Homart Development Co.                    29, 1992
                  ("Homart").

      Exhibit
        No.                Description                                                         Method of Filing
        ---                -----------                                                         ----------------
       10.58      Promissory Note of QRS:10 and QRS:11 to Homart.                        Filed as Exhibit 10.2 to
                                                                                         Registrant's Form 8-K dated October
                                                                                         29, 1992

       10.59      Deed of Trust from QRS:10 and QRS:11 for benefit of                    Filed as Exhibit 10.3 to
                  Homart.                                                                Registrant's Form 8-K dated October
                                                                                         29, 1992

       10.60      Option Agreement between QRS:10 and QRS:11 as option                   Filed as Exhibit 10.4 to
                  grantee and Homart as option grantor.                                  Registrant's Form 8-K dated October
                                                                                         29, 1992

       10.61      Co-Tenancy Agreement between QRS:10 and QRS:11.                        Filed as Exhibit 10.5 to
                                                                                         Registrant's Form 8-K dated October
                                                                                         29, 1992

       10.62      Lease from QRS:10 and QRS:11 as lessor and Neodata                     Filed as Exhibit 10.6 to
                  Services, Inc. ("Neodata") as lessee.                                  Registrant's Form 8-K dated October
                                                                                         29, 1992

       10.63      Guaranty Agreement from Neodata Corporation as guarantor               Filed as Exhibit 10.7 to
                  to QRS:10 and QRS:11.                                                  Registrant's Form 8-K dated October
                                                                                         29, 1992

       10.64      Promissory Note of QRS:10 and QRS:11 to Neodata.                       Filed as Exhibit 10.8 to
                                                                                         Registrant's Form 8-K dated October
                                                                                         29, 1992

       10.65      Deed of Trust from QRS:10 and QRS:11 for benefit of                    Filed as Exhibit 10.9 to
                  Neodata.                                                               Registrant's Form 8-K dated October
                                                                                         29, 1992

       10.66      Construction Contract between QRS:10 and QRS:11 as                     Filed as Exhibit 10.10 to
                  owners and Austin Commercial, Inc. ("Austin") as                       Registrant's Form 8-K dated October
                  contractor.                                                            29, 1992

       10.67      Guaranty from Austin to QRS:10 and QRS:11.                             Filed as Exhibit 10.11 to
                                                                                         Registrant's Form 8-K dated October
                                                                                         29, 1992

       10.68      Construction Agency Agreement between QRS:10 and QRS:11                Filed as Exhibit 10.12 to
                  as owners and Neodata as agent.                                        Registrant's Form 8-K dated October
                                                                                         29, 1992

       10.69      Land Purchase Agreement between MMI (SC) QRS 11-11, Inc.               Filed as Exhibit 10.1 to
                  ("QRS 11-11") and Amerisure, Inc. ("Amerisure")                        Registrant's Form 8-K dated January
                  regarding three acre parcel.                                           5, 1993

       10.70      Mortgage from Amerisure to QRS 11-11 regarding three                   Filed as Exhibit 10. 2 to
                  acre parcel.                                                           Registrant's Form 8-K dated January
                                                                                         5, 1993

       10.71      Lease Agreement between QRS 11-11, as Landlord, and MMI                Filed as Exhibit 10.3 to
                  as tenant.                                                             Registrant's Form 8-K dated January
                                                                                         5, 1993

       10.72      Assignment, Reassignment and Assumption of Lease among                 Filed as Exhibit 10.4 to
                  Amerisure, Inc., QRS 11-11 and UIC.                                    Registrant's Form 8-K dated January
                                                                                         5, 1993

       10.73      Loan Agreement between The Penn Mutual Life Insurance                  Filed as Exhibit 10.5 to
                  Company ("Penn Mutual") and QRS 11-11.                                 Registrant's Form 8-K dated January
                                                                                         5, 1993

       10.74      $9,500,000 Promissory Note  from QRS 11-11 to Penn                     Filed as Exhibit 10.6 to
                  Mutual.                                                                Registrant's Form 8-K dated January
                                                                                         5, 1993

       10.75      Mortgage and Security Agreement from QRS 11-11 to Penn                 Filed as Exhibit 10.7 to
                  Mutual.                                                                Registrant's Form 8-K dated January
                                                                                         5, 1993

       10.76      Lease Agreement between BVS (NY) QRS 11-10, Inc. ("QRS                 Filed as Exhibit 10.8 to
                  11-10"), as landlord, and BVS, as tenant.                              Registrant's Form 8-K dated January
                                                                                         5, 1993

      Exhibit
        No.                Description                                                         Method of Filing
        ---                -----------                                                         ----------------
       10.77      Reciprocal Easement and Operation Agreement between QRS                Filed as Exhibit 10.9 to
                  11-10 and Fairview Plaza, Inc.                                         Registrant's Form 8-K dated January
                                                                                         5, 1993

       10.78      Lease Agreement between QRS 11-12 (FL), Inc. ("QRS                     Filed as Exhibit 10.10 to
                  11-12"), as landlord, and Unit, as tenant.                             Registrant's Form 8-K dated January
                                                                                         5, 1993

       10.79      Guaranty and Suretyship Agreement from Unit to QRS 11-12.              Filed as Exhibit 10.11 to
                                                                                         Registrant's Form 8-K dated January
                                                                                         5, 1993

       10.80      Indemnity Agreement between GATX Corporation and QRS                   Filed as Exhibit 10.12 to
                  11-12.                                                                 Registrant's Form 8-K dated January
                                                                                         5, 1993

       10.81      Assignment and Assumption of Lease and Lease Guaranty                  Filed as Exhibit 10.1 to
                  from Oakbrook Development Corp. ("Oakbrook") to Books CT               Registrant's Form 8-K dated April 5,
                  QRS 11-15, Inc. ("QRS 11-15").                                         1993

       10.82      Co-Tenancy Agreement between DDI (NE) QRS 10-15, Inc.                  Filed as Exhibit 10.2 to
                  ("QRS 10-15") and DDI (NE) QRS 11-13, Inc. ("QRS 11-13").              Registrant's Form 8-K dated April 5,
                                                                                         1993

       10.83      Cross Indemnity Agreement between QRS 10-15 and QRS                    Filed as Exhibit 10.3 to
                  11-13.                                                                 Registrant's Form 8-K dated April 5,
                                                                                         1993

       10.84      Lease Agreement between QRS 10-15 and QRS 11-13, as                    Filed as Exhibit 10.4 to
                  landlord, and Data Documents, Inc. ("DDI"), as tenant.                 Registrant's Form 8-K dated April 5,
                                                                                         1993

       10.85      Loan Agreement between QRS 10-15 and QRS 11-13, as                     Filed as Exhibit 10.5 to
                  borrower, and U S West Financial Services, Inc. ("US                   Registrant's Form 8-K dated April 5,
                  West"), as lender.                                                     1993

       10.86      $8,000,000 Promissory Note from QRS 10-15 and QRS 11-13                Filed as Exhibit 10.6 to
                  to US West.                                                            Registrant's Form 8-K dated April 5,
                                                                                         1993

       10.87      Deed of Trust from QRS 10-15 and QRS 11-13 to US West                  Filed as Exhibit 10.7 to
                  (for filing in the states of Colorado, Nebraska and                    Registrant's Form 8-K dated April 5,
                  Texas).                                                                1993

       10.88      Mortgage from QRS 10-15 and QRS 11-13 to US West (for                  Filed as Exhibit 10.8 to
                  filing in the state of Kansas).                                        Registrant's Form 8-K dated April 5,
                                                                                         1993

       10.89      Assignment of Parent Guaranty from QRS 10-15 and QRS                   Filed as Exhibit 10.9 to
                  11-13.                                                                 Registrant's Form 8-K dated April 5,
                                                                                         1993

       10.90      Deed of Trust Note from QRS 11-14 (NC), Inc. ("QRS                     Filed as Exhibit 10.1 to
                  11-14") to Kredietbank N.V. ("Kredietbank").                           Registrant's Form 8-K dated April
                                                                                         13, 1993

       10.91      Deed of Trust from QRS 11-14 for the benefit of                        Filed as Exhibit 10.2 to
                  Kredietbank.                                                           Registrant's Form 8-K dated April
                                                                                         13, 1993

       10.92      Assignment of Leases and Rents from QRS 11-14 to                       Filed as Exhibit 10.3 to
                  Kredietbank.                                                           Registrant's Form 8-K dated April
                                                                                         13, 1993

       10.93      Escrow Agreement between QRS 11-14 and Kredietbank.                    Filed as Exhibit 10.4 to
                                                                                         Registrant's Form 8-K dated April
                                                                                         13, 1993

      Exhibit
        No.                Description                                                         Method of Filing
        ---                -----------                                                         ----------------
       10.94      Lease Agreement between BB Property Company, as lessor,                Filed as Exhibit 10.1 to
                  and Best Buy, as lessee.                                               Registrant's Form 8-K dated May 6,
                                                                                         1993

       10.95      Note Purchase Agreement among BB Property Company, Best                Filed as Exhibit 10.2 to
                  Buy, and TIAA.                                                         Registrant's Form 8-K dated May 6,
                                                                                         1993

       10.96      $32,800,000 Note from BB Property Company to TIAA.                     Filed as Exhibit 10.3 to
                                                                                         Registrant's Form 8-K dated May 6,
                                                                                         1993

       10.97      Deed of Trust and Security Agreement from BB Property                  Filed as Exhibit 10.4 to
                  Company for the benefit of TIAA.                                       Registrant's Form 8-K dated May 6,
                                                                                         1993

       10.98      $3,200,000 Promissory Note from BVS (NY) QRS 11-10, Inc.               Filed as Exhibit 10.5 to
                  ("BVS") to Orix.                                                       Registrant's Form 8-K dated May 6,
                                                                                         1993

       10.99      Mortgage, Assignment of Leases and Rents, Security                     Filed as Exhibit 10.6 to
                  Agreement and Fixture Filing from BVS to Orix.                         Registrant's Form 8-K dated May 6,
                                                                                         1993

       10.100     Purchase Agreement between QRS 11-19, as owner, and                    Filed as Exhibit 10.2 to
                  Lincoln Technical Institute, as buyer.                                 Registrant's Form 8-K dated August
                                                                                         13, 1993

       10.101     Lease Agreement between Unitech (IL) QRS 11-19, Inc.                   Filed as Exhibit 10(P)(1) to
                  ("QRS 11-19"), as landlord, and UTI.                                   Registrant's Post Effective
                                                                                         Amendment No. 6 to Form S-11

       10.102     Guaranty and Suretyship Agreement from Lincoln Technical               Filed as Exhibit 10(P)(2) to
                  Institute of Arizona, Inc. to QRS 11-19.                               Registrant's Post Effective
                                                                                         Amendment No. 6 to Form S-11

       10.103     Modification of Loan Documents and Assumption Agreement                Filed as Exhibit 10(P)(3) to
                  among Chicago Investment Properties Limited Partnership,               Registrant's Post Effective
                  the Guarantors QRS 11-19 and the Fidelity Mutual Life                  Amendment No. 6 to Form S-11
                  Insurance Company.

       10.104     Rate Cap Transaction letter Agreement between BVS and                  Filed as Exhibit 10(Q)(4) to
                  Chemical Bank ("Chemical").                                            Registrant's Post Effective
                                                                                         Amendment No. 6 to Form S-11

       10.105     Consent and Agreement between Chemical, Orix and BVS.                  Filed as Exhibit 10(Q)(5) to
                                                                                         Registrant's Post Effective
                                                                                         Amendment No. 6 to Form S-11

       10.106     Assignment of Interest Rate Protection Agreement from                  Filed as Exhibit 10(Q)(6) to
                  BVS to Orix.                                                           Registrant's Post Effective
                                                                                         Amendment No. 6 to Form S-11

       10.107     Warrant issued by Merit to the Registrant.                             Filed as Exhibit 10(S)(1) to
                                                                                         Registrant's Post Effective
                                                                                         Amendment No. 6 to Form S-11

       10.108     Lease Agreement between QRS 11-20 (UT), Inc. ("QRS                     Filed as Exhibit 10(S)(2) to
                  11-20"), as landlord, and Merit, as tenant.                            Registrant's Post Effective
                                                                                         Amendment No. 6 to Form S-11

       10.109     Guaranty Agreement from the Registrant to Merit.                       Filed as Exhibit 10(S)(3) to
                                                                                         Registrant's Post Effective
                                                                                         Amendment No. 6 to Form S-11

      Exhibit
        No.                Description                                                         Method of Filing
        ---                -----------                                                         ----------------
       10.110     Construction Management Agreement between Merit and the                Filed as Exhibit 10(S)(4) to
                  Koll Company.                                                          Registrant's Post Effective
                                                                                         Amendment No. 6 to Form S-11

       10.111     Construction Agreement between Merit and Camco                         Filed as Exhibit 10(S)(5) to
                  Construction Company, Inc.                                             Registrant's Post Effective
                                                                                         Amendment No. 6 to Form S-11

       10.112     Construction Agency Agreement between Merit and QRS                    Filed as Exhibit 10(S)(6) to
                  11-20.                                                                 Registrant's Post Effective
                                                                                         Amendment No. 6 to Form S-11

       10.113     $8,250,000 Promissory Note from QRS 11-20 to First                     Filed as Exhibit 10(S)(7) to
                  Interstate Bank of Utah, N.A. ("Lender").                              Registrant's Post Effective
                                                                                         Amendment No. 6 to Form S-11

       10.114     Deed of Trust, Assignment of Rents, Security Agreement                 Filed as Exhibit 10(S)(8) to
                  and Financing Statement from QRS 11-20 for the benefit                 Registrant's Post Effective
                  of Lender.                                                             Amendment No. 6 to Form S-11

       10.115     Assignment of Leases and Rents made by QRS 11-20 in                    Filed as Exhibit 10(S)(9) to
                  favor of Lender.                                                       Registrant's Post Effective
                                                                                         Amendment No. 6 to Form S-11

       10.116     Loan Agreement between QRS 11-20 and Lender.                           Filed as Exhibit 10(S)(10) to
                                                                                         Registrant's Post Effective
                                                                                         Amendment No. 6 to Form S-11

       10.117     Assignment and Assumption of Bid dated as of April 14,                 Filed as Exhibit 10(T)(1) to
                  1993 among QRS 11-17 (NY), Inc. ("QRS 11-17"), E.B.                    Registrant's Post Effective
                  Properties, Inc. ("EB") and The Dime Savings Bank of New               Amendment No. 7 to Form S-11
                  York, FSB ("Dime"), as amended and supplemented by the
                  First Supplement dated April 15, 1993 and by the Second
                  Supplement dated April 22, 1993 and by letters dated May
                  12, June 9 and June 18, 1993.

       10.118     Assignment and Assumption Agreement, dated March 4,                    Filed as Exhibit 10(T)(2) to
                  1993, as amended , between Dime and EB, as assigned by                 Registrant's Post Effective
                  Assignment  dated April 14, 1993.                                      Amendment No. 7 to Form S-11

       10.119     Lease dated as of August 1, 1986 between D. Grossman and               Filed as Exhibit 10(T)(3) to
                  Mormax Corporation (as assumed by QRS 11-21, Inc. ("QRS                Registrant's Post Effective
                  11-21") by virtue of documents listed at (10)(T)(1)).                  Amendment No. 7 to Form S-11

       10.120     Promissory Note from QRS 11-17 to Dime in the amount of                Filed as Exhibit 10(T)(4) to
                  $7,000,000.                                                            Registrant's Post Effective
                                                                                         Amendment No. 7 to Form S-11

       10.121     Mortgage from QRS 11-17 to Dime.                                       Filed as Exhibit 10(T)(5) to
                                                                                         Registrant's Post Effective
                                                                                         Amendment No. 7 to Form S-11

       10.122     Collateral Assignment of Leases and Rents by QRS 11-17                 Filed as Exhibit 10(T)(6) to
                  in favor of Dime.                                                      Registrant's Post Effective
                                                                                         Amendment No. 7 to Form S-11

      Exhibit
        No.                Description                                                         Method of Filing
        ---                -----------                                                         ----------------
       10.123     Agreement of Indemnity by QRS 11-17 in favor of Dime.                  Filed as Exhibit 10(T)(7) to
                                                                                         Registrant's Post Effective
                                                                                         Amendment No. 7 to Form S-11

       10.124     Lease Agreement between SCF (TN) QRS 11-21, as landlord,               Filed as Exhibit 10(U)(1) to
                  and SCM, as tenant.                                                    Registrant's Post Effective
                                                                                         Amendment No. 7 to Form S-11

       10.125     Warrant issued by Sports & Fitness Clubs Inc. ("SFC") to               Filed as Exhibit 10(U)(2) to
                  QRS 11-21.                                                             Registrant's Post Effective
                                                                                         Amendment No. 7 to Form S-11

       10.126     Guaranty and Suretyship Agreement by SFC and Sports and                Filed as Exhibit 10(U)(3) to
                  Fitness Clubs of America, Inc. ("SFCA") to QRS 11-21.                  Registrant's Post Effective
                                                                                         Amendment No. 7 to Form S-11

       10.127     Purchase Agreement between QRS 11-21, as owner, and SFC,               Filed as Exhibit 10(U)(4) to
                  as buyer.                                                              Registrant's Post Effective
                                                                                         Amendment No. 7 to Form S-11

       10.128     Term Loan Agreement between QRS 11-21, as borrower, and                Filed as Exhibit 10(U)(5) to
                  Union Planters National Bank, as lender ("Union                        Registrant's Post Effective
                  Planters").                                                            Amendment No. 7 to Form S-11

       10.129     Note in the amount of $2,800,000 dated July 20, 1993                   Filed as Exhibit 10(U)(6) to
                  from QRS 11-21 for the benefit of Union Planters.                      Registrant's Post Effective
                                                                                         Amendment No. 7 to Form S-11

       10.130     Deed of Trust, Assignment of Rents and Security                        Filed as Exhibit 10(U)(7) to
                  Agreement from QRS 11-21 for the benefit of Union                      Registrant's Post Effective
                  Planters.                                                              Amendment No. 7 to Form S-11

       10.131     Acknowledgment of Assignment of Lease, Guaranty and                    Filed as Exhibit 10(U)(8) to
                  Purchase Agreements between SCM, SFC, SFCA, QRS 11-21                  Registrant's Post Effective
                  and Union Planters.                                                    Amendment No. 7 to Form S-11

       10.132     Real Estate Contract of Sale between Abacus Capital                    Filed as Exhibit 10(V)(1) to
                  Corporation, as seller, and Registrant, or its assigns,                Registrant's Post Effective
                  as Buyer.                                                              Amendment No. 7 to Form S-11

       10.133     Real Estate Contract of Sale between Abacus Capital                    Filed as Exhibit 10.1 to
                  Corporation ("Abacus"), as seller, and Registrant, as                  Registrant's Form 8-K dated February
                  buyer.                                                                 24, 1994

       10.134     Assignment of Real Estate Contract of Sale from                        Filed as Exhibit 10.2 to
                  Registrant to the PETSMART Subsidiary.                                 Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.135     Assignment and Assumption of Lease between Abacus and                  Filed as Exhibit 10.3 to
                  the PETSMART Subsidiary.                                               Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.136     Loan Agreement between NationsBank and the PETSMART                    Filed as Exhibit 10.4 to
                  Subsidiary.                                                            Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.137     $2,500,000 Promissory Note made by the PETSMART                        Filed as Exhibit 10.5 to
                  Subsidiary to NationsBank.                                             Registrant's Form 8-K dated February
                                                                                         24, 1994

      Exhibit
        No.                Description                                                         Method of Filing
        ---                -----------                                                         ----------------
       10.138     Deed of Trust, Assignment, Security Agreement and                      Filed as Exhibit 10.6 to
                  Financing Statement from the PETsMART Subsidiary to                    Registrant's Form 8-K dated February
                  NationsBank.                                                           24, 1994

       10.139     Lease Agreement between the Braintree Subsidiary, as                   Filed as Exhibit 10.7 to
                  landlord, and Barnes & Noble, as tenant.                               Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.140     Real Estate Purchase and Sale Contract between the ELWA                Filed as Exhibit 10.8 to
                  Subsidiary, as buyer, and Big V, as seller.                            Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.141     Lease Agreement between the ELWA Subsidiary, as                        Filed as Exhibit 10.9 to
                  landlord, and Big V as tenant.                                         Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.142     Guaranty and Suretyship Agreement executed by Big V                    Filed as Exhibit 10.10 to
                  Holding.                                                               Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.143     Amended, Restated and Consolidated Bonds to Key Bank, as               Filed as Exhibit 10.11 to
                  lender, from the ELWA Subsidiary, as borrower.                         Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.144     Amended and Restated Mortgage and Security Agreement                   Filed as Exhibit 10.12 to
                  from the ELWA Subsidiary, to Key Bank.                                 Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.145     Limited Guaranty of Payment from the Company to Key Bank.              Filed as Exhibit 10.13 to
                                                                                         Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.146     Lease Agreement between the Brownwood Subsidiary, as                   Filed as Exhibit 10.14 to
                  landlord, and Superior, as tenant.                                     Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.147     Guaranty and Suretyship Agreement from Alpine to                       Filed as Exhibit 10.15 to
                  Registrant.                                                            Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.148     $2,700,000 Real Estate Note from the Brownwood                         Filed as Exhibit 10.16 to
                  Subsidiary, as maker, to Creditanstalt, as holder.                     Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.149     Deed of Trust and Security Agreement by the Brownwood                  Filed as Exhibit 10.17 to
                  Subsidiary, as guarantor to Hazen H. Dempster, as                      Registrant's Form 8-K dated February
                  trustee.                                                               24, 1994

       10.150     Guaranty and Agreement between the Company and                         Filed as Exhibit 10.18 to
                  Creditanstalt.                                                         Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.151     Assignment of Contract from Hyde Park Holdings, Inc. to                Filed as Exhibit 10.19 to
                  the Cleveland Subsidiary.                                              Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.152     Lease Agreement between the Cleveland Subsidiary, as                   Filed as Exhibit 10.20 to
                  landlord, and Nicholson, as tenant.                                    Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.153     $4,000,000 Cognovit Promissory Note from the Cleveland                 Filed as Exhibit 10.21 to
                  Subsidiary to Bank One.                                                Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.154     Mortgage Deed, Security Agreement and Assignment of                    Filed as Exhibit 10.22 to
                  Rents and Leases from the Cleveland Subsidiary to Bank                 Registrant's Form 8-K dated February
                  One.                                                                   24, 1994

       10.155     Business Loan Agreement between the Cleveland                          Filed as Exhibit 10.23 to
                  Subsidiary, and Bank One.                                              Registrant's Form 8-K dated February
                                                                                         24, 1994

      Exhibit
        No.                Description                                                         Method of Filing
        ---                -----------                                                         ----------------
       10.156     Guaranty from Registrant to Bank One.                                  Filed as Exhibit 10.24 to
                                                                                         Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.157     Lease Agreement between the Gensia Partnership, as                     Filed as Exhibit 10.25 to
                  landlord, and Gensia, as tenant.                                       Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.158     $13,000,000 Promissory Note from the Gensia Partnership                Filed as Exhibit 10.26 to
                  to Northwestern.                                                       Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.159     Deed of Trust, Security Agreement and Financing                        Filed as Exhibit 10.27 to
                  Statement from the Gensia Partnership to Northwestern.                 Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.160     Guarantee of Recourse Obligations from Registrant and                  Filed as Exhibit 10.28 to
                  CPA(R):12 to Northwestern.                                             Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.161     Assignment of Earnest Money Contract from Garden Ridge                 Filed as Exhibit 10.29 to
                  to the Round Rock Subsidiary.                                          Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.162     Lease Agreement between the Round Rock Subsidiary, as                  Filed as Exhibit 10.30 to
                  landlord, and Garden Ridge, as tenant.                                 Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.163     $3,465,000 Note from the Round Rock Subsidiary to Garden               Filed as Exhibit 10.31 to
                  Ridge.                                                                 Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.164     Deed of Trust and Security Agreement from the Round Rock               Filed as Exhibit 10.32 to
                  Subsidiary to Garden Ridge.                                            Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.165     $1,700,000 Promissory Note from the Plano Subsidiary to                Filed as Exhibit 10.33 to
                  National Western.                                                      Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.166     Deed of Trust, Security Agreement and Financing                        Filed as Exhibit 10.34 to
                  Statement from the Plano Subsidiary to National Western.               Registrant's Form 8-K dated February
                                                                                         24, 1994

       10.167     Lease Agreement dated June 15, 1994 between CTC (VA) QRS               Filed as Exhibit 10.167 to
                  11-32, Inc., as Landlord, and Childtime Childcare, Inc.,               Registrant's Form 10-K for the year
                  as Tenant.                                                             ended December 31, 1994 dated March
                                                                                         31, 1995

       10.168     Construction Agency Agreement dated June 15, 1994                      Filed as Exhibit 10.168 to
                  between Childtime Childcare, Inc. and CTC (VA) QRS                     Registrant's Form 10-K for the year
                  11-32, Inc.                                                            ended December 31, 1994 dated March
                                                                                         31, 1995

       10.169     Lease Agreement dated August 11, 1994 by and between                   Filed as Exhibit 10.169 to
                  Neenah (WI) QRS 11-31, Inc., as Landlord, and Exide                    Registrant's Form 10-K for the year
                  Electronic Assembly Corporation, as Tenant.                            ended December 31, 1994 dated March
                                                                                         31, 1995

       10.170     $5,000,000 Real Estate Note dated August 11, 1994 from                 Filed as Exhibit 10.170 to
                  Neenah (WI) QRS 11-31, Inc., as Maker, and Creditanstalt               Registrant's Form 10-K for the year
                  Corporate Finance, Inc., as Holder.                                    ended December 31, 1994 dated March
                                                                                         31, 1995

      Exhibit
        No.                Description                                                         Method of Filing
        ---                -----------                                                         ----------------
       10.171     Lease Agreement dated September 30, 1994 by and between                Filed as Exhibit 10.171 to
                  CFP Associates, as Landlord, and Custom Foods Products,                Registrant's Form 10-K for the year
                  Inc., as Tenant.                                                       ended December 31, 1994 dated March
                                                                                         31, 1995

       10.172     Loan Agreement dated September 30, 1994 between CFP                    Filed as Exhibit 10.172 to
                  Associates, as Borrower, and Greyrock Capital Group                    Registrant's Form 10-K for the year
                  Inc., as Lender.                                                       ended December 31, 1994 dated March
                                                                                         31, 1995

       10.173     $2,000,000 Note dated September 30, 1994 from CFP                      Filed as Exhibit 10.173 to
                  Associates, as Maker, and Greyrock Capital Group Inc.,                 Registrant's Form 10-K for the year
                  as Payee.                                                              ended December 31, 1994 dated March
                                                                                         31, 1995

       10.174     $200,000 Maximum Amount Promissory Note dated September                Filed as Exhibit 10.174 to
                  30, 1994 from CFP Associates, as Maker, to Custom Foods                Registrant's Form 10-K for the year
                  Products, Inc., as Payee.                                              ended December 31, 1994 dated March
                                                                                         31, 1995

       10.175     Lease Agreement dated October 14, 1994 by and between                  Filed as Exhibit 10.175 to
                  ADS (CA) QRS 11-34, Inc., as Landlord, and Chiat/Day                   Registrant's Form 10-K for the year
                  Inc. Advertising, as Tenant.                                           ended December 31, 1994 dated March
                                                                                         31, 1995

       10.176     $6,000,000 Promissory Note dated October 14, 1994 from                 Filed as Exhibit 10.176 to
                  ADS (CA) QRS 11-34, Inc., as Borrower, to Kearneys                     Registrant's Form 10-K for the year
                  Street Real Estate Company, L.P., as Lender.                           ended December 31, 1994 dated March
                                                                                         31, 1995

       10.177     $3,000,000 Purchase Money Promissory Note secured by                   Filed as Exhibit 10.177 to
                  Deed of Trust dated October 14, 1994 from ADS (CA) QRS                 Registrant's Form 10-K for the year
                  11-34, Inc., as Maker, to Venice Operating Corp., as                   ended December 31, 1994 dated March
                  Holder.                                                                31, 1995

       10.178     Lease Agreement dated October 31, 1995 by and between                  Filed as Exhibit 10.33 to
                  DELMO (PA) QRS 11-36 and DELMO (PA) QRS 12-10 together                 Registrant's Form 8-K dated March
                  as Landlord and Del Monte Corporation, as Tenant.                      21, 1996

       10.179     Lease Agreement dated December 26, 1995 by and between Cards           Filed as Exhibit 2.1 to
                  Limited Liability Company, as Landlord, and The Upper Deck             Registrant's Form 8-K dated March
                 Company, as Tenant.                                                     21, 1996

       10.180     $15,000,000 Promissory Note dated January 3, 1996 from                 Filed as Exhibit 2.2 to
                  Cards Limited Liability Company to Column Financial, Inc.              Registrant's Form 8-K dated March
                                                                                         21, 1996

       21.1       Subsidiaries of Registrant as of March 31, 2001                        Filed herewith

       24.1       Consent of PricewaterhouseCoopers LLP dated March 27,                  Filed herewith
                  2001

       28.1       General Warranty Deed from Amerisure, Inc. to (SC) QRS                 Filed as Exhibit 28(C)(1) to
                  11-11                                                                  Registrant's Post Effective
                                                                                         Amendment No. 5 to Form S-11

      Exhibit
        No.                Description                                                         Method of Filing
        ---                -----------                                                         ----------------
       28.2       Amended and Restated Sublease Agreement between MMI, as                Filed as Exhibit 28(C)(2) to
                  sublandlord, and Unisun Insurance Company ("UIC").                     Registrant's Post Effective
                                                                                         Amendment No. 5 to Form S-11

       28.3       General warranty Deed from FPC to QRS 11-10.                           Filed as Exhibit 28(D)(1) to
                                                                                         Registrant's Post Effective
                                                                                         Amendment No. 5 to Form S-11

       28.4       Deed from Unit to QRS 11-12.                                           Filed as Exhibit 28(E)(1) to
                                                                                         Registrant's Post Effective
                                                                                         Amendment No. 5 to Form S-11

       28.5       Lease between Unit, as landlord, and SLS, as tenant, as                Filed as Exhibit 28(E)(2) to
                  amended.                                                               Registrant's Post Effective
                                                                                         Amendment No. 5 to Form S-11

       28.6       Special warranty Deed from CTA, as Grantor to QRS 11-14,               Filed as Exhibit 28(F)(1) to
                  as Grantee.                                                            Registrant's Post Effective
                                                                                         Amendment No. 5 to Form S-11

       28.7       Lease Agreement between CTA and AT&T.                                  Filed as Exhibit 28(F)(2) to
                                                                                         Registrant's Post Effective
                                                                                         Amendment No. 5 to Form S-11

       28.8       Leasehold Deed of Trust from Neodata for benefit of                    Filed as Exhibit 28.1 to
                  General Electric Capital Corporation.                                  Registrant's Form 8-K dated October
                                                                                         29, 1992

       28.9       General Warranty Deed from Amerisure QRS 11-11.                        Filed as Exhibit 28.1 to
                                                                                         Registrant's Form 8-K dated January
                                                                                         5, 1993

       28.10      Amended and Restated Sublease Agreement between MMI, as                Filed as Exhibit 28.2 to
                  sublandlord, and Unisun Insurance Company.                             Registrant's Form 8-K dated January
                                                                                         5, 1993

       28.11      General Warranty Deed from Fairview Plaza Corporation to               Filed as Exhibit 28.3 to
                  QRS 11-10.                                                             Registrant's Form 8-K dated January
                                                                                         5, 1993

       28.12      Deed from Unit to QRS 11-12.                                           Filed as Exhibit 28.4 to
                                                                                         Registrant's Form 8-K dated January
                                                                                         5, 1993

       28.13      Lease between Unit, as landlord, and SLS, as tenant, as                Filed as Exhibit 28.5 to
                  amended.                                                               Registrant's Form 8-K dated January
                                                                                         5, 1993

       28.14      Prospectus dated January 21, 1993 of Registrant.                       Filed pursuant to Rule 424(b)(s) on
                                                                                         January 26, 1993 (Registration No.
                                                                                         33-39409)

       28.15      Supplement No. 1 dated March 17, 1993 to Prospectus                    Filed pursuant to Rule 424(b)(s) on
                  dated January 21, 1993.                                                March 17, 1993 (Registration No.
                                                                                         33-39409)

       28.16      Quit Claim Deed from Oakbrook to QRS 11-15.                            Filed as Exhibit 28.1 to
                                                                                         Registrant's Form 8-K dated April 5,
                                                                                         1993

       28.17      Lease Agreement between Oakbrook and B. Dalton                         Filed as Exhibit 28.2 to
                  Bookseller, Inc. ("B. Dalton").                                        Registrant's Form 8-K dated April 5,
                                                                                         1993

       28.18      First Amendment between Oakbrook and B. Dalton                         Filed as Exhibit 28.3 to
                  Bookseller, Inc.                                                       Registrant's Form 8-K dated April 5,
                                                                                         1993

      Exhibit
        No.                Description                                                         Method of Filing
        ---                -----------                                                         ----------------
       28.19      Lease Guaranty to Oakbrook from Barnes & Noble, Inc.                   Filed as Exhibit 28.4 to
                                                                                         Registrant's Form 8-K dated April 5,
                                                                                         1993

       28.20      Guaranty and Suretyship Agreement from Data Documents                  Filed as Exhibit 28.5 to
                  Holdings, Inc. to QRS 10-15 and QRS 11-13.                             Registrant's Form 8-K dated April 5,
                                                                                         1993

       28.21      Guaranty from Corporate Property Associates 10                         Filed as Exhibit 28.6 to
                  Incorporated and Registrant to US West.                                Registrant's Form 8-K dated April 5,
                                                                                         1993

       28.22      Guaranty from Registrant to Orix.                                      Filed as Exhibit 28.1 to
                                                                                         Registrant's Form 8-K dated May 6,
                                                                                         1993

       28.23      Special Warranty Deed from Merit to QRS 11-20.                         Filed as Exhibit 28(G)(1) to
                                                                                         Registrant's Post Effective
                                                                                         Amendment No. 6 to Form S-11

       28.24      Table VI: Acquisitions of Properties by Prior Programs.                Filed as Exhibit 28(H) to
                                                                                         Registrant's Post Effective
                                                                                         Amendment No. 6 to Form S-11

       28.25      Limited Warranty Deed from the David F. Bolger Revocable               Filed as Exhibit 28.1 to
                  Trust to the Braintree Subsidiary.                                     Registrant's Form 8-K dated February
                                                                                         24, 1994

       28.26      Special Warranty Deed from Superior to the Brownwood                   Filed as Exhibit 28.2 to
                  Subsidiary.                                                            Registrant's Form 8-K dated February
                                                                                         24, 1994

       28.27      Corporation Grant Deed from Gensia to the Gensia                       Filed as Exhibit 28.3 to
                  Partnership.                                                           Registrant's Form 8-K dated February
                                                                                         24, 1994

       28.28      Supplement No. 2 dated June 15, 1993 to Prospectus dated               Filed as Exhibit 28.28 to
                  January 21, 1993.                                                      Registrant's Form 10-K for the year
                                                                                         ended December 31, 1993

       28.29      Supplement No. 3 dated August 11, 1993 to Prospectus                   Filed as Exhibit 28.29 to
                  dated January 21, 1993.                                                Registrant's Form 10-K for the year
                                                                                         ended December 31, 1993



     (b)   Reports on Form 8-K

           During the quarter ended December 31, 2001 the Company was not required to file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     CAREY INSTITUTIONAL PROPERTIES INCORPORATED a Maryland corporation

  3/27/2001          BY:  /s/ John J. Park
------------             ------------------------------------
     Date                John J. Park
                         Executive Vice President and Chief Financial Officer
                         (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       CAREY INSTITUTIONAL PROPERTIES INCORPORATED

  3/27/2001            BY:  /s/ William P. Carey
--------------             ------------------------------------
     Date                  William P. Carey
                           Chairman of the Board and Director
                           (Principal Executive Officer)

  3/27/2001            BY:  /s/ H. Augustus Carey
--------------             ------------------------------------
     Date                  H. Augustus Carey
                           Vice Chairman

  3/27/2001            BY:  /s/ Edward V. LaPuma
--------------             ------------------------------------
     Date                  Edward V. LaPuma
                           President

  3/27/2001            BY:  /s/ Ralph G. Coburn
--------------             ------------------------------------
     Date                  Ralph G. Coburn
                           Director

  3/27/2001            BY:  /s/ George E. Stoddard
--------------             ------------------------------------
     Date                  George E. Stoddard
                           Director

  3/27/2001            BY:  /s/ Charles C. Townsend, Jr.
--------------             ------------------------------------
     Date                  Charles C. Townsend, Jr.
                           Director

  3/27/2001            BY:  /s/ Warren G. Wintrub
--------------             ------------------------------------
     Date                  Warren G. Wintrub
                           Director

  3/27/2001            BY:  /s/ Thomas E. Zacharias
--------------             ------------------------------------
     Date                  Thomas E. Zacharias
                           Director

  3/27/2001            BY:  /s/ John J. Park
--------------             ------------------------------------
     Date                  John J. Park
                           Executive Vice President and
                           Chief Financial Officer
                           (Principal Financial Officer)

  3/27/2001            BY:  /s/ Claude Fernandez
--------------             ------------------------------------
     Date                  Claude Fernandez
                           Executive Vice President and
                           Chief Administrative Officer
                           (Principal Accounting Officer)

                        REPORT of INDEPENDENT ACCOUNTANTS






To the Board of Directors of
CAREY INSTITUTIONAL PROPERTIES INCORPORATED and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 13, 2001 appearing on page 6 of the 2000 Annual Report to Shareholders of CAREY INSTITUTIONAL PROPERTIES INCORPORATED and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

New York, New York
March 13, 2001

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2000


                                                          Initial Cost to Company
                                                          -----------------------



                                                                                              Costs
                                                                                           Capitalized
                                                                                           Subsequent to     Decrease in Net
        Description              Encumbrances            Land             Buildings       Acquisition (a)     Investments(b)
        -----------              ------------            ----             ---------       ---------------     --------------
Operating Method:
Retail stores leased to
  Wal-Mart Stores, Inc.          $  6,341,615          $  807,423        $ 6,864,802         $   90,682
Supermarket leased to
  Safeway Stores
  Incorporated                                            336,426            941,960             30,370
Office/Manufacturing
  Facility formerly leased
  to CalComp Technology,
  Inc.                                                    751,453          2,536,047                841
Manufacturing/Distributing
  facility leased to
  Electronic Data Systems
  Corporation                       9,915,798           1,515,879            503,734         15,125,189
Warehouse/Manufacturing
  facility leased to
  Bell Sports, Inc.                 3,926,600             283,726          5,066,274          3,322,270
Warehouse leased to GATX
  Logistics, Inc.                   3,529,384           1,350,444          4,574,557             60,676
Warehouse leased to Lucent
  Technologies, Inc.                7,900,000           1,290,631         15,937,368            232,870

Land leased to
  Barnes & Noble, Inc.              2,155,126           4,759,017                                47,962
Land leased to
  Best Buy Co., Inc.               11,074,746          18,579,019                                   646
Land leased to Lincoln
  Technical Institute of
  Arizona, Inc.                                         2,516,671                                   696
Office/Warehouse leased to
  Merit Medical Systems,
  Inc.                              5,618,381             380,000                            10,505,349
Retail store leased to
  Waban, Inc.                       6,226,015           6,119,530          3,630,470            230,327
Land leased to Q Clubs,
  Inc.                                                  2,073,578                                 1,026
Manufacturing/Warehouse
  facilities leased to
  Humco Holding Group               4,100,126           1,240,000          6,604,324
Office/Warehouse facility
  leased to PSC Scanning,
  Inc.                              5,383,533           1,125,000          7,615,414             10,621
Industrial/Manufacturing
  facility leased to
  Bolder Technologies
  Corporation                       3,454,895           1,076,000          5,759,878
Warehouse facility leased
  to Petsmart, Inc.                 2,045,260             106,603          4,444,397             42,817
Manufacturing facility
  leased to Plexus Corp.            4,168,200             125,340          9,124,660              5,745


                                         Gross Amount at which Carried
                                             at Close of Period (c)
                                              ----------------------
                                                                                                                     Life on which
                                                                                                                     Depreciation
                                                                                                                           in
                                                                                                                         Latest
                                                                                                                        Statement
                                                                                    Accumulated                         of Income
        Description                Land            Buildings            Total     Depreciation (d)   Date Acquired     is Computed
        -----------                ----            ---------            -----     ----------------   -------------     -----------
Operating Method:
Retail stores leased to
  Wal-Mart Stores, Inc.         $  816,658        $ 6,946,249        $ 7,762,907    $ 1,540,011    December 19, 1991     40 yrs.
Supermarket leased to
  Safeway Stores
  Incorporated                     340,274            968,482          1,308,756        244,932    December 19, 1991     40 yrs.
Office/Manufacturing
  Facility formerly leased
  to CalComp Technology,
  Inc.                             751,645          2,536,696          3,288,341        894,128    May 28, 1992          40 yrs.
Manufacturing/Distributing
  facility leased to
  Electronic Data Systems
  Corporation                    1,519,885         15,624,917         17,144,802      2,343,738    October 1, 1992       40 yrs.
Warehouse/Manufacturing
  facility leased to
  Bell Sports, Inc.                283,793          8,388,477          8,672,270      1,593,206    November 6, 1992      40 yrs.
Warehouse leased to GATX
  Logistics, Inc.                1,364,272          4,621,405          5,985,677        929,072    December 23, 1992     40 yrs.
Warehouse leased to Lucent
  Technologies, Inc.             1,295,387         16,165,482         17,460,869      3,239,442    December 30, 1992     40 yrs.
                                                                                                   February 23,
Land leased to                                                                                     1993 and October
  Barnes & Noble, Inc.           4,806,979                             4,806,979                   1, 1993               N/A
Land leased to
  Best Buy Co., Inc.            18,579,665                            18,579,665                   April 15, 1993        N/A
Land leased to Lincoln
  Technical Institute of
  Arizona, Inc.                  2,517,367                             2,517,367                   May 3, 1993           N/A
Office/Warehouse leased to
  Merit Medical Systems,
  Inc.                             380,000         10,505,349         10,885,349      1,553,916    June 3, 1993          40 yrs.
Retail store leased to
  Waban, Inc.                    6,263,907          3,716,420          9,980,327        700,090    June 29, 1993         40 yrs.
Land leased to Q Clubs,
  Inc.                           2,074,604                             2,074,604                   July 16, 1993         N/A
Manufacturing/Warehouse
  facilities leased to
  Humco Holding Group            1,240,000          6,604,324          7,844,324        309,578    February 5, 1999      40 yrs.
Office/Warehouse facility
  leased to PSC Scanning,
  Inc.                           1,125,000          7,626,035          8,751,035        309,620    May 12, 1999          40 yrs.
Industrial/Manufacturing
  facility leased to
  Bolder Technologies
  Corporation                    1,076,000          5,759,878          6,835,878        244,911    April 16, 1999        40 yrs.
Warehouse facility leased
  to Petsmart, Inc.                107,606          4,486,211          4,593,817        808,453    October 26, 1993      40 yrs.
Manufacturing facility
  leased to Plexus Corp.           125,418          9,130,327          9,255,745      1,455,146    August 11, 1994       40 yrs.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2000


                                                          Initial Cost to Company
                                                          -----------------------



                                                                                              Costs
                                                                                           Capitalized
                                                                                           Subsequent to     Decrease in Net
        Description              Encumbrances            Land             Buildings       Acquisition (a)     Investments(b)
        -----------              ------------            ----             ---------       ---------------     --------------
Operating Method:
Childcare centers leased
  to Childtime Childcare,
  Inc.                              2,297,008           1,198,750                             3,422,172
Office building leased to
  Omnicom Group, Inc.              24,843,116           6,316,880         27,397,945          9,279,475
Retail stores leased to
  Garden Ridge Corporation          7,180,352           2,197,500          4,112,500          5,054,413
Warehouses and special
  purpose facility leased
  to Del Monte Corporation          5,470,851             304,073                            10,230,842
Health club leased to
  Q Clubs, Inc.                                           912,855          4,323,145
Warehouse/office leased to
  Hibbett Sporting Goods,
  Inc.                              2,599,057             660,000          4,040,000          2,323,784
Distribution/warehouse
  leased to Detroit Diesel
  Corporation.                                          2,782,860          6,542,140
Office buildings and
  supermarkets formerly
  leased to Harvest Foods,
  Inc.                                                    808,800          4,246,200              1,171         (4,493,660)
Supermarkets leased to
  Affiliated Southwest,
  Inc.                                                    343,120          1,801,380                497           (492,527)
Distribution/warehouse
  leased to ISA
  International plc                 3,883,100             149,350          6,034,442
                                 ------------         -----------       ------------        -----------        -----------
                                 $122,113,163         $60,110,928       $132,101,637        $60,020,441        $(4,986,187)
                                 ============         ===========       ============        ===========        ===========

                                         Gross Amount at which Carried
                                             at Close of Period (c)
                                              ----------------------
                                                                                                                       Life on which
                                                                                                                       Depreciation
                                                                                                                            in
                                                                                                                          Latest
                                                                                                                         Statement
                                                                                     Accumulated                         of Income
        Description                Land            Buildings            Total      Depreciation (d)   Date Acquired    is Computed
        -----------                ----            ---------            -----      ----------------   -------------    -----------
Operating Method:
Childcare centers leased                                                                              June 15, 1994
  to Childtime Childcare,                                                                             through November
  Inc.                            1,198,750          3,422,172          4,620,922         452,725     18, 1994            40 yrs.
Office building leased to
  Omnicom Group, Inc.             6,319,147         36,675,153         42,994,300       3,919,201    October 14, 1994     11-40 yrs.
Retail stores leased to
  Garden Ridge Corporation        2,197,998          9,166,415         11,364,413       1,077,794    May 29,1995          40 yrs.
Warehouses and special
  purpose facility leased
  to Del Monte Corporation          374,698         10,160,217         10,534,915       1,123,997    November 9, 1995     40 yrs.
Health club leased to
  Q Clubs, Inc.                     912,855          4,323,145          5,236,000         526,883    February 6, 1996     40 yrs.
Warehouse/office leased to
  Hibbett Sporting Goods,
  Inc.                              660,000          6,363,784          7,023,784         538,367    February 12, 1996    40 yrs.
Distribution/warehouse
  leased to Detroit Diesel
  Corporation.                    2,782,860          6,542,140          9,325,000         661,029    December 17, 1996    40 yrs.
Office buildings and
  supermarkets formerly
  leased to Harvest Foods,
  Inc.                              141,881            420,630            562,511          39,314    February 21, 1992    40 yrs.
Supermarkets leased to
  Affiliated Southwest,
  Inc.                              416,802          1,235,668          1,652,470         115,493    February 21, 1992    40 yrs.
Distribution/warehouse
  leased to ISA
  International plc                 149,350          6,034,442          6,183,792         150,860    March 7, 2000        40 yrs.
                                -----------       ------------       ------------     -----------
                                $59,822,801       $187,424,018       $247,246,819     $24,771,906
                                ===========       ============       ============     ===========


See accompanying notes to Schedule.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2000



                                                         Initial Cost to Company
                                                         -----------------------

                                                                                       Costs Capitalized
                                                                                         Subsequent to
        Description               Encumbrances           Land            Buildings       Acquisition (a)
        -----------               ------------           ----            ---------       ---------------
Direct Financing Method:
Retail store leased to
  Oshman Sporting Goods,
  Inc.                            $ 1,397,003          $ 700,356        $ 2,494,843         $   37,695
Office buildings leased to
  Michigan Mutual
  Insurance Company                 9,500,000          1,965,093         11,884,907              5,919

Supermarkets leased to
  Big V Holding Corp.               3,818,237          3,724,889         16,399,261          2,001,883

Retail stores leased to
  Barnes & Noble, Inc.              2,967,108                             5,525,983             49,806
Retail stores leased to
  Best Buy Co., Inc.               15,877,934                            27,653,981                962
Technical training
  institute leased to
  Lincoln Technical
  Institute of Arizona,
  Inc.                                                                    6,083,329              1,684
Health club leased to
  Q Clubs, Inc.                                                           3,511,422              1,737
Warehouse/distribution
  facility leased to
  Nicholson Warehouse, Inc.         3,344,230            598,544          6,316,456              1,370
Manufacturing facility
  leased to Superior
  Telecommunications, Inc.          2,202,661            295,032          4,704,968              1,885
Food processing/warehouse
  facility leased to
  Custom Food Products,
  Inc.                                187,611             27,000                             5,536,384
Office buildings and
  supermarkets leased to
  Kroger Company                                         251,760          1,321,740
Warehouse/distribution
  facility leased to
  Gloystarne & Co., Limited         3,883,100          1,132,627          6,069,257             14,104
                                  -----------         ----------        -----------         ----------
                                  $43,177,884         $8,695,301        $91,966,147         $7,653,429
                                  ===========         ==========        ===========         ==========

                                                   Gross Amount at which Carried
                                                      at Close of Period (c)
                                                      ----------------------
                                   Increase
                                 (Decrease) in
                                      Net
        Description              Investments(b)               Total              Date Acquired
        -----------              --------------               -----              -------------
Direct Financing Method:
Retail store leased to
  Oshman Sporting Goods,
  Inc.                           $   342,142              $  3,575,036          December 10, 1992
Office buildings leased to
  Michigan Mutual
  Insurance Company                  122,814                13,978,733          December 21, 1993

Supermarkets leased to                                                          December 23, 1993 and
  Big V Holding Corp.             (4,629,039)               17,496,994          October 8, 1993

Retail stores leased to                                                         February 23, 1993 and
  Barnes & Noble, Inc.             1,172,532                 6,748,321          October 1, 1993
Retail stores leased to
  Best Buy Co., Inc.              (1,256,321)               26,398,622          April 15, 1993
Technical training
  institute leased to
  Lincoln Technical
  Institute of Arizona,
  Inc.                                                       6,085,013          May 3, 1993
Health club leased to
  Q Clubs, Inc.                                              3,513,159          July 16, 1999
Warehouse/distribution
  facility leased to
  Nicholson Warehouse, Inc.         (178,079)                6,738,291          December 13, 1993
Manufacturing facility
  leased to Superior
  Telecommunications, Inc.          (161,794)                4,840,091          December 16, 1993
Food processing/warehouse
  facility leased to
  Custom Food Products,
  Inc.                                                       5,563,384          September 30, 1994
Office buildings and
  supermarkets leased to
  Kroger Company                                             1,573,500          February 21, 1992
Warehouse/distribution
  facility leased to
  Gloystarne & Co., Limited         (356,415)                6,859,573          December 8, 1999
                                 -----------              ------------
                                 $(4,944,160)             $103,370,717
                                 ===========              ============

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

    (b) At December 31, 2000, the aggregate cost of real estate owned by Registrant and its subsidiaries for Federal income tax purposes is $307,174,469.

    (c) The increase (decrease) in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received, the sales of properties, sale of a tenancy-in-common interest to an affiliate in a prior year and writedowns to fair value.

    (d)

                                                               Reconciliation of Real Estate Accounted
                                                                   for Under the Operating Method
                                                                            December 31,
                                                                            ------------
                                                                     1999                    2000
                                                                     ----                    ----
              Balance at beginning of year                      $ 218,521,997           $ 241,822,476
              Additions                                            25,794,403               6,595,245
              Writedown to fair value                                (424,580)               (143,919)
              Dispositions                                         (2,069,344)                   --
              Reclassification to assets held for sale                   --                  (680,425)
              Foreign currency translation adjustment                                        (346,558)
                                                                -------------           -------------

              Balance at close of year                          $ 241,822,476           $ 247,246,819
                                                                =============           =============

                                                             Reconciliation of Accumulated Depreciation
                                                                           December 31,
                                                                           ------------
                                                                    1999                   2000
                                                                ------------           ------------
              Balance at beginning of year                      $ 14,974,151           $ 19,521,518
              Depreciation expense                                 4,657,284              5,306,005
              Writedown to fair value                                (21,827)               (55,425)
              Dispositions                                           (88,090)                  --
              Foreign currency translation adjustment                                          (192)
                                                                ------------           ------------

              Balance at close of year                          $ 19,521,518           $ 24,771,906
                                                                ============           ============

                                                         APPENDIX A TO FORM 10-K





                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                AND SUBSIDIARIES





                                                              2000 ANNUAL REPORT

SELECTED FINANCIAL DATA


(In thousands except per share amounts)


                                           1996              1997              1998              1999              2000
                                           ----              ----              ----              ----              ----
OPERATING DATA:

Revenues                                 $ 32,547          $ 34,247          $ 35,044          $ 39,599          $ 40,633

Income before extraordinary                10,421            10,659            12,093            14,836            15,377
   item

Net income                                 10,146            11,086            13,732            14,836            15,377

Basic earnings per share
   before extraordinary item                  .66               .63               .64               .68               .70

Diluted earnings per share
   before extraordinary items(1)                                .63               .63               .67               .69

Basic earnings per share                      .64               .66               .72               .68               .70

Diluted earnings per share(1)                                   .66               .71               .67               .69

Dividends paid                             12,488            13,682            14,958            17,715            18,187

Dividends per share                           .82               .82               .83               .83               .83

Payments of mortgage principal(2)           3,353             3,658             4,159             4,355             4,322

BALANCE SHEET DATA:


Total assets                              320,510           320,485           372,076           381,711           380,209

Long-term obligations(3)                  145,836           141,052           142,389           147,715           149,023



(1) For the years prior to 1997, the Company had a simple equity structure with only common stock outstanding.

(2) Represents scheduled mortgage principal amortization paid.

(3) Represents limited recourse mortgage and note payable obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS


Overview

The following discussion and analysis of financial condition and results of operations of Carey Institutional Properties Incorporated ("CIP(R)") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CIP(R). Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CIP(R) to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CIP(R) that the results or conditions described in such statements or objectives and plans of CIP(R) will be achieved.

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

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net income for the year ended December 31, 2000 increased by $541,000 as compared with the year ended December 31, 1999. Excluding the effects of gains and losses, noncash charges for writedowns of properties to fair value and nonrecurring other income in 1999 relating to a lease termination payment from CalComp Technology, Inc., the increase in income would have been $1,869,000. The increase in income, as adjusted, was due to increases in lease revenues (rental income and interest income from direct financing leases) and income from equity investments and a decrease in property expenses, and was partially offset by an increase in depreciation and interest expense and a decrease in other interest income.

Lease revenues increased as the result of leases on newly-purchased properties in 2000 and 1999 including properties leased to PSC Scanning, Inc., Bolder Technologies, Inc., Gloystarne & Co. and ISA International plc, increased rent in connection with funding an expansion of a supermarket in Warwick, New York leased to Big V Holding Corp. as well as rent increases at various properties in 2000 and 1999 which have resulted in increases in rent of $2,689,000 on an annualized basis. The increase in income from equity investments was due to an increased share of earnings from four equity investments primarily as a result of rent increases or lower mortgage interest expenses. The decrease in property expenses was due to a lower provision for uncollected rents, and, to a lesser extent, lower carrying costs on a vacant property in Austin, Texas. In addition, CIP(R) sold a property in Jonesboro, Arkansas in 1999 on which annual ground rent expense of $60,000 had been paid. The increase in depreciation and interest expense was due to the properties purchased in 1999 and 2000 and from placing mortgage debt on three of the newly-purchased properties, respectively. The decrease in other interest income was due to lower cash balances as cash was used to purchase properties and further diversify CIP(R)'s portfolio.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

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

The increase in lease revenues was due to the CIP(R)'s new leases in 1999 with Humco Holding Group, Inc., PSC Scanning, Bolder Technologies and Gloystarne and a new lease during 1998 with Omnicom Group, Inc., and to a lesser extent, scheduled rent increases on several leases in 1999 and 1998. Lease revenues were projected to increase in 2000 as CIP(R) will reflect a full year's revenues on the leases entered into in 1999 and as rents increased on the leases with Hibbett Sporting Goods, Inc. and Big V Holding Corp as a result of expansions of their properties. The increase in equity income was due to the acquisition with two affiliates of properties leased to Advanced Micro Devices, Inc. and Compucom Systems, Inc. in December 1998 and March 1999, respectively, as well as an increase in CIP(R)'s share of earnings from its investment in thirteen Courtyard by Marriott hotels that are net leased to Marriott International, Inc. The increase in property expenses was due to higher asset management fees and an increase in the provision for uncollected rents. The higher asset management fees reflect both an increase in the value of the portfolio at December 31, 1998 on which the asset management fee is based. The increase in the provision for uncollected rents was intended to strengthen the reserve for amounts due from Nicholson Warehouse, L.P. Nicholson has been able to pay its rent currently in 1998 and 1999, but has made no significant progress on an arrearage from prior periods. The increase in depreciation, a noncash charge, was due to new properties acquired in 1998 and 1999. Interest expense increased moderately and reflects the effect of the leveraging of properties acquired in 1999 with limited recourse mortgage debt. This was offset, however, by paying off several mortgages in 1998 and 1999.

CIP(R) recognized an extraordinary gain of $1,638,000 in 1998, as the result of reaching a settlement with the holder of a subordinated mortgage loan on the former Harvest Foods, Inc. properties. CIP(R) paid $250,000 to the holder, in settlement of a $1,500,000 mortgage and accrued interest.

Because of the long-term nature of CIP(R)'s net leases, inflation and changing prices have not unfavorably affected CIP(R)'s revenues and net income. CIP(R)'s net leases have rent increases based on formulas indexed to increases in the Consumer Price Index, sales overrides, or other periodic increases that are designed to increase lease revenues in the future. The initial lease term of properties leased to GATX Logistics, Inc. and Lucent Technologies, Inc. are scheduled to end in 2002. These lessees have not indicated whether they intend to remain at the leased properties, and there is no assurance that these leases will be extended. Annual cash flow (rent less mortgage debt service) from these properties is approximately $1,505,000. The initial term of CIP(R)'s net lease with Waban, Inc. for a property in Farmingdale, New York ends in January 2002. Waban has decided not to exercise its renewal option and will vacate the property during 2001. The Advisor is actively evaluating alternatives for this facility. Waban retains its obligation to pay rent to CIP(R) through the remainder of the initial term. Annual cash flow from the Waban property is $472,000.

Financial Condition


One of CIP(R)'s objectives is to use the cash flow from net leases to meet operating expenses, service its debt and fund an increasing rate of dividends to shareholders. A significant portion of the cash provided from operations is distributed to the shareholders in keeping with this objective. Cash provided from operations of $25,210,000 was sufficient to fund dividend payments of $18,187,000, scheduled mortgage principal payments of $4,322,000 and distributions of $543,000 to an affiliate which owns the minority interest in the Best Buy Co., Inc. properties.

CIP(R)'s investing activities consisted of using $11,383,000 to purchase the ISA International property in the United Kingdom and to fund two new build-to-suit projects, the renovation of a building in Glendale Heights, Illinois with an existing lessee, UTI Holdings, Inc., and a new hotel property in Toulouse, France. Remaining costs to complete the two projects are estimated to be approximately $4,932,000. Completion of the UTI building and the hotel is expected in April 2001 and November 2001, respectively. Upon completion of the two projects, the increase in cash flow (rent less mortgage debt service) is estimated to be $522,000. Management estimates that $545,000 will be needed to repair the vacant property in Austin, Texas formerly leased to CalComp and to retrofit the building as a multi-tenant property. Because the property is unencumbered by debt, CIP(R) may seek mortgage financing to fund the necessary improvements.

In addition to paying dividends to shareholders, distributions to its minority interest partner and scheduled mortgage debt service, CIP(R)'s financing activities included obtaining limited recourse mortgage financing of $4,100,000 in connection with the purchase of the ISA International property, raising capital of $2,259,000 through its dividend reinvestment plan, purchasing treasury stock of $3,416,000 and prepaying mortgage debt of $590,000. A limited recourse mortgage loan collateralized by six properties leased to Wal-Mart Stores, Inc. that originally matured in January 1999 has been renegotiated and has been extended through December 2002. Under the terms of the extension agreement, the annual interest rate on the loan is increasing to 10.42% from 9.42% and requires CIP(R) to apply percentage rents from the Wal-Mart properties to the principal balance of the loan.

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

CIP(R) has negotiated short-term extensions on two loans of $5,400,000 and $2,200,000 on properties leased to Del Monte Corporation and Superior Telecommunications, Inc., respectively, which had been scheduled to mature in the fourth quarter of 2000. Management believes that refinancing the mortgage loans or obtaining longer-term extensions is likely as the remaining lease terms at the properties are more than ten years. A balloon payment of $4,068,000 is scheduled in 2002 on the property leased to Plexus Corp. In the event that new mortgage financing is not obtained CIP(R) has sufficient resources to fund the balloon payments.

Electronic Data Systems Corporation has an option to purchase its leased properties, exercisable in 2001. The option is exercisable at the greater of (a) fair market value, as defined in the lease, and (b) CIP(R)'s purchase price for the properties. CIP(R) has not received any indication whether the tenant intends to exercise its option. Annual cash flow (lease revenues, net of mortgage debt service) from the Electronic Data Systems property is $1,048,000.

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

                        REPORT of INDEPENDENT ACCOUNTANTS




To the Board of Directors of
CAREY INSTITUTIONAL PROPERTIES INCORPORATED and Subsidiaries:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of CAREY INSTITUTIONAL PROPERTIES INCORPORATED and Subsidiaries at December 31, 1998, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Carey Asset Management Corp. (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 13, 2001

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                               December 31,
                                                                               ------------
                                                               1998                 1999                 2000
                                                               ----                 ----                 ----
         ASSETS:
Real estate leased to others:
   Accounted for under the operating method:
      Land                                                $  57,073,052        $  59,885,010        $  59,822,801
      Buildings                                             161,448,945          181,937,466          187,424,018
                                                          -------------        -------------        -------------
                                                            218,521,997          241,822,476          247,246,819
      Accumulated depreciation                               14,974,151           19,521,518           24,771,906
                                                          -------------        -------------        -------------
                                                            203,547,846          222,300,958          222,474,913
   Net investment in direct financing leases                 94,473,412          102,999,373          103,370,717
Real estate under construction                                     --                   --              4,070,826
                                                          -------------        -------------        -------------
      Real estate leased to others                          298,021,258          325,300,331          329,916,456
Assets held for sale                                               --                   --                625,000
Equity investments                                           32,749,198           38,895,662           39,379,271
cash and cash equivalents                                    36,787,777           14,100,580            7,181,199
Other assets, net of accumulated amortization of
      $1,432,028, $1,007,529 and $988,989 in
      1998, 1999 and 2000, and net of reserves
      for uncollected rents of, $626,479,
      $1,406,534 and $1,506,385 in 1998, 1999
      and 2000                                                4,517,389            3,414,212            3,106,695
                                                          -------------        -------------        -------------
         Total assets                                     $ 372,075,622        $ 381,710,785        $ 380,208,621
                                                          =============        =============        =============

         LIABILITIES:
Limited recourse mortgage notes payable                   $ 160,255,378        $ 166,640,359        $ 165,291,047
Accrued interest                                              1,088,678              642,793            1,146,571
Accounts payable and accrued expenses                           769,381              825,489              963,341
Accounts payable to affiliates                               10,565,418            1,394,734            1,624,123
Dividends payable                                             4,409,132            4,540,035            4,578,755
Prepaid rental income and security deposits                     862,282            1,600,779            1,792,766
                                                          -------------        -------------        -------------
         Total liabilities                                  177,950,269          175,644,189          175,396,603
                                                          -------------        -------------        -------------

Minority interest                                             5,233,926            5,500,939            5,790,782
                                                          -------------        -------------        -------------

Commitments and contingencies

         SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized,
      40,000,000 shares; 21,046,424,
      22,215,675 and 22,596,949 shares issued
      and outstanding at December 31, 1998,
      1999 and 2000                                              21,046               22,216               22,597
      Additional paid-in capital                            205,320,138          220,747,880          225,722,640
Dividends in excess of accumulated earnings                 (13,718,867)         (16,728,182)         (19,577,430)
Accumulated other comprehensive income                          121,335               23,757             (230,841)
                                                          -------------        -------------        -------------
                                                            191,743,652          204,065,671          205,936,966
Less, common stock in treasury at cost, 287,305,
         351,308 and 635,294 shares at December
         31, 1998, 1999 and 2000                             (2,852,225)          (3,500,014)          (6,915,730)
                                                          -------------        -------------        -------------

         Total shareholders' equity                         188,891,427          200,565,657          199,021,236
                                                          -------------        -------------        -------------
         Total liabilities and shareholders' equity       $ 372,075,622        $ 381,710,785        $ 380,208,621
                                                          =============        =============        =============

                   The accompanying notes are an integral part of the consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES
                        CONSOLIDATED STATEMENTS of INCOME



                                                                          For the years ended December 31,
                                                                          --------------------------------
                                                                     1998                1999                2000
                                                                     ----                ----                ----
Revenues:
   Rental income                                                $ 22,679,719        $ 26,038,006        $ 27,633,916
   Interest income from direct financing leases                   11,112,788          11,302,619          12,306,721
   Other interest income                                           1,177,973             959,958             498,177
   Other income                                                       73,430           1,298,000             193,771
                                                                ------------        ------------        ------------
                                                                  35,043,910          39,598,583          40,632,585
                                                                ------------        ------------        ------------

Expenses:
   Interest                                                       13,542,952          13,818,463          14,380,079
   Depreciation and amortization                                   3,752,000           4,845,863           5,510,213
   Property expenses                                               5,711,410           6,946,659           6,479,488
   General and administrative                                      2,399,707           2,779,252           2,877,278
   Writedown to fair value                                              --               402,753             143,919
                                                                ------------        ------------        ------------
                                                                  25,406,069          28,792,990          29,390,977
                                                                ------------        ------------        ------------

     Income before minority interest, income from
         equity investments, (loss) gain on sale and
         extraordinary item                                        9,637,841          10,805,593          11,241,608

Minority interest in income                                         (809,309)           (842,152)           (833,012)
                                                                ------------        ------------        ------------

     Income before income from equity investments, (loss)
     gain on sale and extraordinary item                           8,828,532           9,963,441          10,408,596

Income from equity investments                                     3,264,738           4,510,943           4,943,863
                                                                ------------        ------------        ------------

     Income before (loss) gain on sale and
         extraordinary item                                       12,093,270          14,474,384          15,352,459

Gain on sale of securities                                              --             1,224,297                --
(Loss) gain on sale of real estate                                      --              (862,593)             24,269
                                                                ------------        ------------        ------------

     Income before extraordinary item                             12,093,270          14,836,088          15,376,728

Extraordinary gain on early extinguishment of debt                 1,638,375                --                  --
                                                                ------------        ------------        ------------

     Net income                                                 $ 13,731,645        $ 14,836,088        $ 15,376,728
                                                                ============        ============        ============

Basic earnings per common share:
   Income before extraordinary item                             $        .64        $        .68        $        .70
   Extraordinary item                                                    .08                --                  --
                                                                ------------        ------------        ------------
                                                                $        .72        $        .68        $        .70
                                                                ============        ============        ============

Diluted earnings per common share:
   Income before extraordinary item                             $        .63        $        .67        $        .69
   Extraordinary item                                                    .08                --                  --
                                                                ------------        ------------        ------------
                                                                $        .71        $        .67        $        .69
                                                                ============        ============        ============

Weighted average shares outstanding-basic                         18,986,347          21,674,189          21,916,934
                                                                ============        ============        ============

Weighted average shares outstanding-diluted                       19,293,039          22,010,100          22,271,829
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

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY

              For the years ended December 31, 1998, 1999 and 2000

                                                                     Dividends in
                                                                      Excess of     Accumulated
                        Common      Additional      Comprehensive    Accumulated   Other Comprehen-   Treasury
                         Stock    Paid-in Capital      Income          Earnings      sive Income        Stock            Total
Balance at
 December 31, 1997       $17,440     $159,636,566                    $(11,549,928)    $ 638,539      $(2,370,493)    $ 146,372,124

3,605,868 shares
 issued,
  $.001 par, net of
 costs                     3,606       45,683,572                                                                       45,687,178
Repurchase of 45,901
 shares                                                                                                 (481,732)         (481,732)
Dividends declared                                                    (15,900,584)                                     (15,900,584)

Comprehensive income:
 Net income                                          $13,731,645       13,731,645                                       13,731,645
Other comprehensive
  income:
Unrealized
 appreciation
  of marketable
  securities for 1998                                   (517,204)                      (517,204)                          (517,204)
                                                     -----------
                                                     $13,214,441
                                                     ===========
  Balance at
                         -------     ------------                    ------------     ---------      -----------     -------------
  December 31, 1998       21,046      205,320,138                     (13,718,867)      121,335       (2,852,225)      188,891,427

1,169,251 shares
 issued,
  $.001 par, net of
 costs                     1,170       15,427,742                                                                       15,428,912
Dividends declared                                                    (17,845,403)                                     (17,845,403)

Repurchase of 64,003
  shares                                                                                                (647,789)         (647,789)
Comprehensive income:
 Net income                                          $14,836,088       14,836,088                                       14,836,088
 Other comprehensive
    income:
 Foreign currency
    translation
   adjustment                                            23,757
 Change in unrealized
    appreciation
   resulting
    from sale of
   securities                                          (121,335)
                                                     -----------
                                                        (97,578)                        (97,578)                           (97,578)
                                                     -----------
                                                     $14,738,510
                                                     ===========
Balance at
                         -------     ------------                    ------------     ---------      -----------     -------------
  December 31, 1999       22,216      220,747,880                     (16,728,182)       23,757       (3,500,014)      200,565,657

381,275 shares issued,
   $.001 par, net of
 costs                       381        4,974,760                                                                        4,975,141
Dividends declared                                                    (18,225,976)                                     (18,225,976)
Repurchase of 283,986
   shares                                                                                             (3,415,716)      (3,415,716)

Comprehensive income:
 Net income                                          $15,376,728       15,376,728                                       15,376,728
Other comprehensive
 income:
 Foreign currency
    translation
   adjustment                                           (254,598)                      (254,598)                          (254,598)
                                                     -----------
                                                     $15,122,130
                                                     ===========
Balance at
                         -------     ------------                    ------------     ---------      -----------     -------------
  December 31, 2000      $22,597     $225,722,640                    $(19,577,430)    $(230,841)     $(6,915,730)    $ 199,021,236
                         =======     ============                    ============     =========      ===========     =============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS

                                                                           For the years ended December 31,
                                                                           --------------------------------
                                                                      1998                1999                2000
                                                                      ----                ----                ----
Cash flows from operating activities:
    Net income                                                    $ 13,731,645        $ 14,836,088        $ 15,376,728
    Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation and amortization                                  3,752,000           4,845,863           5,510,213
      Straight-line adjustments and other noncash rent
         adjustments                                                  (165,022)           (118,349)           (170,609)
      Minority interest in income                                      809,309             842,152             833,012
      Income from equity investments in excess of
         distributions received                                       (807,728)           (512,289)           (483,609)
      Gain on sale of real estate and securities, net                     --              (361,704)            (24,269)
      Writedown to fair value                                             --               402,753             143,919
      Extraordinary gain on extinguishment of debt                  (1,638,375)               --                  --
      Issuance of stock in satisfaction of current year
         performance fee                                                  --             1,950,817           2,716,377
      Accrual of subordinated performance fee                        2,163,157                --                  --
      Provision for uncollected rents                                  431,377             819,882              99,852
      Net change in operating assets and liabilities                   331,678             629,380           1,208,330
                                                                  ------------        ------------        ------------
          Net cash provided by operating activities                 18,608,041          23,334,593          25,209,944
                                                                  ------------        ------------        ------------

Cash flows from investing activities:
    Purchases of real estate and equity investments and
       costs capitalized subsequent to acquisition                 (35,992,257)        (39,839,329)        (11,383,189)
    Proceeds from sales of real estate and securities                     --             3,166,039              24,269
                                                                  ------------        ------------        ------------
        Net cash used in investing activities                      (35,992,257)        (36,673,290)        (11,358,920)
                                                                  ------------        ------------        ------------

Cash flows from financing activities:
    Proceeds from mortgages                                         18,400,000          17,402,900           4,100,720
    Purchase of treasury stock                                        (481,732)           (647,789)         (3,415,716)
    Prepayments of mortgages                                        (7,083,794)         (6,663,727)           (590,301)
    Proceeds from issuance of shares, net of costs                  45,687,178           3,644,967           2,258,764
    Payments of mortgage principal                                  (4,159,413)         (4,354,912)         (4,322,311)
    Dividends paid                                                 (14,957,641)        (17,714,500)        (18,187,256)
    Distributions paid to minority partners                           (564,315)           (575,139)           (543,169)
    Deferred financing costs                                              --              (440,300)            (64,290)
                                                                  ------------        ------------        ------------
        Net cash provided by (used in) financing activities         36,840,283          (9,348,500)        (20,763,559)
                                                                  ------------        ------------        ------------

Effect of exchange rate changes on cash                                   --                  --                (6,846)
                                                                  ------------        ------------        ------------

        Net increase (decrease) in cash and cash
           equivalents                                              19,456,067         (22,687,197)         (6,919,381)

Cash and cash equivalents, beginning of year                        17,331,710          36,787,777          14,100,580
                                                                  ------------        ------------        ------------

        Cash and cash equivalents, end of year                    $ 36,787,777        $ 14,100,580        $  7,181,199
                                                                  ============        ============        ============

Noncash operating and financing activities:

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

         Use of Estimates:

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of the realizability of real estate assets and investments. Actual results could differ from those estimates.

         Real Estate Leased to Others:

              Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

              The Company diversifies its real estate investments among various corporate tenants engaged in different industries and by property type.

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

                      Operating method - Real estate is recorded at cost less accumulated depreciation, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

              When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

              For properties under construction, interest on mortgages is capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs.

              Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or sales overrides.

         Assets Held for Sale:

              Assets held for sale are accounted for at the lower of carrying value or fair value, less costs to dispose.

              The Company recognizes gains and losses on the sale of properties when, among other criteria, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less any closing costs and the carrying value of the property.

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

         Equity Investments:

              The Company's ownership interests in entities in which it owns 50% or less and has the ability to exercise significant influence are accounted for under the equity method; i.e., at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

         Cash Equivalents:

              The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 1998, 1999 and 2000 were held in the custody of two financial institutions, and which balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

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

         Foreign Currency Translation:

              The Company consolidates its real estate investments in the United Kingdom and France. The functional currency for these investments are the British pound and the French franc. The translation from British pounds and French francs to U.S. dollars is performed for balance sheet accounts using current exchange rates at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are included in other comprehensive income as part of shareholders' equity.

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


         Federal Income Taxes:

              The Company is qualified as a REIT as of December 31, 2000 as defined under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its REIT taxable income to its shareholders through December 31, 2000 and 90% thereafter, and meets certain other conditions.

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

              Basic and diluted earnings per share were calculated as follows:

                                                                                        Weighted
                                                                                     Average Shares       Per-Share
                                                                   Net Income         Outstanding           Amount
                                                                   ----------         -----------           ------
              1998

              Basic earnings before extraordinary items            $12,093,270          18,986,347          $  .64

              Basic earnings - extraordinary items                   1,638,375          18,986,347             .08
                                                                   -----------                              ------
                                                                   $13,731,645          18,986,347          $  .72
                                                                   ===========                              ======
              Effect of dilutive securities - stock
                                                                                           306,692
                 warrants                                                               ----------
              Diluted earnings before extraordinary items          $12,093,270          19,293,039          $  .63
              Diluted earnings - extraordinary items                 1,638,375          19,293,039             .08
                                                                   -----------                              ------
                                                                   $13,731,645          19,293,039          $  .71
                                                                   ===========                              ======
              1999
              Basic earnings                                       $14,836,088          21,674,189          $  .68
                                                                   ===========                              ======
              Effect of dilutive securities-stock
                                                                                           335,911
                 warrants                                                               ----------
              Diluted earnings                                     $14,836,088          22,010,100          $  .67
                                                                   ===========                              ======
              2000
              Basic earnings                                       $15,376,728          21,916,934          $  .70
                                                                   ===========                              ======
              Effect of dilutive securities-stock
                                                                                           354,895
                 warrants                                                               ----------
              Diluted earnings                                     $15,376,728          22,271,829          $  .69
                                                                   ===========                              ======

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


         Operating Segments:

              Accounting standards have been established for the way public business enterprises report selected information about operating segments and guidelines for defining the operating segment of an enterprise. Based on the standards' definition, the Company has concluded that it engages in a single operating segment.

         Reclassifications:

              Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

2.  Organization and Offering:

         The Company was formed on February 15, 1991 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning industrial real estate. Subject to certain restrictions and limitations, the business of the Company is managed by Carey Asset Management Corp. (the "Advisor"). Pursuant to a public offering, which concluded in August 1993, the Company issued 14,167,581 shares of common stock.

3.  Transactions with Related Parties:

         The Company's asset management and performance fees are each -1/2 of 1% per annum of Average Invested Assets, as defined in the Advisory Agreement between the Company and the Advisor. Asset management fees were $2,163,157, $2,621,388 and $2,761,896 in 1998, 1999 and 2000,
         respectively, with performance fees for such periods in like amount. Payment of the performance fee is subordinated to achievement of a cumulative dividend return of 8% (based on an initial issuance of Company stock at $10 per share in accordance with the Advisory Agreement). This cumulative dividend criterion was initially met in January 1999. During 2000, 208,170 shares were issued in satisfaction of $2,716,377 of performance fees. The shares issued to pay the performance fee were priced based on the most recent independent valuation of the Company's portfolio at the date of issuance.

         General and administrative expense reimbursement consists primarily of the actual cost of personnel needed in providing administrative services necessary to the operations of the Company. Reimbursements incurred were $805,006, $825,054 and $1,107,736 in 1998, 1999 and 2000,
         respectively.

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

         The Advisor will be entitled to receive subordinated disposition fees, based upon the cumulative proceeds arising from the sale of the Company's assets since the inception of the Company. Pursuant to the subordination provisions of the Advisory Agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% since the inception of the Company. The Advisor's interest in such disposition fees amounts to $520,719 through December 31, 2000. Payment of such amount, however, cannot be made until the subordination provisions are met. Management has concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in accounts payable to affiliates in the accompanying financial statements.

         In connection with performing services relating to the Company's real estate purchases, affiliates of the Company received fees of $589,878, $343,146 and $138,993 in 1998, 1999 and 2000, respectively.

         In 1995, the Company's Board of Directors authorized the offering of 10,000,000 Shares in a private placement to a limited number of institutional investors. Through December 31, 2000 the Company has raised $74,440,000 from institutional investors, issuing 6,250,262 shares. No shares were issued in 2000. The offering was conducted by W.P. Carey & Co., Inc. ("W.P. Carey"), an affiliate of the Advisor, through June 2000, at which time the

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

         Advisor assumed responsibility for raising capital. In 1997, the Company's shareholders approved a proposal to grant warrants for the Company's common stock in lieu of cash compensation in consideration for raising capital. Under the plan, W. P. Carey was granted, subject to the approval of the Company's Board of Directors, 3,956,447 warrants at exercise prices ranging from $10 to $12.80 per share. The warrants are exercisable over a ten-year period. The exercise prices are based on the share price at the time the shares were issued to the institutional investors. The granting of the warrants was intended to compensate W. P. Carey in an amount equivalent to a fee of 3% of the capital raised. The warrants have been valued by an independent consultant.

         In connection with services performed relating to the identification, evaluation, structuring and development of the Company's investments in real estate, affiliates of the Company received structuring and development fees of $1,474,694, $857,865 and $347,482 in 1998, 1999 and
         2000, respectively.

         The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred in 1998, 1999 and 2000 were $230,412, $225,321 and $167,458, respectively.

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

4.  Real Estate Leased to Others Accounted for Under the Operating Method:

         Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $26,751,000 in 2001; $24,196,000 in 2002; $22,696,000 in 2003; $22,705,000 in 2004;
         $22,676,000 in 2005; and aggregate approximately $336,694,000 through 2020.

         Contingent rents were approximately $783,000, $870,486 and $1,134,103 in 1998, 1999 and 2000, respectively.

5.  Net Investment in Direct Financing Leases:


         Net investment in direct financing leases is summarized as follows:

                                                                         December 31,
                                                                         ------------
                                                        1998                 1999                  2000
                                                        ----                 ----                  ----
              Minimum lease payments               $183,949,276          $203,395,121          $191,499,834
                 receivable
              Unguaranteed residual value            92,900,350           101,311,101           101,499,550
                                                   ------------          ------------          ------------
                                                    276,849,626           304,706,222           292,999,384
              Less: unearned income                 182,376,214           201,706,849           189,628,667
                                                   ------------          ------------          ------------
                                                   $ 94,473,412          $102,999,373          $103,370,717
                                                   ============          ============          ============

         Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to approximately $11,671,000 in 2001; $11,422,000 in 2002; $11,673,000 in 2003;
         $11,841,000 in 2004; $11,926,000 in 2005; and aggregate approximately
         $191,747,000 through 2024.

         The Company is committed under long-term ground leases for certain properties through 2008. Future ground lease rental commitments aggregate $534,000.

         Contingent rents were approximately $334,000, $456,000 and $425,000 in 1998, 1999 and 2000, respectively.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


6.  Mortgage Notes Payable:

         Mortgage notes payable, all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of approximately $291,191,000. As of December 31, 2000, mortgage notes payable have interest rates varying from 6.95% to 10% per annum and mature from 2001 to 2020.

         Scheduled principal payments during each of the five years following December 31, 2000 and thereafter are as follows:

                  Year Ending December 31,
                  ------------------------
                       2001                                 $ 16,267,918
                       2002                                   22,942,405
                       2003                                   11,246,930
                       2004                                   15,025,916
                       2005                                   13,576,308
                       Thereafter                             86,231,570
                                                            ------------
                          Total                             $165,291,047
                                                            ============

         Interest paid, excluding capitalized interest, was $13,509,785, $14,264,348 and $13,876,301 in 1998, 1999 and 2000, respectively.

         In connection with the placement of mortgages, fees of $589,878, $343,146 and $138,993 were paid to an affiliate of the Company in 1998, 1999 and 2000, respectively.

 7.  Dividends:


         Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the years ended December 31, 1998, 1999 and 2000, dividends paid per share were reported as follows for tax purposes:

                                             1998          1999         2000
                                             ----          ----         ----

                 Ordinary income              $.75         $.70         $.61
                 Capital gains                 --           .06          --
                 Return of capital             .08          .07          .22
                                              ----         ----         ----
                                              $.83         $.83         $.83
                                              ====         ====         ====

         A dividend of $.2084 per share for the quarter ended December 31, 2000 ($4,578,755) was declared in December 2000 and paid in January 2001.

 8.  Lease Revenues:

         The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues are as follows:

                                                                    1998                   1999                   2000
                                                                    ----                   ----                   ----
         Per Statements of Income:
             Rental income from operating leases                   $22,679,719            $26,038,006           $27,633,916
             Interest income from direct financing leases           11,112,788             11,302,619            12,306,721
         Adjustments:
             Share of leasing revenues applicable to                (1,787,480)            (1,779,485)           (1,770,596)
                 minority interest
             Share of leasing revenues from equity
                investments                                         7,150,066             11,189,703            11,611,950
                                                                   -----------            -----------           -----------

                                                                   $39,155,093            $46,750,843           $49,781,991
                                                                   ===========            ===========           ===========

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


The Company earned its share of net leasing revenues in 1998, 1999 and 2000 from its direct and indirect ownership of real estate from the following lease obligors:

                                                    1998          %             1999          %               2000         %
                                                    ----         ---            ----         ---              ----        ---
Marriott International, Inc.(1)                  $ 4,436,519     11%         $ 4,461,891      10%         $ 4,466,178       9%
Omnicom Group, Inc.                                2,412,381      6            4,265,066       9            4,265,378       9
Advanced Micro Devices, Inc. (1)                      84,672      -            3,048,500       7            3,048,500       6
Best Buy Co., Inc. (2)                             3,043,548      8            3,029,933       6            3,014,798       6
Electronic Data Systems Corporation
   (formerly Centrobe, Inc.)                       2,354,252      6            2,358,928       5            2,358,928       5
Big V Holding Corp.                                1,748,210      5            1,831,101       4            2,052,967       4
Lucent Technologies, Inc.                          1,852,829      5            1,852,829       4            1,852,829       4
Garden Ridge Corporation                           1,426,128      4            1,467,013       3            1,496,217       3
Sicor, Inc.(1)                                     1,309,000      3            1,377,224       3            1,472,736       3
Merit Medical Systems, Inc.                        1,303,291      3            1,303,292       3            1,451,894       3
Barnes & Noble, Inc.                               1,385,861      4            1,398,758       3            1,413,962       3
Michigan Mutual Insurance Company                  1,362,779      4            1,362,833       3            1,362,893       3
Q Clubs, Inc.                                      1,288,875      3            1,319,212       3            1,343,372       3
The Upper Deck Company(1)                          1,319,875      3            1,319,875       3            1,319,875       3
Compucom Systems, Inc.(1)                                  -      -              982,213       2            1,304,666       3
Del Monte Corporation                              1,286,250      3            1,286,250       3            1,286,250       2
UTI Holdings, Inc. (formerly Lincoln
   Technical Institute of Arizona, Inc.)           1,206,952      3            1,206,952       3            1,252,252       2
Plexus Corp.                                       1,184,409      3            1,184,409       2            1,212,504       2
Waban, Inc.                                        1,118,356      3            1,118,356       2            1,118,356       2
Bell Sports, Inc.                                  1,064,328      3            1,088,067       2            1,108,341       2
Wal-Mart Stores, Inc.                              1,013,389      3            1,070,232       2            1,039,264       2
Detroit Diesel Corporation                           845,000      2              845,000       2              868,239       2
Gloystarne & Co., Inc.                                     -      -               40,272       -              836,652       2
PSC Scanning, Inc.                                         -      -              523,273       1              835,221       2
Custom Food Products, Inc.                           870,024      2              928,890       2              833,046       2
Humco Holding Group                                        -      -              746,519       2              825,100       2
Nicholson Warehouse L.P.                             805,160      2              805,200       2              815,414       2
GATX Logistics, Inc.                                 794,893      2              794,893       2              794,893       1
Hibbett Sporting Goods, Inc.                         475,784      1              493,587       1              740,972       1
Bolder Technologies, Inc.                                  -      -              459,911       1              668,689       1
Superior Telecommunications, Inc.                    657,733      2              640,310       1              647,092       1
Childtime Childcare, Inc.                            608,856      2              608,856       1              628,871       1
Petsmart, Inc.                                       492,553      1              498,636       1              505,586       1
Other (3)                                          1,403,186      3            1,032,562       2            1,540,056       3
                                                 -----------    ---          -----------     ---          -----------     ---
                                                 $39,155,093    100%         $46,750,843     100%         $49,781,991     100%
                                                 ===========    ===          ===========     ===-         ===========     ===

     (1) Represents the Company's share of revenues from its equity investment.

     (2) Net of rental amount applicable to CPA(R):12's 37% minority interest.

     (3) Net of ground lease rental expense of approximately $158,000, $156,000 and $74,000 in each of the years 1998, 1999 and 2000, respectively.

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

         Summarized combined financial information of the Company's equity investees is as follows:

          (In thousands)                                                           December 31,
                                                                                   -------------
                                                                    1998                1999                2000
                                                                    ----                ----                ----
          Assets (primarily real estate)                          $287,777            $323,347            $320,375
          Liabilities (primarily mortgage notes payable)           193,443             211,058             205,030
                                                                  --------            --------            --------
          Capital                                                 $ 94,334            $112,289            $115,345
                                                                  ========            ========            ========

          (In thousands)                                                      Year Ended December 31,
                                                                              -----------------------
                                                                   1998                 1999                 2000
                                                                   ----                 ----                 ----
          Revenues (primarily rental revenues)                    $ 24,255            $ 36,332            $ 37,533
          Expenses (primarily interest on mortgages and
             depreciation)                                          13,246              21,049              21,159
                                                                  --------            --------            --------
          Net income                                              $ 11,009            $ 15,283            $ 16,374
                                                                  ========            ========            ========

10.  Acquisition of Real Estate:

         On October 21, 2000, the Company and a joint venture partner with 65% and 35% ownership interests, respectively, purchased property in Toulouse, France on which a hotel is being constructed and entered into a net lease with Societe Hoteliere Tourisme Grand Noble ("SHTGN"). The total purchase price including construction costs is estimated to be approximately $5,622,000. Upon completion, currently scheduled for November 2001, a lease term of eleven years will commence followed by a nine-year and three three-year renewal terms at SHTGN's option. Annual rent will consist of the sum of a) the greater of fixed rent of $537,211 and an amount equal to 9.8% of the total construction cost, and b) variable rent of 38% of the lessee's net income. The lease also provides for annual rent increases based on increases in the INSEE index, a French construction cost index.

         The Company obtained a commitment for a $4,128,000 limited recourse mortgage loan which will provide for monthly payments of principal and interest at an annual rate to be fixed upon completion of construction, based on a 15-year amortization of 70% of the debt amount. The loan matures 15 years after the completion of construction, at which time a balloon payment for the outstanding principal balance is scheduled.

11.  Writedown to Fair Value:

         The Company and Corporate Property Associates 10 Incorporated, an affiliate, which own a property in Texarkana, Arkansas as tenants-in-common, have entered into an agreement-in-principle to sell the property to an unaffiliated third party. The Company's share of proceeds, net of costs, is anticipated to be $625,000. In connection with the proposed sale, the Company has written down its carrying value in the Texarkana property to an amount equal to its share of the anticipated net sales proceeds, and has recognized an impairment loss of $143,919. The Texarkana property has been vacant since the termination of the Harvest Foods, Inc. lease in March 1997.

12.  Gains (Losses) on Sale of Real Estate and Securities:

         In 1999, the Company sold three vacant properties formerly leased to Harvest Foods, Inc. ("Harvest") for $1,127,625 and recognized a loss on sale of $862,593. In March 2000, the Company sold a vacant Harvest property in Clarksdale, Mississippi in March 2000 for a nominal amount and did not recognize a gain or loss as it

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


         had recognized an impairment loss in 1999 of $402,753 in connection with entering into the agreement to sell the property.

         In 1993 and 1995, the Company entered into net leases with Garden Ridge Corporation ("Garden Ridge") and, in connection with structuring the leases, was awarded warrants to purchase 164,000 shares of Garden Ridge common stock of which 97,200 warrants were exercisable at $6.67 per share and 67,500 warrants were exercisable at $10 per share. The Company subsequently exercised all of its warrants and sold 112,500 shares in 1995 and 1996. Garden Ridge common stock subsequently split on a 2-for-1 basis, and in December 1999, the Company sold its remaining 104,400 shares at a gain of $369,312. The Company also recognized a gain of $854,985 in 1999 in connection with the redemption of warrants that had been granted by Q Clubs, Inc.

13.  Extraordinary Gains on Extinguishment of Debt:

         In December 1998, the holder of a limited recourse subordinated mortgage note on the former Harvest properties agreed to accept a payment of $250,000 from the Company in satisfaction of the $1,500,000 mortgage loan obligation and accrued interest thereon of $388,375. In connection with the payoff of the subordinated mortgage loan, the Company recognized an extraordinary gain on the extinguishment of debt of $1,638,375 in 1998.

14.  Disclosures About Fair Value of Financial Instruments:

         The carrying amounts of cash, receivables, and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

         The Company estimates that the fair value of mortgage notes payable at December 31, 1999 and 2000 was approximately $166,640,000 and $170,287,000, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risks.

         In conjunction with executing several of its leases, the Company was granted warrants to purchase common stock of the lessee or lease guarantor. To the extent that the lessee or lease guarantor is not a publicly traded company, the warrants have been judged at the time of issuance to be speculative in nature and a nominal cost basis has been attributed to them. The Company believes it is not practicable to estimate the fair value of its stock warrants for closely held companies. At December 31, 1998 and 1999, the Company held stock warrants to purchase 155,461 shares of the common stock of Merit Medical Systems, Inc. ("Merit"), a publicly traded company. The fair value of the Company's stock warrants in Merit as of December 31, 2000, based on quoted prices for Merit's common stock, was approximately $19,000. Such warrants are exercisable currently and are carried at a nominal value.

15.  Accounting Pronouncements:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001, which establishes accounting and reporting standards for derivative instruments. The Company believes that upon adoption SFAS No. 133 will not have a material impact on the consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 1 ("SAB 101") which provides guidance on several revenue recognition issues including recognition of rents based upon lessees' sales. Certain of the Company's leases provide for additional rents to be paid based upon the level of sales achieved by the lessee. The percentage rents are recorded once the required sales level is achieved and are included in the consolidated statements of income in rental revenue and interest income from direct financing leases. The adoption of SAB 101 did not have any impact on the consolidated financial statements.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


There is no established public trading market for the Shares of the Company. As of December 31, 2000, there were 8,564 holders of record of the Shares of the Company.

The Company is required to distribute annually 95% of its Distributable REIT taxable income (90% in 2001 and thereafter) to maintain its status as a REIT. Quarterly dividends paid by the Company since December 31, 1997 are as follows:


                                                   Cash Dividends Paid Per Share
                                                   -----------------------------
                                                1998             1999             2000
                                                ----             ----             ----

              First quarter                   $.20600          $.20680         $.20760
              Second quarter                   .20620           .20700          .20780
              Third quarter                    .20622           .20720          .20800
              Fourth quarter                   .20663           .20740          .20820
                                              -------          -------         -------
                                              $.82505          $.82840         $.83160
                                              =======          =======         =======





REPORT ON FORM 10-K




The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.