Form 10-Q
period 2001-03-31
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2001-05-14
CIK 873394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended MARCH 31, 2001

                                       of

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

CIP(R) is HAS NO SECURITIES registered on any exchanges.

CIP(R) does not have any Securities registered pursuant to Section 12(b) of the Act.

CIP(R) (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

CIP(R) has no active market for common stock at May 11, 2001.

CIP(R) has 22,049,090 shares of common stock, $.001 par value outstanding at May 11, 2001.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED



                                      INDEX



                                                                                                  Page No.
                                                                                                  --------
 PART I

 Item 1. - Financial Information*

                  Condensed Consolidated Balance Sheets, as of December 31, 2000
                  and March 31, 2001                                                                     2

                  Condensed Consolidated Statements of Income for the three months
                  ended March 31, 2000 and 2001                                                          3

                  Condensed Consolidated Statements of Comprehensive Income
                  for the three months ended March 31, 2000 and 2001                                     3

                  Condensed Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2000 and 2001                                             4

                  Notes to Condensed Consolidated Financial Statements                                 5-7


 Item 2. - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                    8


 PART II - Other Information


 Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                    9

 Item 4. -  Submission of Matters to a Vote of Security Holders                                          9

 Item 6. -  Exhibits and Reports on Form 8-K                                                             9

 Signatures                                                                                             10



* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   December 31, 2000        March 31, 2001
                                                                   -----------------        --------------
                                                                         (Note)               (Unaudited)

           ASSETS:
Land and buildings, net of accumulated depreciation of
    $24,771,906 at December 31, 2000 and $26,068,636 at
    March 31, 2001                                                   $ 222,474,913           $ 221,081,897
Net investment in direct financing leases                              103,370,717             103,334,417
Real estate under construction leased to others                          4,070,826               5,470,728
Assets held for sale                                                       625,000                 625,000
Equity investments                                                      39,379,271              39,629,982
Cash and cash equivalents                                                7,181,199               6,365,596
Other assets, net                                                        3,106,695               2,888,074
                                                                     -------------           -------------
             Total assets                                            $ 380,208,621           $ 379,395,694
                                                                     =============           =============

           LIABILITIES, MINORITY INTEREST AND
             SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                              $ 165,291,047           $ 163,938,051
Accrued interest payable                                                 1,146,571               1,062,767
Accounts payable and accrued expenses                                      963,341                 940,860
Accounts payable to affiliates                                           1,624,123               1,466,981
Dividends payable                                                        4,578,755               4,592,829
Prepaid rental income and security deposits                              1,792,766               1,769,531
                                                                     -------------           -------------
             Total liabilities                                         175,396,603             173,771,019
                                                                     -------------           -------------

Minority interest                                                        5,790,782               6,511,687
                                                                     -------------           -------------

Commitments and contingencies

Shareholders' Equity:
Common stock, $.001 par value; authorized, 40,000,000
  shares; issued and outstanding, 22,596,949 shares at
  December 31, 2000 and 22,694,885 shares at March 31, 2001                 22,597                  22,695
Additional paid-in capital                                             225,722,640             226,995,718
Dividends in excess of accumulated earnings                            (19,577,430)            (19,839,215)
Accumulated other comprehensive loss                                      (230,841)               (504,109)
                                                                     -------------           -------------
                                                                       205,936,966             206,675,089
Less, common stock in treasury, at cost, 635,294 shares at
  December 31, 2000 and 691,147 shares at March 31, 2001                (6,915,730)             (7,562,101)
                                                                     -------------           -------------
             Total shareholders' equity                                199,021,236             199,112,988
                                                                     -------------           -------------
             Total liabilities, minority interest and
                shareholders' equity                                 $ 380,208,621           $ 379,395,694
                                                                     =============           =============


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.


Note: The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  Three Months Ended March 31,
                                                                --------------------------------
                                                                    2000                2001
                                                                ------------        ------------

Revenues:
  Rental income                                                 $  7,067,941        $  7,186,100
  Interest income from direct financing leases                     2,953,234           3,036,470
  Interest and other income                                          104,985             107,067
                                                                ------------        ------------
                                                                  10,126,160          10,329,637
                                                                ------------        ------------
Expenses:
  Interest                                                         3,606,866           3,500,044
  Depreciation and amortization                                    1,335,549           1,370,566
  General and administrative                                         680,615             735,158
  Property expenses                                                1,588,356           1,712,964
                                                                ------------        ------------
                                                                   7,211,386           7,318,732
                                                                ------------        ------------

      Income before minority interest, income from equity
        investments, and gain on sale                              2,914,774           3,010,905

Minority interest in income                                         (208,333)           (216,116)
                                                                ------------        ------------

      Income before income from equity investments and
        gain on sale                                               2,706,441           2,794,789

Income from equity investments                                     1,476,137           1,537,599
                                                                ------------        ------------

      Income before gain on sale                                   4,182,578           4,332,388

Gain on sale of real estate                                           24,269                  --
                                                                ------------        ------------

      Net income                                                $  4,206,847        $  4,332,388
                                                                ============        ============

Basic earnings per share                                        $        .19        $        .20
                                                                ============        ============

Diluted earnings per share                                      $        .19        $        .19
                                                                ============        ============

Weighted average common shares outstanding-basic                  21,912,855          22,025,610
                                                                ============        ============

Weighted average common shares outstanding-diluted                22,248,766          22,380,505
                                                                ============        ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                            Three Months Ended March 31,
                                                           ------------------------------
                                                               2000               2001
                                                           -----------        -----------

Net income                                                 $ 4,206,847        $ 4,332,388

Other comprehensive loss:
   Change in foreign currency translation adjustment          (124,486)          (273,268)
                                                           -----------        -----------
                                                              (124,486)          (273,268)
                                                           -----------        -----------

   Comprehensive income                                    $ 4,082,361        $ 4,059,120
                                                           ===========        ===========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Three Months Ended March 31,
                                                                              --------------------------------
                                                                                   2000                2001
                                                                              ------------        ------------

Cash flows from operating activities:
   Net income                                                                 $  4,206,847        $  4,332,388
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                              1,335,549           1,370,566
      Income from equity investments in excess of dividends and
         distributions received                                                   (228,903)           (250,869)
      Minority interest in income                                                  208,333             216,116
      Straight-line rent adjustments and other noncash rent adjustments           (305,289)           (283,843)
      Provision for uncollected rent                                                25,053              77,100
      Gain on sale of real estate                                                  (24,269)                 --
      Issuance of shares in satisfaction of performance fees                       670,571             692,005
      Net change in operating assets and liabilities                               362,046            (111,567)
                                                                              ------------        ------------
         Net cash provided by operating activities                               6,249,938           6,041,896
                                                                              ------------        ------------

Cash flows from investing activities:
      Proceeds from sale of real estate                                             24,269                  --
      Acquisition of real estate and additional capitalized costs               (7,241,175)         (1,621,191)
                                                                              ------------        ------------
         Net cash used in investing activities                                  (7,216,906)         (1,621,191)
                                                                              ------------        ------------

Cash flows from financing activities:
      Purchase of treasury stock                                                (2,079,164)           (646,371)
      Prepayment of mortgage payable                                                    --            (209,567)
      Proceeds from mortgages                                                    4,100,720             398,233
      Proceeds from stock issuance                                                 554,849             581,171
      Payments of mortgage principal                                              (930,076)         (1,142,822)
      Contributions from minority partners                                              --             504,789
      Payment of financing costs                                                   (21,702)           (116,828)
      Dividends paid                                                            (4,544,371)         (4,580,093)
                                                                              ------------        ------------
         Net cash used in financing activities                                  (2,919,744)         (5,211,488)
                                                                              ------------        ------------

         Effect of exchange rate changes on cash                                        --             (24,820)
                                                                              ------------        ------------

         Net decrease in cash and cash equivalents                              (3,886,712)           (815,603)

Cash and cash equivalents, beginning of period                                  14,100,580           7,181,199
                                                                              ------------        ------------

         Cash and cash equivalents, end of period                             $ 10,213,868        $  6,365,596
                                                                              ============        ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2. Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month periods ended March 31, 2000 and 2001 were calculated as follows:

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                       2000              2001
                                                   -----------       -----------

Net income                                         $ 4,206,847       $ 4,332,388
                                                   ===========       ===========
Weighted average shares - basic                     21,912,855        22,025,610
Effect of dilutive securities:  Stock warrants         335,911           354,895
                                                   -----------       -----------
Weighted average shares - diluted                   22,248,766        22,380,505
                                                   ===========       ===========
Basic earnings per share                           $       .19       $       .20
                                                   ===========       ===========
Diluted earnings per share                         $       .19       $       .19
                                                   ===========       ===========

Note 3. Transactions with Related Parties:

The Company incurred asset management fees, payable to its Advisor, Carey Asset Management Corp., of $681,913 and $705,727 for the three-month periods ended March 31, 2000 and 2001, respectively, with performance fees in like amounts. General and administrative expense reimbursements were $259,928 and $300,614 for the three months ended March 31, 2000 and 2001, respectively.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Note 4. Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues are as follows:

                                                                        2000                2001
                                                                   ------------        ------------

Per Statements of Income:
    Rental income from operating leases                            $  7,067,941        $  7,186,100
    Interest from direct financing leases                             2,953,234           3,036,470

Adjustments:
    Share of leasing revenue applicable to minority interest           (444,132)           (441,760)
    Share of leasing revenue from equity investments                  3,118,514           3,162,254
                                                                   ------------        ------------
                                                                   $ 12,695,557        $ 12,943,064
                                                                   ============        ============

For the three-month periods ended March 31, 2000 and 2001, the Company earned its net lease revenues from its investments as follows:

                                            2000           %           2001           %
                                        -----------      ----      -----------      ----
Marriott International, Inc. (a)        $ 1,332,102        10%     $ 1,375,842        11%
Omnicom Group, Inc.                       1,066,345         8        1,066,345         8
Advanced Micro Devices, Inc. (a)            762,125         6          762,125         6
Best Buy Co., Inc. (b)                      756,225         6          752,184         6
Electronic Data Systems Corporation         589,732         4          589,732         5
Lucent Technologies, Inc.                   463,207         4          463,207         4
Big V Holding Corp.                         455,666         3          459,463         4
Wal-Mart Stores, Inc.                       470,100         4          451,681         3
Garden Ridge, Inc.                          374,054         3          386,570         3
Sicor, Inc. (a)                             368,184         3          368,184         3
Merit Medical Systems, Inc.                 352,842         3          366,351         3
Barnes & Noble, Inc.                        351,996         3          356,087         3
Q Clubs, Inc.                               335,843         3          342,245         3
Michigan Mutual Insurance Company           340,717         3          340,733         2
The Upper Deck Company (a)                  329,969         3          329,969         2
Compucom Systems, Inc. (a)                  326,134         3          326,134         2
Del Monte Corporation                       321,563         2          321,563         2
UTI Holdings, Inc.                          301,738         2          321,152         2
Plexus Corp.                                296,102         2          317,173         2
Bell Sports Corp.                           277,085         2          286,555         2
Waban, Inc./BJ's Warehouse Club             279,589         2          279,589         2
Detroit Diesel Corporation                  217,060         2          224,483         2
Custom Food Products, Inc.                  205,136         2          212,514         2
PSC Scanning, Inc.                          205,003         2          211,521         2
Humco Holdings Corp.                        206,275         2          208,338         2
Gloystarne & Co.                            152,293         1          206,314         2
Nicholson Warehouse, L.P.                   201,307         2          204,092         2
Other                                     1,357,165        10        1,412,918        10
                                        -----------      ----      -----------      ----
                                        $12,695,557       100%     $12,943,064       100%
                                        ===========      ====      ===========      ====

    (a) Represents the Company's proportionate share of lease revenues from its equity investments.

    (b) Net of amounts applicable to minority interests owned by Corporate Property Associates 12 Incorporated ("CPA(R):12").

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Note 5. Equity Investments:

The Company holds interests in five investments in which its ownership interest is 50% or less. All of the underlying investments are entities that were formed solely for the purpose of entering into a long-term net lease with a single tenant. The Company owns (i) an approximate 23.7% interest in a real estate investment trust that net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc., (ii) 50% interests in entities that net lease properties to Sicor, Inc. and the Upper Deck Company and
(iii) 33.33% interests in entities that net lease property to Advanced Micro Devices, Inc. and Compucom Systems, Inc. Summarized combined financial information of the Company's equity investees is as follows:

(in thousands)

                                                    December 31, 2000   March 31, 2001
                                                    -----------------   --------------

Assets (primarily real estate)                          $320,375          $320,016
Liabilities (primarily mortgage notes payable)           205,030           203,555
                                                        --------          --------
Shareholders' and members' equity                       $115,345          $116,461
                                                        ========          ========

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2000             2001
                                                                    -------          -------

Revenues (primarily rental income and interest from direct
    financing leases)                                               $10,290          $10,466
Expenses (primarily interest on mortgage and depreciation)            5,357            5,138
                                                                    -------          -------
Net income                                                          $ 4,933          $ 5,328
                                                                    =======          =======

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with CIP(R)'s condensed consolidated financial statements and notes thereto as of March 31, 2001 included in this quarterly report and CIP(R)'s Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievement of CIP(R) to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CIP(R) that the results or conditions described in such statements or the objectives and plans of CIP(R) will be achieved.

RESULTS OF OPERATIONS:

Net income for the three-month period ended March 31, 2001 increased $126,000 as compared with the three-month period ended March 31, 2000. The increase in net income was primarily attributable to an increase in lease revenues (rental income and interest income from direct financing leases). The increase in lease revenues resulted from several rent increases based on increases in the Consumer Price Index, five in 2001 and eight in 2000, and the purchase of the ISA International plc property in March 2000. The benefit from the increase in lease revenues was partially offset by an increase in property expenses. The increase in property expenses was due to a moderate increase in asset management and performance fees and an increase in the provision for uncollected rents.

On April 16, 2001, Bolder Technologies, Inc., a lessee of CIP(R)'s property in Golden, Colorado filed a voluntary petition of bankruptcy. In the event that Bolder seeks to terminate its lease in connection with its plan of reorganization, CIP(R)'s annual lease revenues would decrease by $561,000. A ten-year lease with Xerox Corporation for a property in Hot Springs, Arkansas commencing on June 1, 2001 will provide approximately $76,000 of rent during the first lease year with stated annual increases thereafter.

FINANCIAL CONDITION:

Cash flows from operations of $6,042,000 were sufficient to pay dividends to shareholders of $4,580,000, scheduled mortgage principal installments of $1,143,000 and a prepayment of $210,000 on the loan collateralized by CIP(R)'s 50% interest in six retail properties leased to Wal-Mart Stores, Inc. Under the loan agreement on the Wal-Mart properties, CIP(R) is obligated to make an annual prepayment equal to 80% of the percentage of sales rents earned on the Wal-Mart leases.

CIP(R)'s investing activities during the quarter ended March 31, 2001 consisted of using $1,621,000 for additional capital costs, primarily for real estate under construction for the expansion project at the UTI Holdings, Inc. property and the build-to-suit of a Holiday Inn in Toulouse, France that are scheduled to be completed during the second and fourth quarter of 2001, respectively. CIP(R) is currently evaluating the costs necessary to retrofit its 96,000 square foot vacant property in Austin, Texas.

In addition to paying dividends to shareholders, distributions to its minority interest partner and mortgage principal payments, (i) CIP(R) obtained $505,000 of contributions from its minority interest partner in the Toulouse Holiday Inn project and drew $398,000 on the mortgage commitment on the property toward construction costs, (ii) issued 44,705 shares of common stock under CIP(R)'s dividend reinvestment plan and (iii) purchased 55,853 shares of treasury stock at an average cost of $11.57 per share. CIP(R) purchases its own shares when it has sufficient cash reserves and the opportunity to acquire shares at a discount to appraised value. CIP(R) is continuing to seek refinancing on limited recourse mortgage loans collateralized by properties leased to Del Monte Corporation and Superior Telecommunications, Inc. that are scheduled to mature in 2001. Management believes that refinancing will be completed as the properites have remaining lease terms of more than ten years.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART II



Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(in thousands)

Approximately $134,794,000 of CIP(R)'s long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2001 ranged from 5.95% to 10.55%. There has been no material change since December 31, 2000.

                         2000          2001          2002          2003           2004        Thereafter      Total      Fair Value
                       --------      --------      --------      --------      ----------     ----------     --------    ----------
Fixed rate debt        $  2,372      $  9,808      $ 11,095      $ 12,140      $   13,536      $ 85,843      $134,794     $137,488
Weighted average
    interest rate          8.75%         9.82%         8.89%         9.53%           9.16%         8.09%
Variable rate debt     $ 12,542      $ 13,143      $    163      $  2,898              --      $    398      $ 29,144     $ 29,144


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits:

                  None.


           (b)    Reports on Form 8-K:

                  During the quarter ended March 31, 2001, the Company was not required to file any reports on Form 8-K.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED




                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                       AND SUBSIDIARIES





  5/11/2001                By:      /s/ John J. Park
-------------                      ----------------------------------------
    Date                                 John J. Park
                                         Executive Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



  5/11/2001                By:      /s/ Claude Fernandez
-------------                      ----------------------------------------
    Date                                 Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer