Form 10-Q
period 2001-06-30
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2001-08-10
CIK 873394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended JUNE 30, 2001

                                       of

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

CIP(R) HAS NO SECURITIES registered on any exchanges.

CIP(R) does not have any Securities registered pursuant to Section 12(b) of the Act.

CIP(R) (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

CIP(R) has no active market for common stock at August 9, 2001.

CIP(R) has 22,061,224 shares of common stock, $.001 par value outstanding at August 9, 2001.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                      INDEX

                                                                                    Page No.
                                                                                    --------
PART I

Item 1. - Financial Information*

            Condensed Consolidated Balance Sheets, as of December 31, 2000
            and June 30, 2001                                                            2

            Condensed Consolidated Statements of Income for the three and six
            months ended June 30, 2000 and 2001                                          3

            Condensed Consolidated Statements of Comprehensive Income
            for the three and six months ended June 30, 2000 and 2001                    3

            Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 2000 and 2001                                      4

            Notes to Condensed Consolidated Financial Statements                       5-7


Item 2. - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                      8-9


PART II - Other Information


Item 3. - Quantitative and Qualitative Disclosures About Market Risk                    10

Item 4. - Submission of Matters to a Vote of Security Holders                           10

Item 6. - Exhibits and Reports on Form 8-K                                              10

Signatures                                                                              11


* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         December 31, 2000          June 30, 2001
                                                                              (Note)                (Unaudited)
                                                                         ----------------           ------------
         ASSETS:
Land and buildings, net of accumulated depreciation of
    $24,771,906 at December 31, 2000 and $26,670,138 at June 30,
    2001                                                                   $222,474,913             $213,940,306
Net investment in direct financing leases                                   103,370,717              103,081,604
Real estate under construction leased to others                               4,070,826                2,942,423
Assets held for sale                                                            625,000                6,933,782
Equity investments                                                           39,379,271               39,983,010
Cash and cash equivalents                                                     7,181,199                7,296,769
Other assets                                                                  3,106,695                3,888,323
                                                                           ------------             ------------
           Total assets                                                    $380,208,621             $378,066,217
                                                                           ============             ============

         LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                    $165,291,047             $163,808,543
Accrued interest payable                                                      1,146,571                1,081,029
Accounts payable and accrued expenses                                           963,341                1,356,346
Accounts payable to affiliates                                                1,624,123                1,675,912
Dividends payable                                                             4,578,755                4,681,050
Prepaid rental income and security deposits                                   1,792,766                1,771,224
                                                                           ------------             ------------
           Total liabilities                                                175,396,603              174,374,104
                                                                           ------------             ------------
Minority interest                                                             5,790,782                6,324,519
                                                                           ============             ============

Commitments and contingencies

Shareholders' Equity:
Common stock, $.001 par value; authorized, 40,000,000 shares; issued and outstanding, 22,596,949 shares at December 31, 2000
  and 22,794,525 shares at June 30, 2001                                         22,597                   22,795
Additional paid-in capital                                                  225,722,640              228,290,923
Dividends in excess of accumulated earnings                                 (19,577,430)             (22,354,528)
Accumulated other comprehensive loss                                           (230,841)                (507,557)
                                                                           ------------             ------------
                                                                            205,936,966              205,451,633
Less, common stock in treasury, at cost, 635,294 shares at
  December 31, 2000 and 733,301 shares at June 30, 2001                      (6,915,730)              (8,084,039)
                                                                           ------------             ------------
           Total shareholders' equity                                       199,021,236              197,367,594
                                                                           ------------             ------------
           Total liabilities, minority interest and
              shareholders' equity                                         $380,208,621             $378,066,217
                                                                           ------------             ------------


The accompanying notes are an integral part of the condensed consolidated financial statements.


Note: The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED


             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                       Three Months Ended                           Six Months Ended
                                                       ------------------                           ----------------
                                                June 30, 2000        June 30, 2001         June 30, 2000         June 30, 2001
                                                -------------        -------------         -------------         -------------

Revenues:
  Rental income                                   $6,852,480            $7,074,823           $13,920,421           $14,260,923
  Interest income from direct financing
    leases                                         3,199,124             3,138,688             6,152,358             6,175,158
  Interest and other income                          170,046               245,020               275,031               352,087
                                                ------------          ------------          ------------          ------------
                                                  10,221,650            10,458,531            20,347,810            20,788,168
                                                ------------          ------------          ------------          ------------
Expenses:
  Interest                                         3,596,849             3,698,702             7,203,715             7,198,746
  Depreciation and amortization                    1,391,845             1,397,724             2,727,394             2,768,290
  General and administrative                         805,812               819,612             1,486,427             1,554,770
  Property expenses                                1,654,696             1,861,850             3,243,052             3,574,814
  Impairment loss on real estate                          --             2,300,000                    --             2,300,000
                                                ------------          ------------          ------------          ------------
                                                   7,449,202            10,077,888            14,660,588            17,396,620
                                                ------------          ------------          ------------          ------------
     Income before minority interest,
       income from equity investments,
       and gain (loss)                             2,772,448               380,643             5,687,222             3,391,548

Minority interest in income                         (201,436)             (216,670)             (409,769)             (432,786)
                                                ------------          ------------          ------------          ------------

     Income before income from equity
       investments and gain (loss)                 2,571,012               163,973             5,277,453             2,958,762

Income from equity investments                     1,117,429             1,243,660             2,593,566             2,781,259
                                                ------------          ------------          ------------          ------------
     Income before gain (loss)                     3,688,441             1,407,633             7,871,019             5,740,021

Unrealized gain on warrants                               --               799,070                    --               799,070
(Loss) gain on sale of real estate                        --               (38,420)               24,269               (38,420)
                                                ------------          ------------          ------------          ------------

     Net income                                   $3,688,441            $2,168,283            $7,895,288            $6,500,671
                                                ============          ============          ============          ============

Basic and diluted earnings per share                    $.17                  $.10                  $.36                  $.29
                                                ============          ============          ============          ============

Weighted average common shares
   outstanding-basic                              21,858,153            22,075,527            21,885,282            22,051,006
                                                ============          ============          ============          ============

Weighted average common shares
   outstanding-diluted                            22,194,064            22,430,422            22,221,193            22,405,901
                                                ============          ============          ============          ============


   The accompanying notes are an integral part of the condensed consolidated financial statements.


                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                       Three Months Ended                          Six Months Ended
                                                       ------------------                          ----------------
                                                June 30, 2000        June 30, 2001         June 30, 2000       June 30, 2001
                                                -------------        -------------         -------------       -------------
Net income                                         $3,688,441           $2,168,283           $7,895,288           $6,500,671
                                                  -----------          -----------          -----------          -----------

Other comprehensive loss:
   Change in foreign currency translation
    adjustment                                        (77,404)              (3,448)            (201,890)            (276,716)
                                                  -----------          -----------          -----------          -----------

   Comprehensive income                            $3,611,037           $2,164,835           $7,693,398           $6,223,955
                                                  ===========          ===========          ===========          ===========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                         Six Months Ended June 30,
                                                                                         -------------------------
                                                                                         2000                  2001
                                                                                     ------------          ------------
Cash flows from operating activities:
   Net income                                                                          $7,895,288            $6,500,671
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      2,727,394             2,768,290
     Income from equity investments in excess of dividends and distributions
       received                                                                          (409,544)             (603,911)
     Minority interest in income                                                          409,769               432,786
     Straight-line rent adjustments                                                       (39,928)               16,713
     Provision for uncollected rent                                                        50,697               250,000
     Unrealized gain on warrants                                                               --              (799,070)
     (Gain) loss on sale of real estate                                                   (24,269)               38,420
     Impairment loss on real estate                                                            --             2,300,000
     Issuance of shares in satisfaction of performance fees                             1,352,484             1,397,732
     Net change in operating assets and liabilities                                     1,426,259               (34,294)
                                                                                     ------------          ------------
        Net cash provided by operating activities                                      13,388,150            12,267,337
                                                                                     ------------          ------------

Cash flows from investing activities:
     Proceeds from sale of real estate                                                     24,269               605,161
     Acquisition of real estate and additional capitalized costs                       (7,049,967)           (2,556,331)
                                                                                     ------------          ------------
        Net cash used in investing activities                                          (7,025,698)           (1,951,170)
                                                                                     ------------          ------------

Cash flows from financing activities:
     Purchase of treasury stock                                                        (2,479,001)           (1,168,309)
     Prepayment of mortgage payable                                                            --              (209,567)
     Proceeds from mortgages                                                            4,100,720             1,444,467
     Proceeds from stock issuance                                                       1,115,240             1,170,749
     Payments of mortgage principal                                                    (2,055,854)           (2,296,784)
     Distributions paid to minority interests                                            (374,742)             (384,060)
     Contributions from minority partners                                                      --               485,011
     Payment of financing costs                                                                --               (66,632)
     Dividends paid                                                                    (9,073,379)           (9,175,472)
                                                                                     ------------          ------------
        Net cash used in financing activities                                          (8,767,016)          (10,200,597)
                                                                                     ------------          ------------

        Net (decrease) increase in cash and cash equivalents                           (2,404,564)              115,570

Cash and cash equivalents, beginning of period                                         14,100,580             7,181,199
                                                                                     ------------          ------------

       Cash and cash equivalents, end of period                                       $11,696,016            $7,296,769
                                                                                      ===========            ==========


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

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Note 2.  Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month and six-month periods ended June 30, 2000 and 2001 were calculated as follows:

                                                          Three Months Ended June 30,
                                                       -------------------------------
                                                           2000                2001
                                                       -----------         -----------
Net income                                              $3,688,441          $2,168,283
                                                       ===========         ===========
Weighted average shares - basic                         21,858,153          22,075,527
Effect of dilutive securities:  Stock warrants             335,911             354,895
                                                       -----------         -----------
Weighted average shares - diluted                       22,194,064          22,430,422
                                                       ===========         ===========
Basic and diluted earnings per share                          $.17                $.10
                                                       ===========         ===========

                                                          Six  Months Ended June 30,
                                                       -------------------------------
                                                           2000                2001
                                                       -----------         -----------
Net income                                              $7,895,288          $6,500,671
                                                       ===========         ===========
Weighted average shares - basic                         21,885,282          22,051,006
Effect of dilutive securities:  Stock warrants             335,911             354,895
                                                       -----------         -----------
Weighted average shares - diluted                       22,221,193          22,405,901
                                                       ===========         ===========
Basic and diluted earnings per share                          $.36                $.29
                                                       ===========         ===========


Note 3.  Transactions with Related Parties:

The Company incurred asset management fees, payable to its Advisor, Carey Asset Management Corp., of $681,912 and $678,118 for the three-month periods ended June 30, 2000 and 2001, respectively, and $1,363,825 and $1,383,845 for the six-month periods ended June 30, 2000 and 2001, respectively, with performance fees in like amounts. General and administrative expense reimbursements were $299,381 and $288,479 for the three-month periods ended June 30, 2000 and 2001, respectively, and $559,309 and $589,093 for the six-month periods ended June 30, 2000 and 2001, respectively.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Note 4.  Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues are as follows:

                                                                  2000                  2001
                                                             ------------          ------------
Per Statements of Income:
    Rental income from operating leases                       $13,920,421           $14,260,923
    Interest from direct financing leases                       6,152,358             6,175,158

Adjustments:
    Share of leasing revenue applicable to minority
       interest                                                  (886,468)             (881,659)
    Share of leasing revenue from equity investments            5,949,461             6,023,676
                                                             ------------          ------------
                                                              $25,135,772           $25,578,098
                                                             ============          ============

For the six-month periods ended June 30, 2000 and 2001, the Company earned its net lease revenues from its investments as follows:

                                                2000                    %              2001                   %
                                            -----------                 --          -----------               --
Marriott International, Inc. (a)             $2,376,437                 9%          $2,417,920                 9%
Omnicom Group, Inc.                           2,132,689                 8            2,132,689                 8
Advanced Micro Devices, Inc. (a)              1,524,250                 6            1,524,097                 6
Best Buy Co., Inc. (b)                        1,509,393                 6            1,501,203                 6
Electronic Data Systems Corporation           1,179,464                 5            1,194,869                 5
Big V Holding Corp.                           1,024,362                 4            1,032,071                 4
Lucent Technologies, Inc.                       926,414                 4              926,414                 4
Garden Ridge, Inc.                              748,108                 3              773,140                 3
Sicor, Inc. (a)                                 736,503                 3              736,368                 3
Merit Medical Systems, Inc.                     719,193                 3              732,701                 3
Barnes & Noble, Inc.                            704,968                 3              713,279                 3
Q Clubs, Inc.                                   671,686                 3              697,293                 3
The Upper Deck Company (a)                      659,938                 3              693,023                 3
Michigan Mutual Insurance Company               681,438                 3              681,471                 3
Compucom Systems, Inc. (a)                      652,333                 2              652,268                 3
Del Monte Corporation                           643,125                 2              643,125                 2
UTI Holdings, Inc.                              609,948                 2              642,305                 2
Wal-Mart Stores, Inc.                           659,822                 3              641,403                 2
Plexus Corp.                                    592,205                 2              634,346                 2
Bell Sports Corp.                               554,171                 2              573,111                 2
Waban, Inc./BJ's Warehouse Club                 559,178                 2              559,178                 2
Detroit Diesel Corporation                      434,120                 2              448,967                 2
PSC Scanning, Inc.                              410,006                 2              425,435                 2
Custom Food Products, Inc.                      413,688                 2              425,028                 2
Humco Holdings Corp.                            412,549                 2              420,801                 2
Gloystarne & Co.                                428,734                 2              409,458                 2
Nicholson Warehouse, L.P.                       402,617                 1              405,414                 1
Other                                         2,768,433                11            2,940,721                11
                                            -----------       -----------          -----------       -----------
                                            $25,135,772               100%         $25,578,098               100%
                                            ===========       ===========          ===========       ===========


(a) Represents the Company's proportionate share of lease revenues from its equity investments.

(b) Net of amounts applicable to minority interests owned by Corporate Property Associates 12 Incorporated.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Note 5.  Equity Investments:

The Company holds interests in five investments in which its ownership interest is 50% or less and has the ability to exercise significant influence. All of the underlying investments are entities that were formed solely for the purpose of entering into a long-term net lease with a single tenant. The Company owns (i) an approximate 23.7% interest in a real estate investment trust that net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc., (ii) 50% interests in entities that net lease properties to Sicor, Inc. and the Upper Deck Company and (iii) 33.33% interests in entities that net lease property to Advanced Micro Devices, Inc. and Compucom Systems, Inc. Summarized combined financial information of the Company's equity investees is as follows:

(in thousands)                                      December 31, 2000             June 30, 2001
                                                    -----------------             -------------
Assets (primarily real estate)                         $320,375                    $319,398
Liabilities (primarily mortgage notes payable)          205,030                     201,613
Shareholders' and members' equity                       115,345                     117,785


                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                     2000              2001
                                                                   --------          --------
Revenues (primarily rental income and interest from direct
    financing leases)                                               $19,365           $19,623
Expenses (primarily interest on mortgage and depreciation)          (10,654)          (10,271)
                                                                   --------          --------
Net income                                                           $8,711            $9,352
                                                                   ========          ========

Note 6.  Impairment Loss on Real Estate:

In July 2001, the Company entered into an agreement to sell its property in Farmingdale, New York for $7,300,000. The sale is subject to the purchaser's due diligence review and acquiring a variance to rezone the property for residential use within 180 days. In connection with the proposed sale, the property has been written down to its estimated fair value, resulting in an impairment loss of $2,300,000 in the accompanying condensed consolidated financial statements.

The property is currently leased to Waban, Inc. ("Waban") through January 2002 at which time the lease expires. Waban elected not to exercise a ten-year renewal option.

Note 7.  Unrealized Gain on Warrants:

Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") Accounting for Derivative Instruments and Hedging Activities became effective in 2001 and established accounting and reporting standards for derivative instruments. Certain stock warrants which were granted to the Company by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because such stock warrants are readily convertible to cash. Pursuant to SFAS No. 133, changes in the fair value of such derivative instruments as determined using an option pricing model are recognized currently in earnings as gains or losses. As of June 30, 2001, the Company recognized an unrealized gain on warrants of $799,070. The Company also holds certain stock warrants which are not defined as derivative instruments and have been recorded at nominal values. The Company has only recognized unrealized gains or losses on stock warrants that are derivative instruments.

Note 8.  Loss on Sale of Real Estate:

In June 2001, the Company sold its interest in a vacant property in Texarkana, Arkansas for $625,000, less closing costs, and incurred a realized loss of $38,420 on the sale. With the sale of the Texarkana property, all of the properties that were formerly leased to Harvest Foods, Inc. are either currently subject to net leases or have been sold.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with Carey Institutional Properties Incorporated's ("CIP(R)") condensed consolidated financial statements and notes thereto as of June 30, 2001 included in this quarterly report and CIP(R)'s Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievement of CIP(R) to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CIP(R) that the results or conditions described in such statements or the objectives and plans of CIP(R) will be achieved.

RESULTS OF OPERATIONS:

Net income for the three-month and six-month periods ended June 30, 2001 reflected decreases of $1,520,000 and $1,395,000, respectively, as compared with the three-month and six-month periods ended June 30, 2000. The decreases were due to the impairment loss on the writedown of a property in Farmingdale, New York and a realized loss on the sale of a property in Texarkana, Arkansas. The decreases are offset by an unrealized gain on the fair value of warrants to purchase common stock of certain lessees held by CIP(R) recorded in accordance with SFAS No. 133. Excluding the impairment loss, unrealized gains on warrants and gains and losses on the sale of properties, income would have reflected increases of $19,000 and $169,000 for the comparable three-month and six-month periods as a result of increases in lease revenues, which were partially offset by increases in property expenses.

The increase in lease revenues was primarily due to scheduled increases in 2000 and 2001 of several leases and the completion of a build-to-suit facility for UTI Holdings, Inc. which was placed in service in April 2001 and will initially provide annual rent of approximately $392,000. A new lease with Xerox Corporation for CIP(R)'s property in Hot Springs, Arkansas which had been vacant commenced in June 2001 and will provide annual rent of $78,000. The increase in property expenses was due to an increase in the provision for uncollected rent. General and administrative expenses were stable for the comparable periods.

In April 2001, Bolder Technologies, Inc., a lessee of CIP(R)'s property in Golden, Colorado filed a voluntary petition of bankruptcy. In the event that Bolder terminates its lease in connection with the bankruptcy petition, annual rent would decrease by $561,000.

FINANCIAL CONDITION:

Cash flows from operations of $12,267,000 were sufficient to pay dividends to shareholders of $9,175,000, scheduled mortgage principal installments of $2,297,000 and a prepayment of $210,000 on the loan collateralized by CIP(R)'s 50% interest in six retail properties leased to Wal-Mart Stores, Inc. Under the loan agreement on the Wal-Mart properties, CIP(R) is obligated to make an annual prepayment equal to 80% of the percentage of sales rents earned on the Wal-Mart leases.

CIP(R)'s investing activities during the quarter ended June 30, 2001 consisted of using $2,556,000 for additional capital costs, primarily for the completion of expansion at the UTI Holdings, Inc. property and the construction of a build-to-suit Holiday Inn in Toulouse, France which is to be net leased and is scheduled to be completed during the fourth quarter of 2001. CIP(R) has commenced retrofitting its 96,000 square foot vacant property in Austin, Texas. Costs to complete the Holiday Inn and the retrofit of the Austin, Texas property are being evaluated and are estimated to be in excess of $500,000. CIP(R) completed the sale of its property in Texarkana, Arkansas for $605,000. The property had been vacant for several years since the bankruptcy of its former lessee.

In addition to paying dividends to shareholders, distributions to its minority interest partner and mortgage principal payments, (i) CIP(R) obtained $485,000 of contributions from its minority interest partner in the Toulouse Holiday Inn project and drew $398,000 on the mortgage commitment on the property toward construction costs, (ii) issued 90,000 shares of common stock under CIP(R)'s dividend reinvestment plan and (iii) purchased 98,000 shares of treasury shares.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


CIP(R) is continuing to seek refinancing on limited recourse mortgage loans collateralized by properties leased to Del Monte Corporation and Superior Telecommunications, Inc. that matured in 2001 and for which CIP(R) continues to pay monthly debt service. Management believes that refinancing will be completed as the properties have remaining lease terms of more than ten years.

CIP(R) owns an approximate 23.7% interest in Marcourt Investments, Inc. ("Marcourt"), a real estate investment trust ("REIT") that owns 13 net-leased Courtyard by Marriott hotels. As a result of rapidly amortizing debt, Marcourt's taxable income exceeds its distributable cash flow and such excess is projected to increase substantially in the coming years. The projected inability to distribute 90% of its taxable income may impair Marcourt's ability to retain REIT status in future years and result in the payment of federal income taxes by Marcourt. Management and the other Marcourt shareholders are evaluating the situation for potential resolutions including, but not limited to, a potential sale, refinancing or restructuring to enable Marcourt to retain its REIT status.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART II



Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(in thousands)

Approximately $133,938,000 of CIP(R)'s long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2001 ranged from 5.685% to 9.625%. There has been no material change since December 31, 2000.

                           2001         2002          2003         2004         2005      Thereafter       Total       Fair Value
                           ----         ----          ----         ----         ----      ----------       -----       ----------
Fixed rate debt          $1,750        $9,582       $11,095       $12,140       $13,536       $85,835      $133,938     $135,116
Weighted average
    interest rate          8.85%         9.80%         8.89%         9.53%         9.16%         8.17%
Variable rate debt      $12,233       $13,145          $163        $2,898            --        $1,431       $29,870      $29,870



Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual Shareholders meeting was held on June 7, 2001, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:

         Name Of Director              Total Shares Voting     Shares Voting Yes     Shares Voting No
         ----------------              -------------------     -----------------     ----------------
         William P. Carey                  12,862,232              12,779,633            82,599
         Ralph G. Coburn                   12,862,232              12,731,672           130,560
         George E. Stoddard                12,862,232              12,746,417           115,815
         Ralph F. Verni                    12,862,232              12,780,403            81,829
         Thomas E. Zacharias               12,862,232              12,789,103            73,129


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

                None.


         (b)    Reports on Form 8-K:

                During the quarter ended June 30, 2001, the Company was not required to file any reports on Form 8-K.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED






                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       CAREY INSTITUTIONAL PROPERTIES INCORPORATED





      8/9/01           By:     /s/ John J. Park
      ------                   --------------------------
       Date                        John J. Park
                                   Executive Vice President, Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial Officer)



      8/9/01           By:     /s/ Claude Fernandez
      ------                   --------------------------
       Date                        Claude Fernandez
                                   Executive Vice President and
                                   Chief Administrative Officer
                                   (Principal Accounting Officer)