Form 10-Q
period 2001-09-30
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2001-11-13
CIK 873394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                For the quarterly period ended SEPTEMBER 30, 2001

                                       of

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


     CIP(R) has no active market for common stock at November 12, 2001. CIP(R) has 22,112,101 shares of common stock, $.001 par value outstanding at November 12, 2001.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED



                                      INDEX

                                                                                    Page No.
                                                                                    --------
 PART I

 Item 1. - Financial Information*

            Condensed Consolidated Balance Sheets, as of December 31, 2000
            and September 30, 2001                                                      2

            Condensed Consolidated Statements of Income for the three and nine
            months ended September 30, 2000 and 2001                                    3

            Condensed Consolidated Statements of Comprehensive Income
            for the three and nine months ended September 30, 2000 and 2001             3

            Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2000 and 2001                               4

            Notes to Condensed Consolidated Financial Statements                      5-7


 Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                       8-9


 PART II - Other Information


 Item 3. - Quantitative and Qualitative Disclosures About Market Risk                  10

 Item 4. -  Submission of Matters to a Vote of Security Holders                        10

 Item 6. -  Exhibits and Reports on Form 8-K                                           10

 Signatures                                                                            11

* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            December 31,          September 30,
                                                            ------------          -------------
                                                                2000                   2001
                                                                ----                   ----
                                                               (Note)              (Unaudited)
        ASSETS:
Land and buildings, net of accumulated depreciation
   of $24,771,906 at December 31, 2000 and
   $26,341,676  at September 30, 2001                        $ 222,474,913           $ 206,685,823
Net investment in direct financing leases                      103,370,717             103,869,038
Real estate under construction leased to others                  4,070,826               4,734,487
Assets held for sale                                               625,000               6,933,782
Equity investments                                              39,379,271              40,232,572
Cash and cash equivalents                                        7,181,199               7,971,206
Other assets                                                     3,106,695               5,034,272
                                                             -------------           -------------
         Total assets                                        $ 380,208,621           $ 375,461,180
                                                             =============           =============

        LIABILITIES, MINORITY INTEREST AND
          SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                      $ 165,291,047           $ 158,600,913
Accrued interest payable                                         1,146,571                 994,819
Accounts payable and accrued expenses                              963,341               1,321,564
Accounts payable to affiliates                                   1,624,123               1,686,492
Dividends payable                                                4,578,755               4,696,458
Prepaid rental income and security deposits                      1,792,766               1,611,205
                                                             -------------           -------------
         Total liabilities                                     175,396,603             168,911,451
                                                             -------------           -------------

Minority interest                                                5,790,782               6,623,903
                                                             -------------           -------------

Commitments and contingencies

Shareholders' Equity:
Common stock, $.001 par value;
  authorized, 40,000,000 shares; issued
  and outstanding, 22,596,949 shares at
  December 31, 2000 and 22,893,215 shares at
 September 30, 2001                                                 22,597                  22,893
Additional paid-in capital                                     225,722,640             229,573,792
Dividends in excess of accumulated earnings                    (19,577,430)            (20,715,585)
Accumulated other comprehensive loss                              (230,841)               (294,036)
                                                             -------------           -------------
                                                               205,936,966             208,587,064
Less, common stock in treasury, at
  cost, 635,294 shares at December 31, 2000 and
 781,114 shares at
 September 30, 2001                                             (6,915,730)             (8,661,238)
                                                             -------------           -------------
         Total shareholders' equity                            199,021,236             199,925,826
                                                             -------------           -------------
         Total liabilities, minority interest
           and shareholders' equity                          $ 380,208,621           $ 375,461,180
                                                             =============           =============

          The accompanying notes are an integral part of the condensed consolidated financial statements.


Note: The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                            Three Months Ended September 30,             Nine Months Ended September 30,
                                            --------------------------------            ----------------------------------
                                               2000                  2001                   2000                   2001
                                               ----                  ----                   ----                   ----
Revenues:
 Rental income                            $  6,812,838           $  7,198,324           $ 20,733,259           $ 21,459,247
 Interest income from direct
   financing leases                          3,094,571              3,083,293              9,246,929              9,258,451
 Interest and other income                     270,668                 72,851                545,699                424,938
                                          ------------           ------------           ------------           ------------
                                            10,178,077             10,354,468             30,525,887             31,142,636
                                          ------------           ------------           ------------           ------------

Expenses:
 Interest                                    3,649,915              3,384,001             10,853,630             10,582,747
 Depreciation and amortization               1,343,502              1,382,402              4,070,896              4,150,692
 General and administrative                    708,289                764,932              2,194,716              2,319,702
 Property expenses                           1,579,756              1,955,970              4,822,808              5,530,784
 Impairment loss on real estate                143,918                     --                143,918              2,300,000
                                          ------------           ------------           ------------           ------------
                                             7,425,380              7,487,305             22,085,968             24,883,925
                                          ------------           ------------           ------------           ------------

    Income before minority
      interest, income from
      equity investments, and
      gain                                   2,752,697              2,867,163              8,439,919              6,258,711

Minority interest in income                   (213,103)              (221,898)              (622,872)              (654,684)
                                          ------------           ------------           ------------           ------------

    Income before income from
      equity investments and
      gain                                   2,539,594              2,645,265              7,817,047              5,604,027

Income from equity investments               1,168,145              1,228,816              3,761,711              4,010,075
                                          ------------           ------------           ------------           ------------

    Income before gain                       3,707,739              3,874,081             11,578,758              9,614,102

Unrealized gain on warrants                         --              1,378,930                     --              2,178,000
Gain on sale of real estate, net                    --              1,082,400                 24,269              1,043,980
                                          ------------           ------------           ------------           ------------

    Net income                            $  3,707,739           $  6,335,411           $ 11,603,027           $ 12,836,082
                                          ============           ============           ============           ============

Basic earnings per share                         $ .17                  $ .29                 $  .53                  $ .58
                                                 =====                  =====                 ======                  =====

Diluted earnings per share                       $ .17                  $ .28                 $  .52                  $ .57
                                                 =====                  =====                 ======                  =====

Weighted average common shares
  outstanding-basic                         21,918,925             22,129,924             21,896,578             22,077,601
                                          ============           ============           ============           ============

Weighted average common shares
  outstanding-diluted                       22,273,820             22,484,819             22,251,473             22,432,496
                                          ============           ============           ============           ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                           Three Months Ended September 30,             Nine Months Ended September 30,
                                           --------------------------------             -------------------------------
                                               2000               2001                     2000                   2001
                                               ----               ----                     ----                   ----
Net income                                $  3,707,739           $  6,335,411          $ 11,603,027           $ 12,836,082
                                          ------------           ------------          ------------           ------------

Other comprehensive (loss) gain:
  Change in foreign currency
   translation adjustment                     (157,771)               213,521              (359,661)               (63,195)
                                          ------------           ------------          ------------           ------------

  Comprehensive income                    $  3,549,968           $  6,548,932          $ 11,243,366           $ 12,772,887
                                          ============           ============          ============           ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CAREY INSTITUTIONAL PROPERTIES INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                            Nine Months Ended September 30,
                                                                           ---------------------------------
                                                                             2000                   2001
                                                                             ----                   ----
Cash flows from operating activities:
  Net income                                                             $ 11,603,027           $ 12,836,082
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                           4,070,896              4,150,692
    Income from equity investments in excess of dividends and
      distributions received                                                 (602,229)              (853,301)
    Minority interest in income                                               622,872                654,684
    Straight-line rent adjustments                                           (474,540)              (500,145)
    Provision for uncollected rent                                             74,950                600,000
    Unrealized gain on warrants                                                    --             (2,178,000)
    Gain on sale of real estate                                               (24,269)            (1,043,980)
    Impairment loss on real estate                                            143,918              2,300,000
    Issuance of shares in satisfaction of performance fees                  2,034,465              2,075,850
    Net change in operating assets and liabilities                          1,920,283               (771,143)
                                                                         ------------           ------------
       Net cash provided by operating activities                           19,369,373             17,270,739
                                                                         ------------           ------------

Cash flows from investing activities:
    Proceeds from sale of real estate                                          24,269              8,050,738
    Acquisition of real estate and additional capitalized costs            (9,724,666)            (4,224,621)
                                                                         ------------           ------------
       Net cash (used in) provided by investing activities                 (9,700,397)             3,826,117
                                                                         ------------           ------------

Cash flows from financing activities:
    Purchase of treasury stock                                             (2,890,248)            (1,745,508)
    Prepayment of mortgage payable                                           (590,301)            (6,194,448)
    Proceeds from mortgages                                                 4,100,720              3,061,528
    Proceeds from stock issuance                                            1,685,542              1,775,598
    Payments of mortgage principal                                         (3,164,017)            (3,475,922)
    Distributions paid to minority interests                                 (372,521)              (274,064)
    Contributions from minority partners                                           --                452,501
    Payment of financing costs                                                     --                (50,000)
    Dividends paid                                                        (13,619,391)           (13,856,534)
                                                                         ------------           ------------
       Net cash used in financing activities                              (14,850,216)           (20,306,849)
                                                                         ------------           ------------

       Net (decrease) increase in cash and cash equivalents                (5,181,240)               790,007

Cash and cash equivalents, beginning of period                             14,100,580              7,181,199
                                                                         ------------           ------------

       Cash and cash equivalents, end of period                          $  8,919,340           $  7,971,206
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

Note 2.  Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month and nine-month periods ended September 30, 2000 and 2001 were calculated as follows:

                                                         Three Months Ended September 30,
                                                         --------------------------------
                                                            2000                  2001
                                                            ----                  ----
 Net income                                              $ 3,707,739          $ 6,335,411
                                                         ===========          ===========
 Weighted average shares - basic                          21,918,925           22,129,924
 Effect of dilutive securities:  Stock warrants              354,895              354,895
                                                         -----------          -----------
 Weighted average shares - diluted                        22,273,820           22,484,819
                                                         ===========          ===========
 Basic earnings per share                                      $ .17                $ .29
                                                               =====                =====
 Diluted earnings per share                                    $ .17                $ .28
                                                               =====                =====


                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                           2000                 2001
                                                           ----                 ----
Net income                                              $11,603,027          $12,836,082
                                                        ===========          ===========
Weighted average shares - basic                          21,896,578           22,077,601
Effect of dilutive securities:  Stock warrants              354,895              354,895
                                                        -----------          -----------
Weighted average shares - diluted                        22,251,473           22,432,496
                                                        ===========          ===========
Basic earnings per share                                      $ .53                $ .58
                                                              =====                =====
Diluted earnings per share                                    $ .52                $ .57
                                                              =====                =====


Note 3.  Transactions with Related Parties:

The Company incurred asset management fees, payable to its Advisor, Carey Asset Management Corp., of $681,981 and $691,601 for the three-month periods ended September 30, 2000 and 2001, respectively, and $2,045,806 and $2,075,446 for the nine-month periods ended September 30, 2000 and 2001, respectively, with performance fees in like amounts. General and administrative expense reimbursements were $275,767 and $270,165 for the three-month periods ended September 30, 2000 and 2001, respectively, and $835,076 and $859,258 for the nine-month periods ended September 30, 2000 and 2001, respectively.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (Continued)

Note 4.  Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues are as follows:

                                                       2000                   2001
                                                       ----                   ----
Per Statements of Income:
   Rental income from operating leases            $ 20,733,259           $ 21,459,247
   Interest from direct financing leases             9,246,929              9,258,451

Adjustments:
   Share of leasing revenue applicable
      to minority interest                          (1,329,446)            (1,322,134)
   Share of leasing revenue from equity
      investments                                    8,780,339              8,886,911
                                                  ------------           ------------
                                                  $ 37,431,081           $ 38,282,475
                                                  ============           ============

For the nine-month periods ended September 30, 2000 and 2001, the Company earned its net lease revenues from its investments as follows:

                                                 2000                        %               2001                       %
                                                 ----                       ---              ----                      ---
Marriott International, Inc. (a)             $ 3,421,006                     9%          $ 3,461,405                     9%
Omnicom Group, Inc.                            3,199,034                     8             3,199,034                     8
Advanced Micro Devices, Inc. (a)               2,286,375                     6             2,286,375                     6
Best Buy Co., Inc. (b)                         2,263,650                     6             2,251,202                     6
Electronic Data Systems Corporation            1,769,196                     5             1,830,815                     5
Big V Holding Corp.                            1,537,484                     4             1,549,224                     4
Lucent Technologies, Inc.                      1,389,621                     4             1,389,621                     4
UTI Holdings, Inc.                               931,101                     2             1,195,945                     3
Garden Ridge, Inc.                             1,122,163                     3             1,159,711                     3
Sicor, Inc. (a)                                1,104,552                     3             1,104,552                     3
Merit Medical Systems, Inc.                    1,085,543                     3             1,099,053                     3
Barnes & Noble, Inc.                           1,058,946                     3             1,071,610                     3
The Upper Deck Company (a)                       989,906                     3             1,056,079                     3
Q Clubs, Inc.                                  1,007,529                     3             1,052,343                     3
Michigan Mutual Insurance Company              1,022,164                     3             1,022,212                     3
Del Monte Corporation                            964,688                     2             1,007,388                     3
Compucom Systems, Inc. (a)                       978,500                     3               978,500                     3
Plexus Corp.                                     895,331                     2               951,520                     2
Bell Sports Corp.                                831,256                     2               859,666                     2
Waban, Inc./BJ's Warehouse Club                  838,767                     2               838,767                     2
Wal-Mart Stores, Inc.                            849,542                     2               831,123                     2
Detroit Diesel Corporation                       651,179                     2               673,450                     2
PSC Scanning, Inc.                               623,700                     2               644,134                     2
Custom Food Products, Inc.                       620,533                     2               637,542                     2
Humco Holdings Corp.                             618,825                     2               633,264                     2
Gloystarne & Co.                                 633,531                     2               617,056                     2
Other                                          4,736,959                    12             4,880,884                    10
                                             -----------                   ---           -----------                   ---
                                             $37,431,081                   100%          $38,282,475                   100%
                                             ===========                   ===           ===========                   ===

(a) Represents the Company's proportionate share of lease revenues from its equity investments.

(b) Net of amounts applicable to minority interests owned by Corporate Property Associates 12 Incorporated.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)

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

                                                        December 31,         September 30,
                                                        ------------         -------------
 (in thousands)                                             2000                  2001
                                                            ----                  ----
 Assets (primarily real estate)                          $320,375             $318,767
 Liabilities (primarily mortgage notes payable)           205,030              199,877
 Shareholders' and members' equity                        115,345              118,890


                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                               2000                  2001
                                                               ----                  ----
 Revenues (primarily rental income and interest from
    direct financing leases)                                  $ 28,440           $ 28,769
 Expenses (primarily interest on mortgage and
    depreciation)                                              (15,929)           (15,464)
                                                              --------           --------
 Net income                                                   $ 12,511           $ 13,305
                                                              ========           ========

Due to its rapidly amortizing debt, Marcourt's taxable income exceeds its distributable cash flow and such excess is projected to increase in the coming years. The projected inability to distribute 90% of its taxable income may impair Marcourt's ability to retain its REIT status in future years and result in the payment of federal income taxes by Marcourt. Management and the other Marcourt shareholders are evaluating the situation for potential resolutions including, but not limited to, a potential sale, refinancing or restructuring in order to enable Marcourt to retain its REIT status.

Note 6.  Unrealized Gain on Warrants:

Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") Accounting for Derivative Instruments and Hedging Activities became effective in 2001 and established accounting and reporting standards for derivative instruments. Certain stock warrants which were granted to the Company by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because such stock warrants are readily convertible to cash. Pursuant to SFAS No. 133, changes in the fair value of such derivative instruments as determined using an option pricing model are recognized currently in earnings as gains or losses. As of September 30, 2001, the Company recognized an unrealized gain on warrants of $2,178,000. The Company also holds certain stock warrants which are not defined as derivative instruments and have been recorded at nominal values. The Company has only recognized unrealized gains or losses on stock warrants that are derivative instruments.

Note 7.  Gain on Sale of Real Estate:

On September 29, 2001, the Company and Corporate Property Associates 10 Incorporated, an affiliate, each with 50% ownership interests as tenants-in-common, sold six retail properties leased to Wal-Mart Stores, Inc. for $14,891,154, net of costs, of which the Company's shares was $7,445,577. The Company used $5,984,881 to satisfy its share of the outstanding balance of the mortgage loan. In connection with the sale, the Company recognized a gain of $1,082,400.

Note 8.  Accounting Pronouncement:

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supersedes SFAS No.
121. SFAS No. 144 is effective January 1, 2002 and is not expected to have a significant impact on the Company.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with Carey Institutional Properties Incorporated's ("CIP(R)") condensed consolidated financial statements and notes thereto as of September 30, 2001 included in this quarterly report and CIP(R)'s Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievement of CIP(R) to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CIP(R) that the results or conditions described in such statements or the objectives and plans of CIP(R) will be achieved.

RESULTS OF OPERATIONS:

Net income for the three-month and nine-month periods ended September 30, 2001 reflects increases of $2,628,000 and $1,233,000, respectively, as compared with the three-month and nine-month periods ended September 30, 2000. Included in the results for 2000 and 2001 are realized gains on the sale of properties, and impairment losses and unrealized gains on warrants, both of which are noncash items. Excluding the effect of realized and unrealized gains and impairment losses, income would have reflected an increase of $22,000 and $191,000 for the comparable three-month and nine-month periods, respectively. The increase in income, as adjusted, was due to increases in lease revenues, and to a lesser extent, an increase in income from equity investments and a decrease in interest expense. These benefits were offset, in part, by an increase in property expense.

The increases in lease revenues were due to scheduled rent increases in 2000 and 2001 on several leases and the completion of a build-to-suit facility for UTI Holdings, Inc., which was placed in service in April 2001 and which currently provides annual rents of approximately $392,000. A new lease with Xerox Corporation for a formerly vacant property in Hot Springs, Arkansas commenced in June 2001 and will provide annual rent of $78,000. Income from equity investments increased primarily as a result of CIP(R)'s 23.7% ownership interest in Marcourt Investments Inc., a real estate investment trust, which net leases 13 Courtyard by Marriott hotels to Marriott International, Inc. The decrease in interest expense was due to the continuing amortization of mortgage debt on several loans and lower interest rates on variable rate mortgage loans as a result of the overall decrease in benchmark interest rates during 2001. The increase in property expenses was due to an increase in the provision for uncollected rents which was primarily due to rent arrearages on CIP(R)'s lease with Nicholson Warehouse L.P.

The lease with Marriott includes a provision for additional rents based on a percentage of sales, including room revenues, in excess of a specified amount at the hotel properties. Since the inception of the lease in 1992, the percentage of sales rents have increased each year. CIP(R) received a distribution in 2001 of $326,000 from Marcourt as its share of percentage of sales rents. Due to current economic conditions, there is no assurance that such rents will continue to increase. None of CIP(R)'s other current leases provide percentage of sales rents.

The impairment losses in 2000 and 2001 were the result of the writedown of properties in Texarkana, Arkansas and Farmingdale, New York, respectively, in connection with Management's commitment to sell the properties. The writedowns were to an amount that approximates expected sales proceeds, less estimated costs. The Texarkana property was sold in June 2001 for $605,000, and the Farmingdale property is currently held for sale. The proposed sale of the Farmingdale property is subject to the potential purchaser's due diligence review and ability to obtain a zoning variance. The Farmingdale property is leased to Waban's Inc., which lease will expire in January 2002. Annual rents from the Waban's lease are $1,184,000.

In April 2001, Bolder Technologies, Inc., a lessee of CIP(R)'s property in Golden, Colorado filed a voluntary petition of bankruptcy. In the event that Bolder terminates its lease in connection with the bankruptcy petition, annual rent would decrease by $561,000 and CIP(R) would need to incur carrying costs on the property.

In September 2001, CIP(R) sold six retail stores leased to Wal-Mart Stores, Inc., resulting in a gain of $1,082,400. As a result of the sale of the six Wal-Mart properties, CIP(R)'s annual lease revenues will decrease by approximately

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

$1,040,000 (including percentage of sales rents of $280,000 in 2000). Annual debt service on the Wal-Mart properties was $781,000, and, as a result, annual cash flow (lease revenues less mortgage debt service) contributed by the Wal-Mart properties was approximately $259,000. The initial terms of the Wal-Mart leases were scheduled to expire in 2008.

FINANCIAL CONDITION:

Management believes that CIP(R) will generate sufficient cash from operations and, if necessary, from the proceeds of mortgage financings, to meet its short-term and long-term liquidity needs.

Cash flows from operations of $17,271,000 were not sufficient to fully fund dividends to shareholders of $13,857,000, scheduled mortgage principal installments of $3,476,000 and distributions to minority partners of $274,000.

CIP(R)'s investing activities for the nine months ended September 30, 2001 include $8,051,000 of proceeds from the sale of a vacant property in Texarkana, Arkansas and the sale of six retail stores leased to Wal-Mart Stores, Inc. CIP(R) has used $4,225,000 to fund construction of a build-to-suit Holiday Inn in Toulouse, France which was completed in October 2001, the completion of a property net leased to UTI Holdings, Inc. and placed into service in April 2001 and costs toward the retrofit of a 96,000 sq. ft. vacant property in Austin, Texas. Costs to complete the retrofit of the Austin property and possible tenant improvement allowances are being evaluated and are estimated to be in excess of $750,000. A final funding for completion of the Holiday Inn Toulouse, France property is estimated to amount to approximately $3,584,000. Annual rent from the Toulouse Holiday Inn net lease will be $612,000.

In addition to the payment of dividends and scheduled principal mortgage payments, CIP(R)'s financing activities include a $5,985,000 prepayment of a mortgage loan in connection with the sale of the six Wal-Mart stores. CIP(R)'s cash generated from financing activities include obtaining $3,062,000 of mortgage proceeds and a $453,000 contribution from its minority partner, used to fund the construction at the Holiday Inn in Toulouse, France and $1,776,000 from the issuance of stock.

CIP(R) is continuing to seek refinancing on limited recourse mortgage loans collateralized by properties leased to Superior Telecommunications, Inc. and Plexus Corp. that matured in 2001 and for which CIP(R) continues to pay monthly debt service. As of September 30, 2001, the two loans have a combined principal balance of $6,219,000. In October 2001, CIP(R) refinanced the limited recourse mortgage loan collateralized by properties leased to Del Monte Corporation which had matured with a $6,062,500 limited recourse loan. As of September 30, 2001, the Del Monte mortgage loan balance was $5,471,000. The refinanced loan has a ten-year term.

Due to its rapidly amortizing debt, Marcourt's taxable income exceeds its distributable cash flow and such excess is projected to increase substantially in the coming years. The projected inability to distribute 90% of its taxable income may impair Marcourt's ability to retain REIT status in future years and result in the payment of federal income taxes by Marcourt. Management and the other Marcourt shareholders are evaluating the situation for potential resolutions including, but not limited to, a potential sale, refinancing or restructuring to enable Marcourt to retain its REIT status.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supersedes SFAS No.
121. SFAS No. 144 is effective January 1, 2002 and is not expected to have a significant impact on CIP(R).

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART II



Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(in thousands)

Approximately $127,374,000 of CIP(R)'s long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2001 ranged from 5.206% to 11.5%. There has been no material change since December 31, 2000.

                            2001           2002            2003            2004              2005
                            ----           ----            ----            ----              ----
Fixed rate debt          $    839        $  3,618        $ 11,097        $ 12,143        $   13,530
Weighted average
   interest rate            8.80%           8.79%           8.89%           9.53%             9.16%
Variable rate debt       $ 11,943        $ 13,147        $    163        $  2,898                --

                          Thereafter        Total        Fair Value
                          ----------        -----        ----------
Fixed rate debt            $ 86,147        $127,374       $128,404
Weighted average
   interest rate              8.28%
Variable rate debt         $  3,076        $ 31,227       $ 31,227

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended September 30, 2001, no matters were submitted to a vote of Security Holders.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         None.


     (b) Reports on Form 8-K:

         During the quarter ended September 30, 2001, the Company was not required to file any reports on Form 8-K.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED


                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED




         11/12/01            By:    /s/ John J. Park
        ----------                 ------------------------------------
           Date                         John J. Park
                                        Executive Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



         11/12/01            By:    /s/ Claude Fernandez
        ----------                 ------------------------------------
           Date                         Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Accounting Officer)