Form 10-K405/A
period 2000-12-31
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2002-01-17
CIK 873394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A
                                Amendment No. 1


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

                     CAREY INSTITUTIONAL PROPERTIES INCORPORATED a Maryland corporation

  1/15/2002          BY:  /s/ John J. Park
------------             ------------------------------------
     Date                John J. Park
                         Managing Director and Chief Financial Officer
                         (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       CAREY INSTITUTIONAL PROPERTIES INCORPORATED

  1/15/2002            BY:  /s/ William P. Carey
--------------             ------------------------------------
     Date                  William P. Carey
                           Chairman of the Board and Director
                           (Principal Executive Officer)


  1/15/2002            BY:  /s/ Edward V. LaPuma
--------------             ------------------------------------
     Date                  Edward V. LaPuma
                           President

  1/15/2002            BY:  /s/ Ralph G. Coburn
--------------             ------------------------------------
     Date                  Ralph G. Coburn
                           Director

  1/15/2002            BY:  /s/ George E. Stoddard
--------------             ------------------------------------
     Date                  George E. Stoddard
                           Director

  1/15/2002            BY:  /s/ Ralph Verni
--------------             ------------------------------------
     Date                  Ralph Verni
                           Director

  1/15/2002            BY:  /s/ Thomas E. Zacharias
--------------             ------------------------------------
     Date                  Thomas E. Zacharias
                           Director

  1/15/2002            BY:  /s/ John J. Park
--------------             ------------------------------------
     Date                  John J. Park
                           Managing Director and
                           Chief Financial Officer
                           (Principal Financial Officer)

  1/15/2002            BY:  /s/ Claude Fernandez
--------------             ------------------------------------
     Date                  Claude Fernandez
                           Managing Director and
                           Chief Accounting Officer
                           (Principal Accounting Officer)

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

Lease revenues increased as the result of leases on newly-purchased properties in 2000 and 1999 including properties leased to PSC Scanning, Inc., Bolder Technologies, Inc., Gloystarne & Co. and ISA International plc, increased rent in connection with funding an expansion of a supermarket in Warwick, New York leased to Big V Holding Corp. as well as rent increases at various properties in 2000 and 1999 which have resulted in increases in rent of $2,689,000 on an annualized basis. The increase in income from equity investments was due to an increased share of earnings from four equity investments primarily as a result of rent increases or lower mortgage interest expenses. The decrease in property expenses was due to a lower provision for uncollected rents, and, to a lesser extent, lower carrying costs on a vacant property in Austin, Texas. The provision for uncollected rents decreased in 2000 as compared to 1999 because during 1999 CIP(R) fully reserved for a note receivable for prior rents from Nicholson Warehouse, L.P. due to deteriorating financial condition. Nicholson paid a portion of its rents in 2000, lowering the reserve. CIP(R) is continuing to closely monitor Nicholson's ability to meet its rental commitments. In addition, CIP(R) sold a property in Jonesboro, Arkansas in 1999 on which annual ground rent expense of $60,000 had been paid. The increase in depreciation and interest expense was due to the properties purchased in 1999 and 2000 and from placing mortgage debt on three of the newly-purchased properties, respectively. The decrease in other interest income was due to lower cash balances as cash was used to purchase properties and further diversify CIP(R)'s portfolio.


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


The increase in lease revenues was due to the CIP(R)'s new leases in 1999 with Humco Holding Group, Inc., PSC Scanning, Bolder Technologies and Gloystarne and a new lease during 1998 with Omnicom Group, Inc., and to a lesser extent, scheduled rent increases on several leases in 1999 and 1998. Lease revenues were projected to increase in 2000 as CIP(R) will reflect a full year's revenues on the leases entered into in 1999 and as rents increased on the leases with Hibbett Sporting Goods, Inc. and Big V Holding Corp as a result of expansions of their properties. The increase in equity income was due to the acquisition with two affiliates of properties leased to Advanced Micro Devices, Inc. and Compucom Systems, Inc. in December 1998 and March 1999, respectively, as well as an increase in CIP(R)'s share of earnings from its investment in thirteen Courtyard by Marriott hotels that are net leased to Marriott International, Inc. The increase in property expenses was due to higher asset management fees and an increase in the provision for uncollected rents. The higher asset management fees reflect both an increase in the value of the portfolio at December 31, 1998 on which the asset management fee is based. The increase in the provision for uncollected rents was intended to strengthen the reserve for amounts due from Nicholson, including a charge to fully reserve for a note receivable of $700,000 for prior year rental arrearages. Nicholson has been able to pay its rent currently in 1998 and 1999, but has made no significant progress on an arrearage from prior periods. The increase in depreciation, a noncash charge, was due to new properties acquired in 1998 and 1999. Interest expense increased moderately and reflects the effect of the leveraging of properties acquired in 1999 with limited recourse mortgage debt. This was offset, however, by paying off several mortgages in 1998 and 1999.


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

Financial Condition



One of CIP(R)'s objectives is to use the cash flow from net leases to meet operating expenses, service its debt and fund an increasing rate of dividends to shareholders. A significant portion of the cash provided from operations is distributed to the shareholders in keeping with this objective. Cash provided from operations of $25,210,000 was sufficient to fund dividend payments of $18,187,000, scheduled mortgage principal payments of $4,322,000 and distributions of $543,000 to an affiliate which owns the minority interest in the Best Buy Co., Inc. properties. The cash distribution to the affiliate represents the minority interest owner's 37% pro rata share of excess cash flow of the Best Buy properties. CIP(R) consolidates the accounts of the partnership that owns the properties leased to Best Buy Co. Inc., because it owns a 63% controlling interest in the partnership.


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

         Real Estate Leased to Others:


              Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations which increase the useful life of the properties are capitalized.


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


              Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or sales overrides. Rents from sales overrides (percentage of sales rents) are recognized after the level of sales requiring a rental payment to the Company is reached, as reported by lessees.


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


         The Company and its affiliates are investors in certain real estate ventures in which the ownership of real property is held directly by each investor and not through incorporated or unincorporated jointly held affiliates. Title to these properties is held by each investor as tenants-in-common. These ownership interests satisfy the criteria for accounting as undivided interests in real property including: investors in the venture hold an undivided interest in each asset; investors are severally liable for any liability; there is no joint control; investors are only entitled to their proportionate share of income; and are liable for their share of expenses and each investor may sell its interest without the consent of the other investors. For these investments, the Company reports its proportionate share of the assets, liabilities, revenues and expenses in its financial statements. The Company's interest in these properties ranges from 50% to 80%. These joint ventures are not subject to joint control.


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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


6.  Mortgage Notes Payable:


         Mortgage notes payable, all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of approximately $291,191,000. As of December 31, 2000, mortgage notes payable have interest rates varying from 6.95% to 10% per annum (6.45% to 10% for fixed rate debt and from the LIBOR rate plus 1.625% (7.625%) to the lender's prime rate plus 2% (9.75%) for variable rate debt) and mature from 2001 to 2020.



         Scheduled principal payments during each of the five years following December 31, 2000 and thereafter are approximately as follows:



                                                      Fixed          Variable
 Year Ending December 31,         Total Debt        Rate Debt        Rate Debt
 ------------------------        ------------      ------------     -----------
      2001                       $ 16,268,000      $  3,416,000     $12,852,000
      2002                         22,942,000         9,797,000      13,145,000
      2003                         11,246,000        11,083,000         163,000
      2004                         15,026,000        12,128,000       2,898,000
      2005                         13,576,000        13,576,000            --
      Thereafter                   86,233,000        86,233,000            --
                                 ------------      ------------     -----------
         Total                   $165,291,000      $136,233,000     $29,058,000
                                 ============      ============     ===========


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
                                                                  ========            ========            ========

10.  Acquisition of Real Estate:


         On October 21, 2000, an affiliate of the Company jointly owned with a third party purchased a property in Toulouse, France on which a hotel is being constructed and entered into a net lease with Societe Hoteliere Tourisme Grand Noble ("SHTGN"). The Company has a 65% interest in the jointly held affiliate and a joint venture partner owns the remaining 35%. Such ownership interests will be retained in connection with the operations of the hotel and the Company is consolidating the accounts of the affiliate in its financial statements. The total purchase price including construction costs is estimated to be approximately $5,622,000. Upon completion, currently scheduled for November 2001, a lease term of eleven years will commence followed by a nine-year and three three-year renewal terms at SHTGN's option. Annual rent will consist of the sum of a) the greater of fixed rent of $537,211 and an amount equal to 9.8% of the total construction cost, and b) variable rent of 38% of the lessee's net income. The lease also provides for annual rent increases based on increases in the INSEE index, a French construction cost index.



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