Form 10-Q/A
period 2001-09-30
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2002-01-17
CIK 873394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A

                                Amendment No. 1


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

The increases in lease revenues were due to scheduled rent increases in 2000 and 2001 on several leases and the completion of a build-to-suit facility for UTI Holdings, Inc., which was placed in service in April 2001 and which currently provides annual rents of approximately $392,000. A new lease with Xerox Corporation for a formerly vacant property in Hot Springs, Arkansas commenced in June 2001 and will provide annual rent of $78,000. Income from equity investments increased primarily as a result of CIP(R)'s 23.7% ownership interest in Marcourt Investments Inc., a real estate investment trust, which net leases 13 Courtyard by Marriott hotels to Marriott International, Inc. The decrease in interest expense was due to the continuing amortization of mortgage debt on several loans and lower interest rates on variable rate mortgage loans as a result of the overall decrease in benchmark interest rates during 2001. The increase in property expenses was due to an increase in the provision for uncollected rents which was primarily due to rent arrearages on CIP(R)'s lease with Nicholson Warehouse L.P. During 2001, Nicholson has only been able to partially meet its rental commitments, with its arrearages increasing by $300,000. CIP(R) is also monitoring other recent arrearages from other lessees who may be affected by general economic conditions.

The lease with Marriott includes a provision for additional rents based on a percentage of sales, including room revenues, in excess of a specified amount at the hotel properties. Since the inception of the lease in 1992, the percentage of sales rents have increased each year. CIP(R) received a distribution in 2001 of $326,000 from Marcourt as its share of percentage of sales rents. Percentage of sales rents are recorded when the lessee reports that the level of sales requiring a rental payment has been achieved. Due to current economic conditions, there is no assurance that such rents will continue to increase. None of CIP(R)'s other current leases provide percentage of sales rents.

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

                                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED




         1/15/02             By:    /s/ John J. Park
        ----------                 ------------------------------------
           Date                         John J. Park
                                        Managing Director and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



         1/15/02            By:    /s/ Claude Fernandez
        ----------                 ------------------------------------
           Date                         Claude Fernandez
                                        Managing Director and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)