Form 10-K405
period 2001-12-31
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2002-03-28
CIK 873394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended DECEMBER 31, 2001

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

CIP(R)is not registered on any exchanges.

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

CIP(R) has no active market for common stock at March 20, 2002. Non-affiliates held 20,979,562 shares of common stock, $.001 Par Value outstanding at March 20, 2002.

CIP(R) incorporates by reference its definitive Proxy Statement with respect to its 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into
Part III of this Report.

                                     PART I

Item 1. Business.

Carey Institutional Properties Incorporated ("CIP(R)") is a real estate investment trust ("REIT") that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 2001, CIP(R)'s portfolio consisted of 86 properties leased to 42 tenants and totaling more than 8.9 million square feet.

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

On December 14, 2001, Corporate Property Associates 10 Incorporated ("CPA(R):10") entered into a merger agreement with CIP(R). If the transaction is approved by the holders of two-thirds of the outstanding shares of CPA(R):10 and CIP(R), CPA(R):10 will merge with and into CIP(R) and CPA(R):10 will cease to exist. The combined company will own and operate 108 properties encompassing more than 10.5 million square feet. See "Developments During 2001" below.

CIP(R) was formed as a Maryland corporation on February 15, 1991. Between August 1991 and August 1993, CIP(R) sold a total of 14,167,581 shares of common stock for a total of $141,675,810 in gross offering proceeds. In 1995, CIP(R)'s board of directors authorized a private placement of common stock. Through December 31, 1999, CIP(R) had issued a total of 6,250,262 shares for a total of $74,440,000 in connection with the private placement. Through December 31, 2001, CIP(R) has also issued 1,236,367 shares through its dividend reinvestment plan. These proceeds have been combined with limited recourse mortgage debt to purchase CIP(R)'s property portfolio. As a REIT, CIP(R) is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

Carey Asset Management Corp. provides both strategic and day-to-day management for CIP(R), including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Asset Management Corp. also provides office space and other facilities for CIP(R). Carey Asset Management Corp. has dedicated senior executives in each area of its organization so that CIP(R) functions as a fully integrated operating company. CIP(R) pays asset management fees to Carey Asset Management Corp. and pays certain transactional fees. CIP(R) also reimburses Carey Asset Management Corp. for certain expenses. Carey Asset Management Corp. also serves in this capacity for Corporate Property Associates 10 Incorporated, Corporate Property Associates 12 Incorporated, Corporate Property Associates 14 Incorporated and Corporate Property Associates 15 Incorporated. Carey Asset Management Corp. is a wholly-owned subsidiary of W.P. Carey & Co., a publicly-traded company on the New York Stock Exchange and Pacific Exchange under the symbol "WPC."

CIP(R)'s principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 2001, CIP(R) had no employees. Carey Asset Management Corp. employs 25 individuals who perform services for CIP(R).

BUSINESS OBJECTIVES AND STRATEGY

CIP(R)'s objectives are to:

      - pay quarterly dividends at an increasing rate that for taxable shareholders are partially free from current taxation;
      -     provide inflation protected income;
      - purchase and own a diversified portfolio of net-leased real estate that will increase in value; and
      - increase the value of its shares by increasing the equity in its real estate by making regular mortgage principal payments.

CIP(R) seeks to achieve these objectives by purchasing and holding industrial and commercial properties each net leased to a single corporate tenant. CIP(R) intends its portfolio to be diversified by geography, property type and by tenant.

DEVELOPMENTS DURING 2001

In June 2001, CIP(R) sold its interest in a vacant property in Texarkana, Arkansas for $625,000, less closing costs. With the sale of the Texarkana property, all of the properties that were formerly leased to Harvest Foods, Inc. are either currently subject to net leases or have been sold.

In September 2001, CIP(R) and CPA(R):10, each with 50% ownership interests as tenants-in-common, sold six retail properties leased to Wal-Mart Stores, Inc. for $14,891,154, net of costs, of which CIP(R)'s share was $7,445,932. CIP(R) used $5,984,881 to satisfy its share of the outstanding balance of the mortgage loan.

On December 14, 2001, CIP(R) and Corporate Property Associates 10 Incorporated ("CPA(R):10"), another non-traded REIT managed by W. P. Carey & Co. LLC, entered into a merger agreement providing for the merger of CPA(R):10 with and into CIP(R). Under the terms of the merger, CIP(R) will be the surviving company and will retain the same board of directors and officers.

As a result of the merger, the combined company:

      -     will have greater geographic and tenant diversification;
      - will realize economies of scale and greater operating and tenant synergies;
      -     will have a larger total asset value of more than $715 million; and
      - will have a stronger balance sheet and enhanced financial flexibility.

Under the terms of the merger, CPA(R):10 stockholders will have the option of receiving either 0.8445 of a share of newly issued CIP(R) common stock for each CPA(R):10 common share that he or she owns, or, upon election by the shareholders who owned shares on as of December 13, 2001, a promissory note bearing interest at the annual rate of 4% payable on December 31, 2004 for $11.23 per share of CPA(R):10 common stock. Shareholders who became shareholders of record after December 13, 2001 or those who do not vote in favor of the merger will not have the option to receive a promissory note and will receive CIP(R) common stock in the merger.

The merger is conditioned upon several events, including approval by holders of two-thirds of the outstanding shares of CPA:10(R) and CIP(R) and holders of at least a majority of the CPA(R):10 shareholders electing to receive CIP(R) shares.

Following clearance by the Securities Exchange Commission and other state security authorities, CIP(R) and CPA:10(R) shareholders received proxy materials necessary to approve the proposed merger.

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

FINANCING STRATEGIES

Consistent with its investment policies, CIP(R) uses leverage, generally limited recourse mortgage financing, when available on favorable terms. As of December 31, 2001, CIP(R) had approximately $152,532,000 in property level debt outstanding. These mortgages mature between the current year and 2021 and, as of December 31, 2001, have interest rates between 4.26% and 10%. Carey Asset Management Corp. continually seeks opportunities and considers alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

TRANSACTION ORIGINATION

Currently, CIP(R)'s primary source of funds for property acquisitions is the sale of owned properties and proceeds received from investors through the Dividend Reimburesement and Share Purcahse Plan. Carey Asset Management continues to make acquisitions for CIP(R) using these funds. In analyzing potential acquisitions, Carey Asset Management Corp. reviews and structures many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential acquisition can be structured to satisfy CIP(R)'s acquisition criteria. The aspects of a transaction which are reviewed and structured by Carey Asset Management Corp. include the following:

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

The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation and after-tax return for the CIP(R) shareholders. If CIP(R)'s common stock is not listed for trading on a national securities exchange or included for quotation on Nasdaq, CIP(R) will generally begin selling properties approximately ten years after the proceeds of the public offering were substantially invested, subject to market conditions. The board of directors will make the decision whether to list the shares, liquidate or devise an alternative liquidation strategy which is likely to result in the greatest value for the shareholders.

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

INDUSTRY SEGMENT

CIP(R) operates in one industry segment, investment in net leased real property. For the year ended December 31, 2001, no tenant represented 10% or more of the total operating revenue of CIP(R).

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

      We depend on major tenants.

      Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our consolidated rental revenues. Our five largest tenants/guarantors, which occupy 28 properties, represent 34% of annualized revenues. The default, financial distress or bankruptcy of any of the five tenants could cause interruptions in the receipt of lease revenues from these tenants and/or result in vacancies in the respective properties, which would reduce our revenues until the affected property is re-let, and could decrease the ultimate sale value of each property.

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

      A significant number of our properties are subject to mortgages with balloon payments. Scheduled balloon payments for the next five years are as follows:

            -     2002 - $12.7 million;
            -     2003 - $7.0 million;
            -     2004 - $11 million;
            -     2005 - $9.9 million; and
            -     2006 - $7.4 million.

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

      We will be subject to the risks that, upon expiration of leases, the premises may not be re-let or the terms of re-letting (including the cost of concessions to tenants) may be less favorable than current lease terms. If we are unable to re-let promptly all or a substantial portion of our properties or if the rental rates upon such re-letting were significantly lower than current rates, our net income and ability to make expected distributions to our shareholders would be adversely affected. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. Our scheduled lease expiration, as a percentage of annualized revenues for the next five years, are as follows:

            -     2002 - 10%
            -     2003 - 0%
            -     2004 - 0%
            -     2005 - 0%
            -     2006 - 0%

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

      Our participation in joint ventures creates additional risk.

      We participate in joint ventures with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner which could result in, among other things, subjecting us to liabilities in excess of those contemplated under the joint venture agreement and/or exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities.

      In some of our joint venture relationships with publicly registered investment programs or other entities sponsored by Carey Asset Management Corp. or one of its affiliate, we enter into investments as tenants-in-common. This poses risks in addition to those mentioned above. The partition rights of each co-tenant in a tenancy-in-common could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that Carey Asset Management Corp. or our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

      International investments involve additional risks.

      We own properties in the United Kingdom and France and we may purchase additional property located outside the United States. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

            -     changing governmental rules and policies;

            - enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person's or corporation's country of origin;
            -     variations in the currency exchange rates;
            - adverse market conditions caused by changes in national or local economic conditions;
            -     changes in relative interest rates;
            - change in the availability, cost and terms of mortgage funds resulting from varying national economic policies;
            - changes in real estate and other tax rates and other operating expenses in particular countries;
            -     changes in land use and zoning laws; and
            -     more stringent environmental laws or changes in such laws.

      We depend on key personnel for our future success.

      We depend on the efforts of the executive officers and key employees of Carey Asset Management Corp. The loss of the services of these executive officers and key employees could have a material adverse effect on our operations.

      Completion of the Merger is contingent upon several factors.

      The merger cannot be completed without the affirmative vote of the holders of two-thirds of the shares of CIP(R) common stock. Also, CPA(R):10 and CIP(R) will not complete the merger if the holders of more than 50% of the CPA(R):10 common stock elect to receive a promissory note instead of CIP(R) shares in the merger. We cannot guaranty that either of these conditions will be met. Additional conditions to the closing of the merger will be described in the joint proxy statement/prospectus to be distributed to shareholders in connection with their approval of the merger.

      After the merger with CPA(R):10, we may not realize the expected benefits from the merger, such as cost savings, operating efficiencies and other synergies.

      CIP(R) and CPA(R):10 entered into the merger agreement with the expectation that the merger would result in a number of benefits to the combined company, including cost savings, operating efficiencies and other synergies. Achieving these benefits will depend in large part on our ability to efficiently integrate the properties of CPA(R):10 into CIP(R)'s portfolio. Unforeseen difficulties in integrating these portfolios may cause the disruption of, or a loss of momentum in, the activities of the combined company's business which could affect its ability to achieve expected cost savings, operating efficiencies and other synergies, which could materially harm the combined company's financial performance.

      As a result of the merger, the combined company may incur transaction costs that exceed our estimates.

      CIP(R) and CPA(R):10 estimate that, as a result of the merger, the two companies will incur transaction costs totaling approximately $1,400,000, including financial advisor, printing, distribution, legal and accounting fees. CIP(R) and CPA(R):10 will each bear their own expenses. Actual transaction costs may exceed CIP(R)'s and CPA(R):10's estimates.

      CIP(R) can not be certain of the amount of cash it will need in 2004 to repay the principal amount of any notes issued to CPA(R):10 shareholders in the merger.

      If an unexpectedly large number of CPA(R):10 shareholders elect to receive promissory notes in the merger, CIP(R) will be required to make a significant cash payment when the notes mature in 2004. We can not determine, until the time of the CPA(R):10 special meeting, the number of shareholders who will elect to receive promissory notes in the merger, and therefore the amount of cash CIP(R) will be required to pay upon maturity of the notes. In any event, promissory notes will not be issued for more than 50% of the outstanding stock of CPA(R):10, as we will not complete the merger if holders of over 50% of the CPA(R):10 common stock elect to receive promissory notes. If a large number of shareholders elect to receive promissory notes, CIP(R) may need to borrow money or otherwise raise funds to pay the notes.

The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors we describe above list all material risks CIP(R) any specific point in time. We have disclosed many of the important risk factors discussed above in our previous filings with the Securities and Exchange Commission.

Item 2. Properties.

Set forth below is certain information relating to the Company's properties owned as of December 31, 2001.

LEASE OBLIGOR/                                       OWNERSHIP                      SQUARE            RENT PER
Location                                            INTEREST(1)                    FOOTAGE           SQUARE FOOT
-------------------------------------------------------------------------------------------------------------------
MARRIOTT INTERNATIONAL, INC. (3,4)
   Irvine, Sacramento and San Diego, CA;
   Orlando, FL (2); Des Plaines, IL;          23.69% interest in a
   Indianapolis, IN; Louisville, KY;          real estate investment              1,115,923             17.22
   Linthicum, MD; Newark, NJ; Albuquerque,    trust owning land and
   NM; Las Vegas, NV; Spokane, WA             buildings

OMNICOM GROUP, INC. (3)
   Playa Vista, CA                                      100%                        120,000             26.79
   Venice, CA                                           100%                         77,719             12.64
                                                                                    -------
        Total:                                                                      197,719

BEST BUY CO., INC. (3)
   Fort Collins, CO; Matteson and
   Schaumburg, IL; Attleboro, MA; Nashua,     63% interest in a
   NH; Albuquerque, NM; Arlington,            general partnership                   585,593              8.58
   Beaumont, Dallas, Fort Worth and           owning land and buildings
   Houston, TX; Virginia Beach, VA

ADVANCED MICRO DEVICES, INC. (3)
                                              33 1/3% interest in a
   Sunnyvale, CA                              limited liability company             362,000             25.26
                                              owning land and buildings

ELECTRONIC DATA SYSTEMS CORPORATION (3)
   Louisville, CO                                        80%                        403,871              7.87

BIG V HOLDING CORP. (3)
   Greenport, NY                                        100%                         59,772             10.65
   Ellenville and Warwick, NY(3,4)                       55%                        141,428             15.86
                                                                                    -------
        Total:                                                                      201,200

LUCENT TECHNOLOGIES, INC. (3)
   Charlotte, NC                                        100%                        568,670              3.26

UTI HOLDINGS, INC.
   Glendale Heights, IL                                 100%                         74,410             17.26
   Glendale Heights, IL                                 100%                         35,455             11.05
                                                                                    -------
                                                                                    109,865
GARDEN RIDGE, INC. (3)
   Oklahoma City, OK                                    100%                        141,284              5.95
   Round Rock, TX                                       100%                        152,500              4.63
                                                                                    -------
        Total:                                                                      293,784

LEASE OBLIGOR/                                SHARE OF CURRENT       INCREASE        LEASE                 MAXIMUM
Location                                      ANNUAL RENTS(2)         FACTOR         TERM                   TERM
-------------------------------------------------------------------------------------------------------------------
MARRIOTT INTERNATIONAL, INC. (3,4)
   Irvine, Sacramento and San Diego, CA;
   Orlando, FL (2); Des Plaines, IL;
   Indianapolis, IN; Louisville, KY;              4,553,417          Stated/       Feb. 2012              Feb. 2032
   Linthicum, MD; Newark, NJ; Albuquerque,                           % of sales
   NM; Las Vegas, NV; Spokane, WA

OMNICOM GROUP, INC. (3)
   Playa Vista, CA                                3,214,996          CPI           Sep. 2018              Sep. 2048
   Venice, CA                                       982,028          CPI           Sep. 2010              Sep. 2030
                                                  ---------
        Total:                                    4,197,024

BEST BUY CO., INC. (3)
   Fort Collins, CO; Matteson and
   Schaumburg, IL; Attleboro, MA; Nashua,
   NH; Albuquerque, NM; Arlington,                3,165,596          Stated        Apr. 2018              Apr. 2033
   Beaumont, Dallas, Fort Worth and
   Houston, TX; Virginia Beach, VA

ADVANCED MICRO DEVICES, INC. (3)

   Sunnyvale, CA                                  3,048,500          CPI           Dec. 2018              Dec. 2038


ELECTRONIC DATA SYSTEMS CORPORATION (3)
   Louisville, CO                                 2,543,785          CPI           Dec. 2014              Dec. 2034

BIG V HOLDING CORP. (3)
   Greenport, NY                                    636,515          Stated        Dec. 2017              Dec. 2037
   Ellenville and Warwick, NY(3,4)                1,233,742          Stated        Oct. 2024              Oct. 2044
                                                  ---------
        Total:                                    1,870,257

LUCENT TECHNOLOGIES, INC. (3)
   Charlotte, NC                                  1,852,829          None          Mar. 2005              Mar. 2022

UTI HOLDINGS, INC.
   Glendale Heights, IL                           1,284,609          CPI           Nov. 2010              Nov. 2030
   Glendale Heights, IL                             391,838          Stated        Apr. 2016              Apr. 2031
                                                  ---------
                                                  1,676,447
GARDEN RIDGE, INC. (3)
   Oklahoma City, OK                                840,093          CPI           Apr. 2015              Apr. 2035
   Round Rock, TX                                   706,188          CPI           Dec. 2013              Dec. 2038
                                                  ---------
        Total:                                    1,546,281

LEASE OBLIGOR/                                       OWNERSHIP                      SQUARE            RENT PER
Location                                            INTEREST(1)                    FOOTAGE           SQUARE FOOT
-------------------------------------------------------------------------------------------------------------------
SICOR, INC. (3)
                                              50% interest in a
   San Diego, CA                              general partnership                   144,311             20.41
                                              owning land and buildings

MERIT MEDICAL SYSTEMS, INC. (3)
   South Jordan, UT                                     100%                        172,925              8.47

THE UPPER DECK COMPANY (3)
                                              50% interest in a limited
   Carlsbad, CA                               liability company owning              294,779              9.85
                                              land and building

Q CLUBS, INC.
   Bedford, TX                                          100%                         46,658             14.02
   Memphis, TN                                          100%                         43,311             17.68
                                                                                     ------
        Total:                                                                       89,969

MICHIGAN MUTUAL INSURANCE COMPANY (3)
   Charleston, SC                                       100%                        137,729              9.89

COMPUCOM SYSTEMS, INC. (3)
                                              33 1/3% interest in a
   Dallas, TX                                 limited liability company             497,714              7.86
                                              owning land and buildings

DEL MONTE CORPORATION (3)
   Mendota, IL; Plover, Toppenish and                    50%(5)                     748,000              3.44
   Yakima, WA

BARNES & NOBLE, INC. (3)
   Farmington, CT                                       100%                         21,600             31.62
   Braintree, MA                                        100%                         19,661             30.55
                                                                                     ------
        Total:                                                                       41,261

PLEXUS CORP. (3)
   Neenah, WI                                           100%                        179,000              7.09

WABAN, INC./BJ'S WAREHOUSE CLUB (3)
   Farmingdale, NY                                      100%                        114,680             10.61

BELL SPORTS, INC. (3)
   Rantoul, IL                                          100%                        217,012              5.28

GATX LOGISTICS, INC. (3)
   Jacksonville, FL                                     100%                        240,000              3.89

DETROIT DIESEL CORPORATION
   Hollywood and Orlando, FL                            100%                         81,318             11.04

PSC SCANNING, INC. (3)
   Eugene, OR                                           100%                        110,665              7.90

CUSTOM FOOD PRODUCTS, INC. (3)
   Owingsville, KY                                      100%                         37,100             23.50

LEASE OBLIGOR/                                SHARE OF CURRENT       INCREASE        LEASE                 MAXIMUM
Location                                      ANNUAL RENTS(2)         FACTOR         TERM                   TERM
-------------------------------------------------------------------------------------------------------------------
SICOR, INC. (3)

   San Diego, CA                                  1,472,736          CPI           Jul. 2009              Jul. 2044


MERIT MEDICAL SYSTEMS, INC. (3)
   South Jordan, UT                               1,465,404          CPI           Jan. 2020              Jan. 2040

THE UPPER DECK COMPANY (3)

   Carlsbad, CA                                   1,452,220          CPI           Dec. 2020              Dec. 2040


Q CLUBS, INC.
   Bedford, TX                                      654,325          CPI           Feb. 2016              Feb. 2036
   Memphis, TN                                      765,872          CPI           Jul. 2013              Jul. 2033
                                                  ---------
        Total:                                    1,420,196

MICHIGAN MUTUAL INSURANCE COMPANY (3)
   Charleston, SC                                 1,362,252          Stated        Dec. 2007              Dec. 2027

COMPUCOM SYSTEMS, INC. (3)

   Dallas, TX                                     1,304,667          CPI           Apr. 2019              Apr. 2029


DEL MONTE CORPORATION (3)
   Mendota, IL; Plover, Toppenish and             1,286,250          CPI           Jun. 2016              Jun. 2056
   Yakima, WA

BARNES & NOBLE, INC. (3)
   Farmington, CT                                   683,000          Stated        Feb. 2013              Feb. 2028
   Braintree, MA                                    600,734          Stated        Feb. 2014              Feb. 2024
                                                  ---------
        Total:                                    1,283,734

PLEXUS CORP. (3)
   Neenah, WI                                     1,268,693          CPI           Aug. 2014              Aug. 2044

WABAN, INC./BJ'S WAREHOUSE CLUB (3)
   Farmingdale, NY                                1,217,238          Stated        Jan. 2002              Jan. 2002

BELL SPORTS, INC. (3)
   Rantoul, IL                                    1,146,221          CPI           Nov. 2012              Nov. 2032

GATX LOGISTICS, INC. (3)
   Jacksonville, FL                                 932,640          Stated        Dec. 2002              Dec. 2002

DETROIT DIESEL CORPORATION
   Hollywood and Orlando, FL                        897,934          PPI           Jun. 2010              Jun. 2030

PSC SCANNING, INC. (3)
   Eugene, OR                                       874,796          CPI           May 2014               May 2014

CUSTOM FOOD PRODUCTS, INC. (3)
   Owingsville, KY                                  871,771          CPI           Jun. 2020              Jun. 2035

LEASE OBLIGOR/                                       OWNERSHIP                      SQUARE            RENT PER
Location                                            INTEREST(1)                    FOOTAGE           SQUARE FOOT
---------------------------------------------------------------------------------------------------------------------
NICHOLSON WAREHOUSE, L.P. (3)
   Maple Heights, OH                                    100%                        341,282              2.50

HUMCO HOLDING GROUP, INC. (3)
   Texarkana, TX; Orem, UT                              100%                        164,565              5.16

HIBBETT SPORTING GOODS, INC. (3)
   Birmingham, AL                                       100%                        141,147              5.56

SUPERIOR TELECOMMUNICATIONS, INC. (3)
   Brownwood, TX                                        100%                        307,850              2.14

CHILDTIME CHILDCARE, INC. (3)
   Naperville, IL; Centreville, Century                 100%                         37,306             17.39
   Oaks, Manassas and Newport News, VA

ISA INTERNATIONAL PLC (6)
   Bradford, West Yorkshire, United Kingdom             100%                         41,932             13.67

GLOYSTARNE & CO., LTD. (6)
   Rotherdam, South Yorkshire,
   United Kingdom                                       100%                        120,000              4.59

PETSMART, INC. (3)
   Ennis, TX                                            100%                        229,950              2.24

OSHMAN SPORTING GOODS, INC. (3)
   Plano, TX                                            100%                         47,000              9.17

AFFILIATED FOODS SOUTHWEST, INC.
   Hope and Little Rock (3), AR                          50%                        144,352              3.36

KROGER CO.
   Conway and
   N. Little Rock, AR                                    50%                         78,075              5.30

SAFEWAY STORES INCORPORATED
   Broken Arrow, OK                                      50%                         50,340              5.63

NORTHSTAR COMPUTER FORMS, INC.
   Golden, CO                                           100%                         23,042              5.18

XEROX CORPORATION                                        50%                         36,850              4.12
PHOTO CENTER                                             50%                            700              6.86
                                                                                     ------
   Total for property in
   Hot Springs, AR:                                                                  37,550

VACANT
   Austin, TX                                            50%                        177,776

SOCIETE HOTELIERE TOURISME GRAND NOBLE
   Toulouse, France                                     100%                         42,000       Under construction

LEASE OBLIGOR/                                  SHARE OF CURRENT     INCREASE        LEASE                 MAXIMUM
Location                                        ANNUAL RENTS(2)       FACTOR         TERM                   TERM
-------------------------------------------------------------------------------------------------------------------
NICHOLSON WAREHOUSE, L.P. (3)
   Maple Heights, OH                                854,540          CPI           Dec. 2018              Dec. 2043

HUMCO HOLDING GROUP, INC. (3)
   Texarkana, TX; Orem, UT                          849,853          CPI           Dec. 2016              Dec. 2016

HIBBETT SPORTING GOODS, INC. (3)
   Birmingham, AL                                   784,224          CPI           Feb. 2011              Feb. 2026

SUPERIOR TELECOMMUNICATIONS, INC. (3)
   Brownwood, TX                                    658,879          CPI           Dec. 2013              Dec. 2038

CHILDTIME CHILDCARE, INC. (3)
   Naperville, IL; Centreville, Century             648,892          CPI           Aug. 2015              Aug. 2025
   Oaks, Manassas and Newport News, VA

ISA INTERNATIONAL PLC (6)
   Bradford, West Yorkshire, United Kingdom         573,343(5)       Stated        May 2014               None

GLOYSTARNE & CO., LTD. (6)
   Rotherdam, South Yorkshire,
   United Kingdom                                   550,481(5)       Stated        Dec. 2019              Dec. 2019

PETSMART, INC. (3)
   Ennis, TX                                        514,540          CPI           Jan. 2013              Jan. 2013

OSHMAN SPORTING GOODS, INC. (3)
   Plano, TX                                        431,197          Stated        Jan. 2013              Jan. 2033

AFFILIATED FOODS SOUTHWEST, INC.
   Hope and Little Rock (3), AR                     242,824          CPI           Mar. 2007              Mar. 2037

KROGER CO.
   Conway and
   N. Little Rock, AR                               206,806          CPI           Feb. 2017              Feb. 2037

SAFEWAY STORES INCORPORATED
   Broken Arrow, OK                                 141,750          % of Sales    Jan. 2008              Jan. 2033

NORTHSTAR COMPUTER FORMS, INC.
   Golden, CO                                       119,358          Stated        Sep. 2005              Sep. 2005

XEROX CORPORATION                                    75,911          Stated        May 2011               May 2011
PHOTO CENTER                                          2,400          None          Monthly renewals
                                                     ------
   Total for property in
   Hot Springs, AR:                                  78,311

VACANT
   Austin, TX

SOCIETE HOTELIERE TOURISME GRAND NOBLE
   Toulouse, France                                                  INSEE(7)      Nov. 2012              Nov. 2030

      1. Percentage of ownership in land and building, except as noted. If ownership is less than 100%, ownership is as tenant-in-common unless otherwise indicated.
      2. Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and the Ownership Interest percentage.
      3.    These properties are encumbered by mortgage notes payable.
      4.    Includes percentage of sales rents.
      5. Mendota, Plover and Toppenish properties are owned through an interest in a limited liability company and the Yakima property is owned as a tenant-in-common.
      6.    Based on exchange rates at December 31, 2001.
      7. INSEE construction index, an index published quarterly by the French Government.

Item 3. Legal Proceedings.

As of the date hereof, the Company is not a party of to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Information with respect to Registrant's common equity is hereby incorporated by reference to page 25 of the Company's Annual Report contained in Appendix A.

Item 6. Selected Financial Data.

Selected Financial Data are hereby incorporated by reference to page 1 of the Company's Annual Report contained in Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 8 of the Company's Annual Report contained in Appendix A.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

Approximately $126,413 of CIP(R)'s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of December 31, 2001 ranged from 7.09% to 10.00%. The interest rate on the variable rate debt as of December 31, 2001 ranged from 4.26% to 9.63%.

(in thousands)             2002        2003        2004        2005        2006     Thereafter       Total      Fair Value
                           ----        ----        ----        ----        ----     ----------       -----      ----------
Fixed rate debt          $ 3,617     $11,170     $12,190     $13,673     $11,284     $74,479       $126,413      $128,130
Weighted average
    interest rate          8.79%       8.83%       9.45%       9.09%       8.48%       8.07%
Variable rate debt       $17,256     $   272     $ 3,027     $   152     $   173     $ 5,239       $ 26,119      $ 26,119

CIP(R) conducts business in the United Kingdom and France. The foreign operations were not material to CIP(R)'s consolidated financial position, results of operations or cash flows during the three-year period ended December 31, 2001. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three-year period ended December 31, 2001. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. Scheduled future minimum rents, exclusive of renewals, under non-cancelable leases resulting from CIP(R)'s foreign operations are as follows:

(in thousands)                        2002        2003         2004         2005        2006       Thereafter       Total
                                      ----        ----         ----         ----        ----       ----------       -----
Rental income(1)                      $569        $569         $569         $569        $569         $4,115        $ 6,960
Interest income from direct
    financing leases(1)               $547        $547         $568         $634        $634         $9,657        $12,587

Scheduled principal payments for the mortgage notes payable during each of the next five years following December 31, 2001 and thereafter are as follows:

(in thousands)                        2002        2003         2004         2005        2006       Thereafter       Total
                                      ----        ----         ----         ----        ----       ----------       -----
Fixed rate debt(1)                      --        $ 74         $104         $112        $222         $7,036        $7,548
Variable rate debt(1)                  $87        $108         $130         $152        $173         $5,239        $5,889

(1) Based on December 31, 2001 exchange rate.

Item 8. Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 9 to 24 of the Company's Annual Report contained in Appendix A:

  (i) Report of Independent Accountants.
 (ii) Consolidated Balance Sheets as of December 31, 2000 and 2001.
(iii) Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001.
 (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 2000 and 2001.
  (v) Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001.
 (vi) Notes to Consolidated Financial Statements.

Item 9. Disagreements on Accounting and Financial Disclosure.

NONE

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 11. Executive Compensation.

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)   1.    Consolidated Financial Statements:

                  The following consolidated financial statements are filed as a part of this Report:

                        Report of Independent Accountants.

                        Consolidated Balance Sheets, December 31, 1999, 2000 and 2001.

                        Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001.

                        Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 2000 and 2001.

                        Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001.

                        Notes to Consolidated Financial Statements.

                  The consolidated financial statements are hereby incorporated by reference to pages 9 to 24 of the Company's Annual Report contained in Appendix A.

      (a)   2.    Financial Statement Schedule:

                  The following schedule is filed as a part of this Report:

                        Report of Independent Accountants.

                        Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2001.

                        Notes to Schedule III.

                  Schedule III and notes thereto are contained herein on pages 33 to 37 of this Form 10-K.

                  Financial Statement Schedules other than those listed above are omitted because the required information is given in the Consolidated Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

      (a)   3.    Exhibits:
                  --------

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

       10.3       Series A-2 9.94% Secured Note from Marcourt to the registered        Filed as Exhibit 10(D)(2) to
                  owner of note (Various Series A-1 9.94% Notes in an aggregate        Registrant's Post Effective
                  amount of 38,750,000 substantially in the form of the Series         Amendment No. 1 to Form S-11
                  A-1 9.94% Note attached , were issued by Marcourt in
                  connection with the Financing).

       10.4       Series A-2 11.18% Secured Note from Marcourt to the registered       Filed as Exhibit 10(D)(3) to
                  owner of note (Various notes in an aggregate amount of               Registrant's Post Effective
                  70,250,000 substantially in the form of the Series A-2 11.18%        Amendment No. 1 to Form S-11
                  Note attached , were issued by Marcourt in connection with the
                  Financing.

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

       10.9       Shareholders Agreement between the Registrant, Corporate             Filed as Exhibit 10(D)(8) to
                  Property Associates 10 Incorporated ("CPA(R):10"), TCEP II              Registrant's Post Effective
                  and First Plaza.                                                     Amendment No. 1 to Form S-11

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

       10.17      Assignment and Assumptions of Lease Agreement for                    Filed as Exhibit 10(E)( 1)(h) to
                  property located in Silsbee, Texas.                                  Registrant's Post Effective
                                                                                       Amendment No. 1 to Form S-11

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

       10.20      Promissory Note from subsidiaries of the Registrant and              Filed as Exhibit 10(E)(3) to
                  CPA(R):10 to The New England Mutual Life Insurance Company           Registrant's Post Effective to Form
                  ("New England").                                                     S-11Amendment No. 1

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

       10.39      Real Estate Purchase and Sale Contract between Belmet                Filed as Exhibit 10(I)(1) to
                  (IL) QRS 11-9, Inc. ("QRS 11-9") as purchaser and                    Registrant's Post Effective
                  Mission Leasing and Bank of Rantoul (collectively, to                Amendment No. 4
                  Form S-11"Seller").

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

       10.54      Guaranty and Suretyship Agreement from Unit to QRS 11-12.            Filed as Exhibit 10(L)(4) to
                                                                                       Registrant's Post Effective
                                                                                       Amendment No. 5 to Form S-11

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

       10.179     Lease Agreement dated December 26, 1995 by and between Cards         Filed as Exhibit 2.1 to Registrant's
                  Limited Liability Company, as Landlord, and The Upper Deck           Form 8-K dated March 21, 1996
                  Company, as Tenant.

       10.180     $15,000,000 Promissory Note dated January 3, 1996 from               Filed as Exhibit 2.2 to Registrant's
                  Cards Limited Liability Company to Column Financial, Inc.            Form 8-K dated March 21, 1996

       21.1       Subsidiaries of Registrant as of March 15, 2002                      Filed herewith

       23.1       Consent of PricewaterhouseCoopers LLP dated March 27,                Filed herewith
                  2002

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

                        CAREY INSTITUTIONAL PROPERTIES INCORPORATED a Maryland corporation


    3/20/2002           BY:      /s/ John J. Park
-----------------               ------------------------------------
      Date                      John J. Park
                                Managing Director and Chief Financial Officer
                                (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                        CAREY INSTITUTIONAL PROPERTIES INCORPORATED


    3/20/2002           BY:      /s/ William Polk Carey
-----------------               ------------------------------------
      Date                      William Polk Carey
                                Chairman of the Board and Director
                                (Principal Executive Officer)


    3/20/2002           BY:      /s/ Edward V. LaPuma
-----------------               ------------------------------------
      Date                      Edward V. LaPuma
                                President


    3/20/2002           BY:      /s/ Ralph G. Coburn
-----------------               ------------------------------------
      Date                      Ralph G. Coburn
                                Director


    3/20/2002           BY:      /s/ George E. Stoddard
-----------------               ------------------------------------
      Date                      George E. Stoddard
                                Director


    3/20/2002           BY:      /s/ Ralph Verni
-----------------               ------------------------------------
      Date                      Ralph Verni
                                Director


    3/20/2002           BY:      /s/ Thomas E. Zacharias
-----------------               ------------------------------------
      Date                      Thomas E. Zacharias
                                Director


    3/20/2002           BY:      /s/ John J. Park
-----------------               ------------------------------------
      Date                      John J. Park
                                Managing Director and
                                Chief Financial Officer
                                (Principal Financial Officer)


    3/20/2002           BY:      /s/ Claude Fernandez
-----------------               ------------------------------------
      Date                      Claude Fernandez
                                Managing Director and
                                Chief Administrative Officer
                                (Principal Accounting Officer)

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of CAREY INSTITUTIONAL PROPERTIES INCORPORATED:

Our audits of the consolidated financial statements referred to in our report dated March 15, 2002 appearing in the 2001 Annual Report to Shareholders of CAREY INSTITUTIONAL PROPERTIES INCORPORATED (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 15, 2002

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2001

                                                            Initial Cost to Company
                                                            -----------------------
                                                                                                Costs
                                                                                             Capitalized
                                                                                            Subsequent to
        Description                Encumbrances           Land             Buildings       Acquisition (a)
        -----------                ------------           ----             ---------       ---------------
Operating Method:
Retail store leased to
  Safeway Stores
  Incorporated                                            336,426            941,960             30,370
Vacant
  office/manufacturing
  facility in Austin,
  Texas.                                                  751,453          2,536,047             96,524
Manufacturing/distributing
  facility leased to
  Electronic Data Systems
  Corporation                        9,582,977          1,515,879            503,734         15,125,189
Warehouse/manufacturing
  facility leased to
  Bell Sports, Inc.                  3,737,000            283,726          5,066,274          3,322,270
Warehouse leased to GATX
  Logistics, Inc.                    3,410,317          1,350,444          4,574,557             60,676
Warehouse leased to Lucent
  Technologies, Inc.                 7,300,000          1,290,631         15,937,368            232,870
Land leased to
  Barnes & Noble, Inc.               2,049,885          4,759,017                                47,962
Land leased to
  Best Buy Co., Inc.                10,674,193         18,579,019                                   646
Land leased to UTI
  Holdings, Inc.                                        2,516,671                             3,277,765
Office/warehouse leased to
  Merit Medical Systems,
  Inc.                               5,427,729            380,000                            10,505,349
Land leased to Q Clubs,
  Inc.                                                  2,073,578                                 1,026
Manufacturing/warehouse
  facilities leased to
  Humco Holding Group                4,039,441          1,240,000          6,604,324
Office/warehouse facility
  leased to PSC Scanning,
  Inc.                               5,293,791          1,125,000          7,615,414             10,621
Industrial/manufacturing
  facility leased to
  Bolder Technologies
  Corporation                        3,419,991          1,076,000          5,759,878             31,700
Warehouse facility leased
  to Petsmart, Inc.                  1,964,308            106,603          4,444,397             42,817
Manufacturing facility
  leased to Plexus Corp.             4,019,100            125,340          9,124,660              5,745
Childcare centers leased
  to Childtime Childcare,
  Inc.                               2,232,999          1,198,750                             3,422,172
Office buildings leased to
  Omnicom Group, Inc.               24,384,143          6,316,880         27,397,945          9,339,472
Retail stores leased to
  Garden Ridge Corporation           6,946,009          2,197,500          4,112,500          5,054,413

                                                             Gross Amount at which Carried
                                                                 at Close of Period (c)
                                                                 ----------------------
                                  Decrease in Net
        Description               Investments (b)       Land            Buildings            Total
        -----------               ---------------       ----            ---------            -----
Operating Method:
Retail store leased to
  Safeway Stores
  Incorporated                                          340,273            968,483          1,308,756
Vacant
  office/manufacturing
  facility in Austin,
  Texas.                                                751,645          2,632,379          3,384,024
Manufacturing/distributing
  facility leased to
  Electronic Data Systems
  Corporation                                         1,519,885         15,624,917         17,144,802
Warehouse/manufacturing
  facility leased to
  Bell Sports, Inc.                                     283,793          8,388,477          8,672,270
Warehouse leased to GATX
  Logistics, Inc.                                     1,364,272          4,621,405          5,985,677
Warehouse leased to Lucent
  Technologies, Inc.                                  1,295,387         16,165,482         17,460,869
Land leased to
  Barnes & Noble, Inc.                                4,806,979                             4,806,979
Land leased to
  Best Buy Co., Inc.                                 18,579,665                            18,579,665
Land leased to UTI
  Holdings, Inc.                                      3,147,367          2,647,069          5,794,436
Office/warehouse leased to
  Merit Medical Systems,
  Inc.                                                  380,000         10,505,349         10,885,349
Land leased to Q Clubs,
  Inc.                                                2,074,604                             2,074,604
Manufacturing/warehouse
  facilities leased to
  Humco Holding Group                                 1,240,000          6,604,324          7,844,324
Office/warehouse facility
  leased to PSC Scanning,
  Inc.                               (109,998)        1,125,000          7,516,037          8,641,037
Industrial/manufacturing
  facility leased to
  Bolder Technologies
  Corporation                                         1,076,000          5,791,578          6,867,578
Warehouse facility leased
  to Petsmart, Inc.                                     107,606          4,486,211          4,593,817
Manufacturing facility
  leased to Plexus Corp.                                125,418          9,130,327          9,255,745
Childcare centers leased
  to Childtime Childcare,
  Inc.                                                1,198,750          3,422,172          4,620,922
Office buildings leased to
  Omnicom Group, Inc.                                 6,319,147         36,735,150         43,054,297
Retail stores leased to
  Garden Ridge Corporation                            2,197,998          9,166,415         11,364,413

                                                                                 Life on which
                                                                                 Depreciation
                                                                                   in Latest
                                                                                 Statement of
                                    Accumulated                                     Income
        Description               Depreciation (d)         Date Acquired          is Computed
        -----------               ----------------         -------------          -----------
Operating Method:
Retail store leased to
  Safeway Stores
  Incorporated                          269,144          December 19, 1991           40 yrs.
Vacant
  office/manufacturing
  facility in Austin,
  Texas.                              1,314,736          May 28, 1992                40 yrs.
Manufacturing/distributing
  facility leased to
  Electronic Data Systems
  Corporation                         2,734,361          October 1, 1992             40 yrs.
Warehouse/manufacturing
  facility leased to
  Bell Sports, Inc.                   1,802,917          November 6, 1992            40 yrs.
Warehouse leased to GATX
  Logistics, Inc.                     1,044,607          December 23, 1992           40 yrs.
Warehouse leased to Lucent
  Technologies, Inc.                  3,643,580          December 30, 1992           40 yrs.
Land leased to                                           February 23,
  Barnes & Noble, Inc.                                   1993 and October
                                                         1, 1993                     N/A
Land leased to
  Best Buy Co., Inc.                                     April 15, 1993              N/A
Land leased to UTI                                       May 3, 1993 and
  Holdings, Inc.                         46,986          September 29,               N/A
                                                         2000
Office/warehouse leased to
  Merit Medical Systems,
  Inc.                                1,816,550          June 3, 1993                40 yrs.
Land leased to Q Clubs,
  Inc.                                                   July 16, 1993               N/A
Manufacturing/warehouse
  facilities leased to
  Humco Holding Group                   474,686          February 5, 1999            40 yrs.
Office/warehouse facility
  leased to PSC Scanning,
  Inc.                                  499,457          May 12, 1999                40 yrs.
Industrial/manufacturing
  facility leased to
  Bolder Technologies
  Corporation                           389,240          April 16, 1999              40 yrs.
Warehouse facility leased
  to Petsmart, Inc.                     920,608          October 26, 1993            40 yrs.
Manufacturing facility
  leased to Plexus Corp.              1,683,404          August 11, 1994             40 yrs.
Childcare centers leased                                 June 15, 1994
  to Childtime Childcare,                                through November
  Inc.                                  538,279          18, 1994                    40 yrs.
Office buildings leased to
  Omnicom Group, Inc.                 5,111,215          October 14, 1994            11-40 yrs.
Retail stores leased to
  Garden Ridge Corporation            1,306,954          May 29,1995                 40 yrs.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2001

                                                            Initial Cost to Company
                                                            -----------------------
                                                                                                Costs
                                                                                             Capitalized
                                                                                            Subsequent to
        Description                Encumbrances           Land             Buildings       Acquisition (a)
        -----------                ------------           ----             ---------       ---------------
Operating Method:
Health club leased to
  Q Clubs, Inc.                                           912,855          4,323,145
Warehouse/office leased to
  Hibbett Sporting Goods,
  Inc.                               2,513,864            660,000          4,040,000          2,323,784
Distribution/warehouse
  leased to Detroit Diesel
  Corporation.                                          2,782,860          6,542,140
Office building leased to
  Xerox Corporation                                       141,881            420,628             10,680
Supermarkets leased to
  Affiliated Southwest,
  Inc.                                                    343,120          1,801,380                497
Distribution/warehouse
  leased to ISA
  International plc                  3,773,900            149,350          6,034,442
                                  ------------        -----------       ------------        -----------
                                  $100,769,647        $52,212,983       $117,780,793        $52,942,548
                                  ============        ===========       ============        ===========


                                                               Gross Amount at which Carried
                                                                   at Close of Period (c)
                                                                   ----------------------
                                    Decrease in Net
        Description                 Investments (b)       Land            Buildings            Total
        -----------                 ---------------       ----            ---------            -----
Operating Method:
Health club leased to
  Q Clubs, Inc.                                           912,855          4,323,145          5,236,000
Warehouse/office leased to
  Hibbett Sporting Goods,
  Inc.                                                    660,000          6,363,784          7,023,784
Distribution/warehouse
  leased to Detroit Diesel
  Corporation.                                          2,782,860          6,542,140          9,325,000
Office building leased to
  Xerox Corporation                                       141,881            431,308            573,189
Supermarkets leased to
  Affiliated Southwest,
  Inc.                                 (492,526)          416,802          1,235,669          1,652,471
Distribution/warehouse
  leased to ISA
  International plc                    (130,979)          145,150          5,907,663          6,052,813
                                      ---------       -----------       ------------       ------------
                                      $(733,503)      $52,993,337       $169,209,484       $222,202,821
                                      =========       ===========       ============       ============


                                                                                   Life on which
                                                                                   Depreciation
                                                                                     in Latest
                                                                                   Statement of
                                      Accumulated                                     Income
        Description                 Depreciation (d)         Date Acquired          is Computed
        -----------                 ----------------         -------------          -----------
Operating Method:
Health club leased to
  Q Clubs, Inc.                           634,962          February 6, 1996            40 yrs.
Warehouse/office leased to
  Hibbett Sporting Goods,
  Inc.                                    697,461          February 12, 1996           40 yrs.
Distribution/warehouse
  leased to Detroit Diesel
  Corporation.                            824,582          December 17, 1996           40 yrs.
Office building leased to
  Xerox Corporation                        50,443          February 21, 1992           40 yrs.
Supermarkets leased to
  Affiliated Southwest,
  Inc.                                    141,930          February 21, 1992           40 yrs.
Distribution/warehouse
  leased to ISA
  International plc                       294,224          March 7, 2000               40 yrs.
                                      -----------
                                      $26,240,326
                                      ===========

See accompanying notes to Schedule.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
                                and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2001

                                                          Initial Cost to Company
                                                          -----------------------
                                                                                         Costs Capitalized
                                                                                           Subsequent to
       Description                Encumbrances           Land            Buildings        Acquisition (a)
       -----------                ------------           ----            ---------        ---------------
Direct Financing Method:
Retail store leased to
  Oshman Sporting Goods,
  Inc.                              1,336,578         $  700,356        $ 2,494,843         $   37,695
Office buildings leased to
  Michigan Mutual
  Insurance Company                 9,500,000          1,965,093         11,884,907              5,919

Supermarkets leased to
  Big V Holding Corp.               3,749,931          3,724,889         16,399,261          2,019,945

Retail stores leased to
  Barnes & Noble, Inc.              2,877,751                             5,525,983             49,806
Retail stores leased to
  Best Buy Co., Inc.               15,166,256                            27,653,981                962
Technical training
  institute leased to UTI
  Holdings, Inc.                                                          6,083,329              1,684
Health club leased to
  Q Clubs, Inc.                                                           3,511,422              1,737
Warehouse/distribution
  facility leased to
  Nicholson Warehouse, Inc.         3,208,821            598,544          6,316,456              1,370
Manufacturing facility
  leased to Superior
  Telecommunications, Inc.                               295,032          4,704,968              1,885
Food processing/warehouse
  facility leased to
  Custom Food Products,
  Inc.                                183,652             27,000                             5,536,384
Office buildings and
  supermarkets leased to
  Kroger Company                                         251,760          1,321,740
Warehouse/distribution
  facility leased to
  Gloystarne & Co., Ltd.            3,773,900          1,132,627          6,069,257             14,104
                                    ---------         ----------        -----------         ----------
                                   39,796,889         $8,695,301        $91,966,147         $7,671,491
                                   ==========         ==========        ===========         ==========

                                                      Gross Amount at which Carried
                                                          at Close of Period (c)
                                                          ----------------------
                                       Increase
                                  (Decrease) in Net
       Description                  Investments (b)               Total               Date Acquired
       -----------                  ---------------               -----               -------------
Direct Financing Method:
Retail store leased to
  Oshman Sporting Goods,
  Inc.                                $   379,008              $  3,611,902          December 10, 1992
Office buildings leased to
  Michigan Mutual
  Insurance Company                       123,521                13,979,440          December 21, 1993

Supermarkets leased to                                                               December 23, 1993 and
  Big V Holding Corp.                  (4,488,302)               17,655,793          October 8, 1993

Retail stores leased to                                                              February 23, 1993 and
  Barnes & Noble, Inc.                  1,319,915                 6,895,704          October 1, 1993
Retail stores leased to
  Best Buy Co., Inc.                   (1,522,192)               26,132,751          April 15, 1993
Technical training
  institute leased to UTI
  Holdings, Inc.                                                  6,085,013          May 3, 1993
Health club leased to
  Q Clubs, Inc.                                                   3,513,159          July 16, 1999
Warehouse/distribution
  facility leased to
  Nicholson Warehouse, Inc.            (2,224,550)                4,691,820          December 13, 1993
Manufacturing facility
  leased to Superior
  Telecommunica-tions, Inc.              (161,794)                4,840,091          December 16, 1993
Food processing/warehouse
  facility leased to
  Custom Food Products,
  Inc.                                                            5,563,384          September 30, 1994
Office buildings and
  supermarkets leased to
  Kroger Company                                                  1,573,500          February 21, 1992
Warehouse/distribution
  facility leased to
  Gloystarne & Co., Ltd.                 (260,510)                6,955,478          December 8, 1999
                                      -----------              ------------
                                      $(6,834,904)             $101,498,035
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

(b) At December 31, 2001, the aggregate cost of real estate owned by Registrant and its subsidiaries for Federal income tax purposes is $289,968,229.

(c) The increase (decrease) in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received, the sales of properties and of tenancy-in-common interests to an affiliate, foreign currency translation adjustments and writedowns to fair value.

(d)

                                           Reconciliation of Real Estate Accounted
                                                for Under the Operating Method
                                                           December 31,
                                                           ------------
                                                       2000            2001
                                                   ------------    ------------
Balance at beginning of year                       $241,822,476    $247,246,819
Additions                                             6,595,245       3,409,223
Impairment loss                                        (143,919)     (2,300,000)
Dispositions                                                 --      (7,762,907)
Foreign currency translation adjustment                (346,558)       (175,072)
Reclassification to assets held for sale               (680,425)     (7,680,327)
Reclassification to equity investment                        --     (10,534,915)
                                                   ------------    ------------
Balance at close of year                           $247,246,819    $222,202,821
                                                   ============    ============

                                            Reconciliation of Accumulated Depreciation
                                                           December 31,
                                                           ------------
                                                       2000            2001
                                                   ------------    ------------
Balance at beginning of year                       $ 19,521,518    $ 24,771,906
Depreciation expense                                  5,306,005       5,230,054
Impairment loss                                         (55,425)             --
Dispositions                                                 --      (1,674,173)
Foreign currency translation adjustment                    (192)         (3,208)
Reclassification to asset held for sale                      --        (769,773)
Reclassification to equity investment                        --      (1,314,480)
                                                   ------------    ------------
Balance at close of year                           $ 24,771,906    $ 26,240,326
                                                   ============    ============

                                                         APPENDIX A TO FORM 10-K


                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                                              2001 ANNUAL REPORT

SELECTED FINANCIAL DATA

(In thousands except per share amounts)

                                  1997       1998       1999       2000       2001
                                  ----       ----       ----       ----       ----
OPERATING DATA:

Revenues                        $ 34,247   $ 35,044   $ 39,599   $ 40,633   $ 41,122

Income before extraordinary
   item                           10,659     12,093     14,836     15,377     15,366

Net income                        11,086     13,732     14,836     15,377     15,366

Basic earnings per share
   before extraordinary item         .63        .64        .68        .70        .70

Diluted earnings per share
   before extraordinary items        .63        .63        .67        .69        .68

Basic earnings per share             .66        .72        .68        .70        .70

Diluted earnings per share           .66        .71        .67        .69        .68

Dividends paid                    13,682     14,958     17,715     18,187     18,550

Dividends paid per share             .82        .83        .83        .83        .84

Payments of mortgage
   principal(1)                    3,658      4,159      4,355      4,322      4,642

BALANCE SHEET DATA:

Total consolidated assets        320,485    372,076    381,711    380,209    369,307

Long-term obligations(2)         141,052    142,389    147,715    149,023    131,659

(1)   Represents scheduled mortgage principal amortization paid.
(2) Represents limited recourse mortgage and note payable obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

The following discussion and analysis of financial condition and results of operations of Carey Institutional Properties Incorporated ("CIP(R)") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CIP(R). Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CIP(R) to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CIP(R) that the results or conditions described in such statements or objectives and plans of CIP(R) will be achieved.

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

As a real estate investment trust ("REIT"), CIP(R) is not subject to federal income taxes on amounts distributed to shareholders provided it meets certain conditions including distributing at least 90% of its REIT taxable income to its shareholders. CIP(R)'s primary objectives are to provide rising cash flow and to protect its investors from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt. In addition, CIP(R) has successfully negotiated grants of common stock warrants from selected tenants and expects to realize the benefits of appreciation from those grants. While CIP(R) cannot guarantee that its objectives will be ultimately realized, annual independent valuations of CIP(R)'s assets have reflected significant appreciation in property values.

CIP(R) is advised by Carey Asset Management Corp. All transactions with Carey Asset Management are subject to an Advisory Agreement. CIP(R)'s Advisory Agreement is renewable annually by Independent Directors who are elected by CIP(R)'s shareholders. In connection with each renewal, Carey Asset Management is required to provide the Independent Directors with a comparison of the fee structure with several similar companies. The Advisory Agreement also provides that an independent portfolio valuation be performed annually and Average Invested Assets, the basis for determining asset management and performance fees, is based on the results of this independent valuation.

The boards of directors of CIP(R) and Corporate Property Associates 10 Incorporated ("CPA(R):10") have each unanimously approved a definitive agreement under which CIP(R) would acquire CPA(R):10's business in a stock-for-stock merger. As described in the joint proxy statement dated January 15, 2002, each CPA(R):10 shareholder will either receive 0.8445 of a share of newly-issued CIP(R) common stock for each common share of CPA(R):10 that he or she owns or a promissory note with a face value of $11.23 for each share of CPA(R):10 which would bear interest at an annual rate of 4% and which would be payable on December 31, 2004. For the merger to be completed, an affirmative vote of holders of two-thirds of the shares of common stock issued and outstanding is required and holders of more than 50% of CPA(R):10's stock must elect to receive CIP(R) shares in the merger. If 50% of CPA(R):10 shareholders elect to receive promissory notes, CIP(R) would have an obligation of $42,796,000 and would incur annual interest of $1,712,000 through the maturity date. If a large number of CPA(R):10 shareholders elect to receive promissory notes, CIP(R) may need to borrow funds or otherwise raise funds to redeem the notes. If all CPA(R):10 shareholders elect to receive CIP(R) shares, the newly-issued shares of CIP(R) common stock would represent 22.5% of the CIP(R) common stock after the merger. The exchange value was based on an appraisal of the assets of both companies as of June 30, 2001 and was performed by an independent appraiser at a portfolio level on a "debt in place" method. Each company engaged a separate investment banking firm to provide a fairness opinion.

Management believes that the combined company will create various benefits including, but not limited to, operating efficiencies, increased access to capital in equity and debt markets and greater flexibility to provide additional liquidity to shareholders. A shareholders meeting is scheduled for April 15, 2002. Certain accounting policies are critical to the understanding of CIP(R)'s financial condition and results of operations. Management believes that an understanding of financial condition and results of operations requires an understanding of accounting policies relating to the use of estimates.

The preparation of financial statements requires that Management make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. For instance, CIP(R) must assess its ability to collect rent and other tenant-based receivables and determine an appropriate charge for uncollected amounts. Because CIP(R)'s real estate operations have a limited number of lessees, Management believes that it is necessary to evaluate specific situations rather than solely use statistical methods.

CIP(R) also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents and residual values. In its evaluations, CIP(R) obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Because CIP(R)'s properties are leased to single tenants, CIP(R) is more likely to incur significant writedowns when circumstances affecting a tenant deteriorate because of the possibility that a property will be vacated in its entirety. Therefore, this risk is different than the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset.

CIP(R) recognizes rental income from sales overrides when reported by lessees, that is, after the level of sales requiring a rental payment to CIP(R) is reached.

CIP(R) and affiliated REITs are investors in certain real estate ventures. Certain of the investments are held through incorporated or unincorporated jointly held entities and certain investments are held directly as tenants in common. Substantially all of these investments represent jointly purchased properties which were net leased to a single tenant and were structured to provide diversification and reduce concentration of a risk from a single lessee for CIP(R) and the affiliated REIT. The placement of an investment in a jointly held entity or tenancy in common requires the approval of the Independent Directors. All of the jointly held investments are structured so that CIP(R) and the affiliated REIT contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. The presentation of these jointly held investments and their related results in the accompanying condensed consolidated financial statements is determined based on accounting principles generally accepted in the United States and is based on factors such as controlling interest, significant influence and whether each party has the ability to make independent decisions. All of the jointly held investments are subject to contractual agreements.

Public business enterprises are required to report financial and descriptive information about their reportable operating segments. Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of its portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing CIP(R)'s ability to meet distribution objectives, increase the dividend and increase value by evaluating potential investments in single tenant net lease real estate and by seeking opportunities such as refinancing mortgage debt at lower rates of interest, restructuring leases or paying off lenders at a discount to the face value of the outstanding mortgage balance. As of December 31, 2000 and 2001, CIP(R) owned real estate in the United States and Europe (in the United Kingdom and France).

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net income for the year ended December 31, 2001 decreased $11,000 as compared with the year ended December 31, 2000. Excluding the effects of gains and noncash charges for impairment losses, income would have increased $993,000. The increase in income was primarily due to increases in lease revenues (rental income and interest income from direct financing leases) and income from equity investments and a decrease in interest expense. These increases were partially offset by an increase in property expense and a decrease in interest income.

Lease revenues increased by $646,000 to $40,587,000 as a result of scheduled rent increases, generally based on increases in the Consumer Price Index ("CPI"), on several leases including leases with Electronic Data Systems Corporation and Plexus Corp. in 2000 and Q Clubs, Inc. and Garden Ridge Corporation in 2001. Lease revenues in 2001 also benefited from the completion in April 2001 of a build-to-suit property leased to UTI Holdings, Inc. and a full year of rent from a property acquired in March 2000 leased to ISA International plc. As a result of the rent increases, the new lease with ISA International and the completion of the UTI build-to-suit, annual rents increased $1,107,000. Construction of the Holiday Inn Toulouse, France property was completed in February 2002 and will increase annual lease revenues approximately $603,000. More than 30 leases have rent increases scheduled in 2002 and 2003. The majority of these rent increases are based on formulas indexed to increases in the Consumer Price Index ("CPI"). The CPI has increased moderately over the past several years and as a result, rent increases on leases which have CPI-based increases will be modest.

As a result of the sale of a portfolio of six Wal-Mart Stores, Inc. properties in September 2001, annual lease revenues will decrease by $1,039,000 (based on rents received in 2000 including percentage of sales rents of $280,000). A mortgage extension agreement on the Wal-Mart property loan required monthly payments of $65,000 and separate annual payments representing 100% of percentage of sales rents received, resulting in no cash flow (lease revenues less mortgage debt service) from the Wal-Mart properties.

CIP(R)'s lease with Waban, Inc. for a BJ's Warehouse retail property expired in January 2002 and the property is currently being marketed for sale. Waban's has remained in the property on a month-to-month basis and is expected to vacate during the third quarter of 2002. Annual cash flow from the Waban property is $505,000.

The initial terms of CIP(R)'s leases with GATX Logistics, Inc. and Hobby-Lobby Stores, Inc. expire in December 2002. The GATX lease, which provides annual rents of $933,000, will not be renewed and CIP(R) is actively remarketing the property. The Hobby-Lobby lease, which is currently guaranteed by Safeway Stores, Inc., provides annual rent of $142,000 and CIP(R) has entered into discussions regarding a renewal of the lease.

The initial term of CIP(R)'s lease with Lucent Technologies, Inc. which was scheduled to expire on March 31, 2002 has been extended for three years, and annual rents will increase from $1,853,000 to $2,053,000. As a result of the liquidation of Bolder Technologies, Inc. in bankruptcy and the related termination of the Bolder lease, annual lease revenues will decrease by $561,000. CIP(R) is actively remarketing the former Bolder property in Golden, Colorado.

Income from equity investments increased by $468,000 to $5,412,000. This increase was due, in part, to the reclassification of the Del Monte Corporation properties to an equity investment in October 2001. In connection with refinancing the mortgage loan on the Del Monte properties, the Del Monte properties were contributed to a jointly held affiliate from a tenancy in common. As a result of the change in the form of ownership and to joint control with an affiliate, accounting for the Del Monte properties changed to the equity method from recording assets, liabilities, revenues and expenses on a proportionate basis. The change in presentation, effective as of October 2001, had no effect on net income.

Income from equity investments also increased as a result of an increase in earnings for CIP(R)'s 23.7% ownership interest in Marcourt Investments, Inc., a real estate investment trust which net leases 13 Courtyard by Marriott hotels to Marriott International, Inc. The increase in Marcourt's net income was primarily due to an increase in percentage rent from the Marriott hotels and a reduction in interest expense due to amortizing mortgage debt. The lease with Marriott includes a provision for additional rents based on a percentage of sales, including room revenues, in excess of a specified amount at the hotel properties. Since the inception of the lease in 1992, the percentage of sales rents have increased each year. CIP(R) received a distribution in 2001 of $326,000 from Marcourt as its share of percentage of sales rents. Due to current economic conditions, there is no assurance that such rents will continue to increase. Income from equity investments also benefited from a rent increase in April 2001 on the lease with The Upper Deck Company in which CIP(R) owns a 50% interest, with the remaining 50% owned by an affiliate.

Interest expense decreased $774,000 to $13,810,000 as a result of the amortization of mortgage debt, lower interest rates on several variable rate loans, the payoff of mortgage loans on the Wal-Mart properties and the property leased to Superior Telecommunications, Inc. and, to a lesser extent, the capitalization of interest charges on build-to-suit properties under construction prior to being placed in service. While the effect of interest from the Del Monte loan subsequent to its reclassification as an equity investment is included in equity income rather than interest expense, the reclassification had a minimal effect on the decrease in interest expense for the comparable years.

The increase in property expense of $677,000 to $7,157,000 was primarily due to an increase in CIP(R)'s provision for uncollected rents which strengthened the reserve for rent arrearages and, to a lesser extent, the carrying costs on the Bolder property. The increase in the rent provision was primarily due to deterioration in the financial condition of Nicholson Warehouse, L.P. CIP(R) also recorded an impairment loss of $2,000,000 on the Nicholson property. Property expenses are expected to increase if the Waban and Bolder properties are not successfully remarketed and CIP(R) has to absorb carrying costs for any extended period. Carrying costs include real estate taxes, insurance and maintenance. Annual carrying costs for the two properties are estimated to be $410,000.

The decrease in interest income is a result of a decrease in average cash balances since December 1999 as cash was used to fund the completion of build-to-suit projects and purchase properties in 2000 to further diversify CIP(R)'s portfolio.

CIP(R)'s results for 2001 included net gains of $3,176,000 including a realized gain of $1,081,000 from the sale of the Wal-Mart properties and an unrealized gain of $2,128,000 from holding warrants for common stock of certain lessees. Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was effective in 2001. Under SFAS No. 133, warrants for common stock that provide for net settlement (i.e., as a cashless exercise) or are readily convertible to cash are defined as a derivative instrument and changes in the value of warrants for common stock which meet the SFAS No. 133 definition of a derivative instrument are recognized in earnings. The unrealized gain in 2001 represents the value attributed to 194,326 warrants for common stock of Merit Medical Systems, Inc. that were granted to CIP(R) in connection with structuring the lease transaction with Merit Medical in 1993 and meet the criteria for treatment as a derivative instrument. The value of the Merit Medical warrants was determined using Black-Scholes and Binomial Tree option pricing methods. Changes in the quoted price of Merit Medical common stock may fluctuate and cause fluctuation in CIP(R)'s earnings.

Because of the long-term nature of CIP(R)'s net leases, inflation and changing prices have not unfavorably affected CIP(R)'s revenues and net income. CIP(R)'s net leases have rent increases based on formulas indexed to increases in the CPI, sales overrides, or other periodic increases that are designed to increase lease revenues in the future. During 2001, Affiliated Foods, Inc. exercised its option to extend its leases through 2007 which were scheduled to expire in 2003. There are no lease expirations in 2003.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net income for the year ended December 31, 2000 increased by $541,000 as compared with the year ended December 31, 1999. Excluding the effects of gains and losses, noncash charges for writedowns of properties to fair value and nonrecurring other income in 1999 relating to a lease termination payment from CalComp Technology, Inc., the increase in income would have been $1,869,000. The increase in income, as adjusted, was due to increases in lease revenues and income from equity investments and a decrease in property expenses, and was partially offset by an increase in depreciation and interest expense and a decrease in other interest income.

Lease revenues increased as the result of leases on newly-purchased properties in 2000 and 1999 including properties leased to PSC Scanning, Inc., Bolder, Gloystarne & Co. and ISA International, increased rent in connection with funding an expansion of a supermarket in Warwick, New York leased to Big V Holding Corp. as well as rent increases at various properties in 2000 and 1999 which have resulted in increases in rent of $2,689,000 on an annualized basis. The increase in income from equity investments was due to an increased share of earnings from four equity investments primarily as a result of rent increases or lower mortgage interest expenses. The decrease in property expenses was due to a lower provision for uncollected rents, and, to a lesser extent, lower carrying costs on a vacant property in Austin, Texas. In addition, CIP(R) sold a property in Jonesboro, Arkansas in

1999 on which annual ground rent expense of $60,000 had been paid. The increase in depreciation and interest expense was due to the properties purchased in 1999 and 2000 and from placing mortgage debt on three of the newly-purchased properties, respectively. The decrease in other interest income was due to lower cash balances as cash was used to purchase properties and further diversify CIP(R)'s portfolio.

Financial Condition

One of CIP(R)'s objectives is to use the cash flow from net leases to meet operating expenses, service its debt and fund an increasing rate of dividends to shareholders. A significant portion of the cash provided from operations is distributed to the shareholders in keeping with this objective. Cash provided from operations of $23,916,000 and equity investments of $426,000 was sufficient to fund dividend payments of $18,550,000, scheduled mortgage principal payments of $4,642,000 and distributions of $488,000 to an affiliate which owns the minority interest in the Best Buy Co, Inc. properties and is entitled to its pro rata share of cash flow from the Best Buy investment.

CIP(R)'s investing activities included $7,838,000 used to fund construction at the Holiday Inn property in Toulouse, France and the UTI Holdings build-to-suit. CIP(R) received $8,055,000 of sale proceeds from the sale for the six retail stores leased to Wal-Mart and a vacant property in Texarkana, Arkansas. CIP(R) received $5,839,000 from its share of mortgage proceeds from the Del Monte property equity investment in October 2001.

In addition to paying dividends to shareholders, distributions to its minority interest partners, and scheduled mortgage debt service, CIP(R)'s financing activities included obtaining $6,263,000 of mortgage proceeds provided by the construction loan on the Holiday Inn, Toulouse, France property and using $13,788,0000 to pay off loans on properties leased to Superior Telecommunications, Inc., Del Monte and Wal-Mart. As a result of paying off the Superior Telecom loan and refinancing the Del Monte loan, annual cash flow will increase $327,000. CIP(R)'s issuance of shares through its dividend reinvestment program and shares issued to its Advisor in lieu of cash payments for incentive fees provided $2,391,000 of shareholders' equity. Since December 31, 2001, CIP(R) has also refinanced a mortgage on the Plexus Corp. property which had matured in August 2001 and had been extended by the lender in order to facilitate a refinancing.

CIP(R)'s financing strategy has been to purchase substantially all of its properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of CIP(R)'s other assets. This strategy has allowed CIP(R) to diversify its portfolio of properties and, thereby, limit its risk. In the event that a balloon payment comes due, CIP(R) may seek to refinance the loan, restructure the debt with existing lenders, evaluate its ability to pay the balloon payment from its cash reserves or sell the property and use the proceeds to satisfy the mortgage debt. CIP(R) may seek to finance its unencumbered properties and use the proceeds to make additional investments in real estate. To the extent that CIP(R) obtains such financing, it may increase CIP(R)'s overall leverage. In 2002, three limited recourse loan balloon payments are scheduled on properties leased to Bell Sports, Inc., Lucent and Petsmart, Inc. for approximately $12,688,000. The Lucent lease has been extended and CIP(R) has negotiated a short-term extension of the loan maturity which should provide additional time to restructure an extension or refinancing of the $7,100,000 loan. The remaining lease terms on the Bell Sports and Petsmart leases are in excess of ten years, and CIP(R) believes that the prospects for refinancing the loans are good. Balloon payments of approximately $7,000,000 are scheduled in 2003. CIP(R)'s equity investees use the same financing strategy and have purchased their properties with a combination of equity and limited recourse mortgage debt.

CIP(R) expects to meet its capital requirements to fund future property acquisitions, construction costs on build-to-suit transactions, capital expenditures on existing properties and scheduled debt maturities through long-term limited recourse mortgages and possibly unsecured indebtedness. CIP(R) is not currently seeking additional sources of refinancing such as an unsecured line of credit; however, its financing strategies could change in the future. Unsecured financing, if obtained, would require CIP(R) to meet financial covenants such as maintaining specific operating ratios and leverage ratios. CIP(R)'s remaining commitment to retrofit a vacant property in Austin, Texas and fund an expansion at the Holiday Inn Toulouse, France property is $2,444,000.

CIP(R) is also a participant in a cost-sharing agreement with its affiliates for its office space. The remaining minimum rents under the office lease are $6,100,000 through September 2006 and CIP(R)'s current participation commitment is to pay 14% of such costs. The participation commitment is adjusted quarterly based on a formula and is not expected to fluctuate significantly.

A summary of CIP(R)'s obligations under contractual arrangements is as follows:

(in thousands)                      Total          2002         2003         2004         2005         2006     Thereafter
                                    -----          ----         ----         ----         ----         ----     ----------
Limited recourse mortgage
   notes payable                   $152,532      $20,873      $11,441      $15,217      $13,825      $11,457      $79,719
Subordinated disposition fees           768                                                                           768
Ground lease obligations                377           80           80           63           50           50           54
Share of minimum rents
   payable under office
   cost-sharing agreement               849          163          183          183          183          137           --
                                   --------      -------      -------      -------      -------      -------      -------
                                   $154,526      $21,116      $11,704      $15,463      $14,058      $11,644      $80,541
                                   ========      =======      =======      =======      =======      =======      =======

Due to its rapidly amortizing debt, Marcourt's taxable income exceeds its distributable cash flow and such excess is projected to increase in the coming years. The projected inability to distribute 90% of its taxable income may impair Marcourt's ability to retain its REIT status in future years and result in the payment of federal income taxes by Marcourt. Management and the other Marcourt shareholders are evaluating the situation for potential resolutions including, but not limited to, a potential sale, refinancing or restructuring in order to enable Marcourt to retain its REIT status. The shareholder agreement of Marcourt provides for declaration of consent dividends which would allow Marcourt to meet its dividend requirements but would require shareholders to recognize dividend income even though Marcourt was not distributing such amounts currently. Consent dividends will allow Marcourt to retain REIT status; however, it would affect the amount of taxable income that CIP(R) reports to its shareholders.

The boards of directors of CPA(R):10 and CIP(R) have each unanimously approved a definitive agreement under which CIP(R) would acquire CPA(R):10's business in a stock-for-stock merger, as described above.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS 141 did not have a material effect on CIP(R)'s financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized but will be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations will only be amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS 142 is not expected to have a material effect on CIP(R)'s financial statements.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS 144 is not expected to have a material effect on CIP(R)'s financial statements; however, the revenues and expenses relating to an asset held for sale or sold must be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.

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

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of CAREY INSTITUTIONAL PROPERTIES INCORPORATED:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of CAREY INSTITUTIONAL PROPERTIES INCORPORATED and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Carey Asset Management Corp. (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 15, 2002

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
                                                                               ------------
                                                                          2000               2001
                                                                          ----               ----
         ASSETS:

Real estate leased to others:
   Accounted for under the operating method:
      Land                                                            $ 59,822,801       $ 52,993,337
      Buildings                                                        187,424,018        169,209,484
                                                                      ------------       ------------
                                                                       247,246,819        222,202,821
      Less, accumulated depreciation                                    24,771,906         26,240,326
                                                                      ------------       ------------
                                                                       222,474,913        195,962,495
   Net investment in direct financing leases                           103,370,717        101,498,035
Real estate under construction                                           4,070,826          7,969,435
                                                                      ------------       ------------
      Real estate leased to others                                     329,916,456        305,429,965
Assets held for sale                                                       625,000          6,910,554
Equity investments                                                      39,379,271         43,776,928
Cash and cash equivalents                                                7,181,199          7,388,480
Other assets, net of accumulated amortization of $988,989
   and $1,101,382 in 2000 and 2001, and net of allowance for
   uncollected rents of $1,506,385 and $2,100,000 in 2000
   and 2001                                                              3,106,695          5,800,715
                                                                      ------------       ------------
         Total assets                                                 $380,208,621       $369,306,642
                                                                      ============       ============

         LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                               $165,291,047       $152,532,007
Accrued interest                                                         1,146,571            874,728
Accounts payable and accrued expenses                                      963,341          1,454,040
Accounts payable to affiliates                                           1,624,123          1,898,009
Dividends payable                                                        4,578,755          4,714,132
Prepaid rental income and security deposits                              1,792,766          2,349,622
                                                                      ------------       ------------
         Total liabilities                                             175,396,603        163,822,538
                                                                      ------------       ------------

Minority interest                                                        5,790,782          7,031,014
                                                                      ------------       ------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares;
   22,596,949 and 22,994,375 shares issued and outstanding at
   December 31, 2000 and 2001                                               22,597             22,994
Additional paid-in capital                                             225,722,640        230,880,420
Dividends in excess of accumulated earnings                            (19,577,430)       (22,897,031)
Accumulated other comprehensive income                                    (230,841)          (411,420)
                                                                      ------------       ------------
                                                                       205,936,966        207,594,963
Less, common stock in treasury at cost, 635,294 and 810,237
   shares at December 31, 2000 and 2001                                 (6,915,730)        (9,141,873)
                                                                      ------------       ------------
         Total shareholders' equity                                    199,021,236        198,453,090
                                                                      ------------       ------------
         Total liabilities and shareholders' equity                   $380,208,621       $369,306,642
                                                                      ============       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                        CONSOLIDATED STATEMENTS of INCOME

                                                                          For the years ended December 31,
                                                                          --------------------------------
                                                                      1999              2000              2001
                                                                      ----              ----              ----
Revenues:
   Rental income                                                  $26,038,006       $27,633,916       $28,214,756
   Interest income from direct financing leases                    11,302,619        12,306,721        12,372,019
   Other interest income                                              959,958           498,177           226,126
   Other income                                                     1,298,000           193,771           309,324
                                                                  -----------       -----------       -----------
                                                                   39,598,583        40,632,585        41,122,225
                                                                  -----------       -----------       -----------

Expenses:
   Interest                                                        14,007,042        14,584,287        13,809,810
   Depreciation                                                     4,657,284         5,306,005         5,230,054
   Property expenses                                                6,946,659         6,479,488         7,156,734
   General and administrative                                       2,779,252         2,877,278         2,971,795
   Impairment loss on real estate                                     402,753           143,919         4,300,000
                                                                  -----------       -----------       -----------
                                                                   28,792,990        29,390,977        33,468,393
                                                                  -----------       -----------       -----------

      Income before minority interest, income from equity
         investments and gains (losses)                            10,805,593        11,241,608         7,653,832

Minority interest in income                                          (842,152)         (833,012)         (875,599)
                                                                  -----------       -----------       -----------

      Income before income from equity investments and gains
         (losses)                                                   9,963,441        10,408,596         6,778,233

Income from equity investments                                      4,510,943         4,943,863         5,411,560
                                                                  -----------       -----------       -----------

      Income before gains (losses)                                 14,474,384        15,352,459        12,189,793

Unrealized gain on warrants                                                --                --         2,128,000
Gain on sale of securities                                          1,224,297                --                --
(Loss) gain on sale of real estate, net                              (862,593)           24,269         1,048,335
                                                                  -----------       -----------       -----------

      Net income                                                  $14,836,088       $15,376,728       $15,366,128
                                                                  ===========       ===========       ===========

Basic earnings per common share:                                         $.68              $.70              $.70
                                                                         ====              ====              ====

Diluted earnings per common share:                                       $.67              $.69              $.68
                                                                         ====              ====              ====

Weighted average shares outstanding-basic                          21,674,189        21,916,934        22,105,243
                                                                  ===========       ===========       ===========

Weighted average shares outstanding-diluted                        22,010,100        22,271,829        22,460,138
                                                                  ===========       ===========       ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                 CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY

              For the years ended December 31, 1999, 2000 and 2001

                                                                        Dividends in   Accumulated
                                                                         Excess of        Other
                         Common        Additional     Comprehensive     Accumulated     Comprehen-     Treasury
                          Stock      Paid-in Capital      Income          Earnings     sive Income       Stock            Total
Balance at
   December 31, 1998     $21,046      $205,320,138                      $(13,718,867)    $121,335     $(2,852,225)     $188,891,427

1,169,251 shares
  issued, $.001 par,
  net of costs             1,170        15,427,742                                                                       15,428,912
Dividends declared                                                       (17,845,403)                                   (17,845,403)

Repurchase of 64,003
  shares                                                                                                 (647,789)         (647,789)
Comprehensive income:
Net income                                             $14,836,088        14,836,088                                     14,836,088
Other comprehensive
  income:
Foreign currency
  translation
  adjustment                                                23,757
Change in unrealized
  appreciation
  resulting from sale
  of securities                                           (121,335)
                                                       -----------
                                                           (97,578)                       (97,578)                          (97,578)
                                                       $14,738,510
                                                       ===========
                         -------      ------------                      ------------    ---------     -----------      ------------
Balance at
   December 31, 1999      22,216       220,747,880                       (16,728,182)      23,757      (3,500,014)      200,565,657

381,275 shares
  issued, $.001 par,
  net of costs               381         4,974,760                                                                        4,975,141
Dividends declared                                                       (18,225,976)                                   (18,225,976)
Repurchase of 283,986
  shares                                                                                               (3,415,716)       (3,415,716)

Comprehensive income:
Net income                                             $15,376,728        15,376,728                                     15,376,728
Other comprehensive
  income:
Foreign currency
  translation
  adjustment                                              (254,598)                      (254,598)                         (254,598)
                                                       -----------
                                                       $15,122,130
                                                       ===========
                         -------      ------------                      ------------    ---------     -----------      ------------
Balance at
   December 31, 2000      22,597       225,722,640                       (19,577,430)    (230,841)     (6,915,730)      199,021,236
                                      ------------                      ------------    ---------     -----------      ------------

396,245 shares
  issued, $.001 par,
  net of costs               397         5,157,780                                                                        5,158,177
Dividends declared                                                       (18,685,729)                                   (18,685,729)
Repurchase of 174,943
  shares                                                                                               (2,226,143)       (2,226,143)

Comprehensive income:
Net income                                             $15,366,128        15,366,128                                     15,366,128
Other comprehensive
  income:
Foreign currency
  translation
  adjustment                                              (180,579)                      (180,579)                         (180,579)
                                                       -----------
                                                       $15,185,549
                                                       ===========
                         -------      ------------                      ------------    ---------     -----------      ------------
Balance at
   December 31, 2001     $22,994      $230,880,420                      $(22,897,031)   $(411,420)    $(9,141,873)     $198,453,090
                         =======      ============                      ============    =========     ===========      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                      CONSOLIDATED STATEMENTS of CASH FLOWS

                                                                            For the years ended December 31,
                                                                            --------------------------------
                                                                       1999               2000               2001
                                                                       ----               ----               ----
Cash flows from operating activities:
    Net income                                                     $ 14,836,088       $ 15,376,728       $ 15,366,128
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization of
         financing costs                                              4,845,863          5,510,213          5,436,395
      Straight-line adjustments                                        (118,349)          (170,609)          (207,229)
      Minority interest in income                                       842,152            833,012            875,599
      Income from equity investments in excess of
         distributions received                                      (1,260,670)          (962,968)        (1,430,181)
      Gain on sale of real estate and securities, net                  (361,704)           (24,269)        (1,048,335)
      Impairment loss on real estate                                    402,753            143,919          4,300,000
      Issuance of stock in satisfaction of current year
         performance fee                                              1,950,817          2,716,377          2,767,451
      Provision for uncollected rents                                   819,882             99,852            593,615
      Unrealized gain on warrants                                            --                 --         (2,128,000)
      Net change in operating assets and liabilities                    629,380          1,208,330           (609,355)
                                                                   ------------       ------------       ------------
         Net cash provided by operating activities                   22,586,212         24,730,585         23,916,088
                                                                   ------------       ------------       ------------

Cash flows from investing activities:
   Purchases of real estate and equity investments and
      costs capitalized subsequent to acquisition                   (39,839,329)       (11,383,189)        (7,838,388)
   Proceeds from sales of real estate and securities                  3,166,039             24,269          8,055,093
   Distributions received from equity investments in
      excess of equity income                                           748,381            479,359            426,120
   Capital distributions from equity investments                             --                 --          5,839,315
                                                                   ------------       ------------       ------------
         Net cash (used in) provided by investing activities        (35,924,909)       (10,879,561)         6,482,140
                                                                   ------------       ------------       ------------

Cash flows from financing activities:
   Proceeds from mortgages                                           17,402,900          4,100,720          6,262,563
   Purchase of treasury stock                                          (647,789)        (3,415,716)        (2,226,143)
   Prepayments of mortgages                                          (6,663,727)          (590,301)       (13,788,316)
   Proceeds from issuance of shares, net of costs                     3,644,967          2,258,764          2,390,726
   Payments of mortgage principal                                    (4,354,912)        (4,322,311)        (4,641,965)
   Dividends paid                                                   (17,714,500)       (18,187,256)       (18,550,352)
   Capital contributions from minority partners                              --                 --            902,220
   Distributions paid to minority partners                             (575,139)          (543,169)          (488,294)
   Deferred financing costs                                            (440,300)           (64,290)           (50,000)
                                                                   ------------       ------------       ------------
         Net cash used in financing activities                       (9,348,500)       (20,763,559)       (30,189,561)
                                                                   ------------       ------------       ------------

Effect of exchange rate changes on cash                                      --             (6,846)            (1,386)
                                                                   ------------       ------------       ------------

         Net (decrease) increase in cash and cash equivalents       (22,687,197)        (6,919,381)           207,281

Cash and cash equivalents, beginning of year                         36,787,777         14,100,580          7,181,199
                                                                   ------------       ------------       ------------

         Cash and cash equivalents, end of year                    $ 14,100,580       $  7,181,199       $  7,388,480
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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

      Basis of Consolidation:

            The consolidated financial statements include the accounts of Carey Institutional Properties Incorporated, its wholly-owned subsidiaries and controlling majority-owned general partnership interests (collectively, the "Company"). All material inter-entity transactions are eliminated.

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

            The Company is committed under long-term ground leases for certain properties through 2008. Future ground lease rental commitments aggregate $377,000.

            For properties under construction, operating expenses including interest charges are capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs.

            Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or sales overrides. Rents from sales overrides (percentage of sales rent) are recognized as reported by lessees, that is, after the level of sales requiring a rental payment to the Company is reached.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

      Assets Held for Sale:

            Assets held for sale are accounted for at the lower of carrying value or fair value, less costs to dispose. Assets are classified as held for sale when the Company has committed to a plan to actively market a property for sale and expects that a sale will be completed within one year.

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

      Equity Investments:

            The Company's ownership interests in entities in which it owns 50% or less and has the ability to exercise significant influence, and jointly controlled tenancies-in-common are accounted for under the equity method; i.e., at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

      Foreign Currency Translation:

            The Company consolidates its real estate investments in France and the United Kingdom. The functional currency for these investments is the French franc and the British pound. The translation from the French franc and British pound to U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders' equity. Effective January 1, 2002, real estate investments in France will be translated using the Euro as its functional currency.

      Cash Equivalents:

            The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 2000 and 2001 were held in the custody of two financial institutions, and which balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

      Other Assets:

            Included in other assets are deferred charges, deferred rental income, marketable equity securities and other investments. Deferred charges are costs incurred in connection with mortgage note financing and refinancing and are deferred and amortized over the terms of the mortgages and included in interest expense in the accompanying consolidated financial statements. Deferred rental income is the aggregate difference between scheduled rents that vary during the lease term and income recognized on a straight-line basis.

      Derivative Instruments:

            Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities" became effective in 2001 and established accounting and reporting standards for derivative instruments. Certain stock warrants which were granted to the Company by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because such stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

            SFAS No. 133, changes in the fair value of such derivative instruments as determined using an option pricing model are recognized currently in earnings as gains or losses. For the year ended December 31, 2001, the Company recognized an unrealized gain on warrants of $2,128,000. The Company also holds certain stock warrants which are not defined as derivative instruments and have been recorded at nominal values. The Company has only recognized unrealized gains or losses on stock warrants that are derivative instruments.

      Treasury Stock:

            Treasury stock is recorded at cost.

      Offering Costs:

            Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholders' equity upon the issuance of shares.

      Federal Income Taxes:

            The Company is qualified as a real estate investment trust ("REIT") as of December 31, 2001 as defined under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 90% of its REIT taxable income to its shareholders and meets certain other conditions.

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

            Basic and diluted earnings per share were calculated as follows:

                                                                                     Weighted Average      Per-Share
                                                                 Net Income         Shares Outstanding       Amount
                                                                 ----------         ------------------       ------
           1999

           Basic earnings                                        $14,836,088            21,674,189           $ .68
                                                                 ===========                                 =====

           Effect of dilutive securities-stock warrants                                    335,911
                                                                                        ----------

           Diluted earnings                                      $14,836,088            22,010,100           $ .67
                                                                 ===========                                 =====

           2000

           Basic earnings                                        $15,376,728            21,916,934           $ .70
                                                                 ===========                                 =====

           Effect of dilutive securities-stock warrants                                    354,895
                                                                                        ----------

           Diluted earnings                                      $15,376,728            22,271,829           $ .69
                                                                 ===========                                 =====

           2001

           Basic earnings                                        $15,366,128            22,105,243           $ .70
                                                                 ===========                                 =====

           Effect of dilutive securities-stock warrants                                    354,895
                                                                                        ----------

           Diluted earnings                                      $15,366,128            22,460,138           $ .68
                                                                 ===========            ----------           =====

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

      Operating Segments:

            Accounting standards have been established for the way public business enterprises report selected information about operating segments and guidelines for defining the operating segment of an enterprise. Based on the standards' definition, the Company has reported its real estate operations both domestically and internationally (see Note 13).

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

3. Transactions with Related Parties:

      The Company's asset management and performance fees are each 1/2 of 1% per annum of Average Invested Assets, as defined in the Advisory Agreement between the Company and the Advisor. Asset management fees were $2,621,388, $2,761,896 and $2,753,759 in 1999, 2000 and 2001,
      respectively, with performance fees for such periods in like amount. Payment of the performance fee is subordinated to achievement of a cumulative dividend return of 8% (based on an initial issuance of Company stock at $10 per share in accordance with the Advisory Agreement). The shares issued to pay the performance fee were priced based on the most recent independent valuation of the Company's portfolio at the date of issuance of such shares.

      General and administrative expense reimbursement consists primarily of the actual cost of personnel needed in providing administrative services necessary to the operations of the Company. Reimbursements incurred were $825,054, $1,107,736 and $1,161,996 in 1999, 2000 and 2001, respectively.

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

      The Advisor will be entitled to receive subordinated disposition fees, based upon the cumulative proceeds arising from the sale of the Company's assets since the inception of the Company. Pursuant to the subordination provisions of the Advisory Agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% since the inception of the Company. The Advisor's interest in such disposition fees amounts to $768,219 through December 31, 2001. Payment of such amount, however, cannot be made until the subordination provisions are met. Management has concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in accounts payable to affiliates in the accompanying financial statements.

      In connection with performing services relating to the Company's real estate purchases, affiliates of the Company were paid fees of $343,146 and $138,993 in 1999 and 2000, respectively. No such fees were paid in 2001.

      In 1995, the Company's Board of Directors authorized the offering of 10,000,000 Shares in a private placement to a limited number of institutional investors. Through December 31, 2001 the Company has raised $74,440,000 from institutional investors, issuing 6,250,262 shares. No shares were issued in 2001 through private placement. The offering was conducted by W.P. Carey & Co., Inc. ("W.P. Carey"), an affiliate of the Advisor, through June 2000, at which time the Advisor assumed responsibility for raising capital. In 1997, the Company's shareholders

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED approved a proposal to grant warrants for the Company's common stock in lieu of cash compensation in consideration for raising capital. Under the plan, W. P. Carey was granted, subject to the approval of the Company's Board of Directors, 3,956,447 warrants at exercise prices ranging from $10 to $12.80 per share. The warrants are exercisable over a ten-year period. The exercise prices are based on the share price at the time the shares were issued to the institutional investors. The granting of the warrants was intended to compensate W. P. Carey in an amount equivalent to a fee of 3% of the capital raised. The number of warrants issued in consideration of the fee have been determined pursuant to a valuation by an independent consultant.

      In connection with services performed relating to the identification, evaluation, structuring and development of the Company's investments in real estate, affiliates of the Company received structuring and development fees of $857,865 and $347,482 in 1999 and 2000, respectively. In 2001, no such fees were paid.

      The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred in 1999, 2000 and 2001 were $225,321, $167,458 and $205,366, respectively.
      The Company's share of future minimum lease payments is $377,000 through 2006.

      The Company and its affiliates are investors in certain real estate ventures in which the ownership of real property is held directly by each investor and not through incorporated or unincorporated jointly held affiliates. Title to these properties is held by each investor as tenants in common. These ownership interests satisfy the criteria for accounting for undivided interests in real property including: Investors in the venture hold an undivided interest in each asset, investors are severally liable for any liability, there is no joint control, investors are only entitled to their share of income and are liable for their proportionate share of income and are liable for their share of expenses and each investor may sell its interest without the consent of the other investors. For these investments, the Company reports its proportionate share of the assets, liabilities, revenues and expenses in its financial statements. The Company's interest in these properties range from 50% to 80%. These joint ventures are not subject to joint control.

4. Real Estate Leased to Others Accounted for Under the Operating Method:

      Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases amount to approximately $22,668,000 in 2002; $21,201,000 in 2003; $21,224,000 in 2004; $21,210,000 in 2005;
      $21,149,000 in 2006 and aggregate approximately $293,625,000 through 2020.

      Contingent rents (including percentage rents and CPI-based increases) were approximately $870,486, $1,134,103 and $1,731,000 in 1999, 2000 and 2001,
      respectively.

5. Net Investment in Direct Financing Leases:

      Net investment in direct financing leases is summarized as follows:

                                                         December 31,
                                                         ------------
                                                    2000              2001
                                                    ----              ----
            Minimum lease payments receivable   $191,499,834      $180,076,202
            Unguaranteed residual value          101,499,550        99,322,325
                                                ------------      ------------
                                                 292,999,384       279,398,527
            Less: unearned income                189,628,667       177,900,492
                                                ------------      ------------
                                                $103,370,717      $101,498,035
                                                ============      ============

      Scheduled future minimum rents, exclusive of renewals, under non-cancelable direct financing leases amount to approximately $11,422,000 in 2002; $11,673,000 in 2003; $11,841,000 in 2004; $11,926,000 in 2005;
      $11,915,000 in 2006 and aggregate approximately $180,076,000 through 2024.

      Contingent rents (including CPI-based increases) were approximately $456,000, $425,000 and $473,000 in 1999, 2000 and 2001, respectively.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

6. Mortgage Notes Payable:

      Mortgage notes payable, all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of approximately $249,074,000. As of December 31, 2001, mortgage notes payable had fixed interest rates ranging from 7.09% to 10% per annum and variable interest rates ranging from 4.26% to 9.63%.

      Scheduled principal payments during each of the five years following December 31, 2001 and thereafter are as follows:

            Year Ending December 31,                    Total Debt        Fixed Rate Debt       Variable Rate Debt
            ------------------------                    ----------        ---------------       ------------------
                 2002                                  $ 20,872,865         $  3,617,399           $17,255,466
                 2003                                    11,441,441           11,169,563               271,878
                 2004                                    15,217,256           12,190,191             3,027,065
                 2005                                    13,824,292           13,672,540               151,752
                 2006                                    11,457,354           11,283,923               173,431
                 Thereafter                              79,718,799           74,479,521             5,239,278
                                                       ------------         ------------           -----------
                    Total                              $152,532,007         $126,413,137           $26,118,870
                                                       ============         ============           ===========

      Interest paid, excluding capitalized interest, was $14,264,348, $13,876,301 and $13,875,312 in 1999, 2000 and 2001, respectively.

      In connection with the placement of mortgages, fees of $343,146, $138,993 and $60,625 were paid to an affiliate of the Company in 1999, 2000 and 2001, respectively.

7. Dividends:

      Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the years ended December 31, 1999, 2000 and 2001, dividends paid per share were reported as follows for tax purposes:

                                        1999          2000         2001
                                        ----          ----         ----
            Ordinary income             $.70          $.61          .59
            Capital gains                .06            --          .05
            Return of capital            .07           .22          .20
                                        ----          ----         ----
                                        $.83          $.83         $.84
                                        ====          ====         ====

      A dividend of $.2125 per share for the quarter ended December 31, 2001 ($4,714,132) was declared in December 2001 and paid in January 2002.

8. Lease Revenues:

      The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues are as follows:

                                                                     1999              2000              2001
                                                                     ----              ----              ----
            Per Statements of Income:
                Rental income from operating leases               $26,038,006       $27,633,916       $28,214,756
                Interest income from direct financing leases       11,302,619        12,306,721        12,372,019
            Adjustments:
                Share of leasing revenues applicable to
                  minority interest                                (1,779,485)       (1,770,596)       (1,760,787)
                Share of leasing revenues from equity
                  investments                                      11,189,703        11,611,950        12,076,852
                                                                  -----------       -----------       -----------
                                                                  $46,750,843       $49,781,991       $50,902,840
                                                                  ===========       ===========       ===========

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

The Company earned its share of net leasing revenues in 1999, 2000 and 2001 from its direct and indirect ownership of real estate from the following lease obligors:

                                                    1999           %            2000          %          2001           %
                                                    ----           -            ----          -          ----           -
Marriott International, Inc.(1)                  $ 4,461,891      10%        $ 4,466,178      9%      $ 4,510,253       9%
Omnicom Group, Inc.                                4,265,066       9           4,265,378      9         4,265,378       8
Advanced Micro Devices, Inc.(1)                    3,048,500       7           3,048,500      6         3,048,500       6
Best Buy Co., Inc.(2)                              3,029,933       6           3,014,798      6         2,998,098       6
Electronic Data Systems Corporation                2,358,928       5           2,358,928      5         2,466,762       5
Big V Holding Corp.                                1,831,101       4           2,052,967      4         2,068,860       4
Lucent Technologies, Inc.                          1,852,829       4           1,852,829      4         1,852,829       3
UTI Holdings, Inc.                                 1,206,952       3           1,252,252      2         1,615,056       3
Garden Ridge Corporation                           1,467,013       3           1,496,217      3         1,546,281       3
Sicor, Inc.(1)                                     1,377,224       3           1,472,736      3         1,472,736       3
Merit Medical Systems, Inc.                        1,303,292       3           1,451,894      3         1,465,404       3
Barnes & Noble, Inc.                               1,398,758       3           1,413,962      3         1,431,117       3
The Upper Deck Company(1)                          1,319,875       3           1,319,875      3         1,419,134       3
Q Clubs, Inc.                                      1,319,212       3           1,343,372      3         1,407,393       3
Michigan Mutual Insurance Company                  1,362,833       3           1,362,893      3         1,362,959       3
Compucom Systems, Inc.(1)                            982,213       2           1,304,666      3         1,304,666       2
Del Monte Corporation(1,4)                         1,286,250       3           1,286,250      2         1,286,250       2
Plexus Corp.                                       1,184,409       2           1,212,504      2         1,268,693       2
Bell Sports, Inc.                                  1,088,067       2           1,108,341      2         1,146,221       2
Waban, Inc.                                        1,118,356       2           1,118,356      2         1,118,356       2
Wal-Mart Stores, Inc.                              1,070,232       2           1,039,264      2         1,035,092       2
Detroit Diesel Corporation                           845,000       2             868,239      2           897,934       2
PSC Scanning, Inc.                                   523,273       1             835,221      2           862,833       2
Custom Food Products, Inc.                           928,890       2             833,046      2           855,484       2
Humco Holding Group                                  746,519       2             825,100      2           845,727       2
Gloystarne & Co., Inc.                                40,272      --             836,652      2           827,633       2
Nicholson Warehouse L.P.                             805,200       2             815,414      2           808,069       2
GATX Logistics, Inc.                                 794,893       2             794,893      1           794,893       2
Hibbett Sporting Goods, Inc.                         493,587       1             740,972      1           777,015       2
Bolder Technologies, Inc.                            459,911       1             668,689      1           677,494       1
Childtime Childcare, Inc.                            608,856       1             628,871      1           648,892       1
Superior Telecommunications, Inc.                    640,310       1             647,092      1           648,745       1
ISA International plc                                     --                     479,941     --           569,317       1
Petsmart, Inc.                                       498,636       1             505,586      1           514,716       1
Other                                              1,032,562       2           1,060,115      3         1,084,050       2
                                                 -----------     ---         -----------    ---       -----------     ---
                                                 $46,750,843     100%        $49,781,991    100%      $50,902,840     100%
                                                 ===========     ===         ===========    ===       ===========     ===

      (1) Represents the Company's proportionate share of revenues from its equity investment.
      (2) Net of rental amount applicable to Corporate Property Associates 12 Incorporated's ("CPA(R):12") 37% minority interest.
      (3) Net of ground lease rental expense of approximately $156,000, $74,000 and $80,000 in each of the years 1999, 2000 and 2001, respectively.
      (4) As of October 1, 2001, interest in these properties were transferred to a limited liability company and are accounted for under the equity method.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

9. Equity Investments:

      The Company owns a 23.7% interest in Marcourt Investments, Inc. ("Marcourt"), a real estate investment trust which net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc., a 50% equity interest in a general partnership which owns land and buildings in San Diego, California, net leased to Sicor Inc., a 50% interest in a general partnership which net leases two office buildings in San Diego, California to The Upper Deck Company, a 33 1/3% interest in a limited liability company which owns land and buildings in Sunnyvale, California, net leased to Advanced Micro Devices, Inc., a 33 1/3% interest in a limited liability company which owns land and a building in Dallas, Texas net leased to Compucom Systems, Inc. and a 50% interest in a limited liability company and a jointly controlled tenancy-in-common, both of which net lease buildings to Del Monte Corporation.

      Summarized combined financial information of the Company's equity investees is as follows:

            (In thousands)                                             December 31,
                                                                       ------------
                                                                    2000          2001
                                                                    ----          ----
            Assets (primarily real estate)                        $320,375      $347,429
            Liabilities (primarily limited recourse mortgage
               notes payable)                                      205,030       220,750
            Capital                                                115,345       126,679

            (In thousands)                                           Year Ended December 31,
                                                                     -----------------------
                                                                 1999         2000         2001
                                                                 ----         ----         ----
            Revenues (primarily rental revenues)               $36,332      $37,533      $38,667
            Expenses (primarily interest on mortgages and
               depreciation)                                    21,049       21,159       21,031
                                                               -------      -------      -------
            Net income                                         $15,283      $16,374      $17,636
                                                               =======      =======      =======

      Marcourt projects that it will not be able to distribute 90% of its REIT taxable income in future years, which may impair its ability to retain REIT status; however, pursuant to the terms of Marcourt's Shareholder Agreement, Marcourt will declare consent dividends to maintain REIT status and each shareholder is obligated to include its allocable share of any consent dividend in its taxable income.

10. Gains (Losses) on Sale of Real Estate and Securities:

      In 1999, the Company sold three vacant properties formerly leased to Harvest Foods, Inc. for $1,127,625 and recognized a loss on sale of $862,593.

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

      The Company sold a vacant property in Clarksdale, Mississippi in March 2000 for a nominal amount. An impairment loss of $412,067 was recognized in 1999 in connection with the agreement to sell the property was recognized in 1999. A gain of $24,269 was realized in connection with the sale.

      In June 2001, the Company sold its interest in a vacant property in Texarkana, Arkansas for $609,161, net of closing costs, and incurred a realized loss of $38,420 on the sale. An impairment loss of $143,919 was recognized in 2000 in connection with the agreement to sell the property.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

      In September 2001, the Company sold six retail properties leased to Wal-Mart Stores, Inc. for $7,445,932, net of costs, and realized a gain on sale of $1,086,755.

11. Impairment Losses:

      In June 2001, in connection with a proposed sale of a property in Farmingdale, New York, the property was written down to its estimated fair value, resulting in an impairment loss of $2,300,000. The sale was subject to the purchaser's due diligence review and acquiring a variance to rezone the property for residential use. The rezoning application was denied and the sale was not completed. The property was leased to Waban, Inc. ("Waban") through January 2002 at which time the lease expired. Waban elected not to exercise a ten-year renewal option, however, has agreed to continue to occupy and rent the property on a month-to-month basis. As of December 31, 2001, the $6,910,554 carrying value of the Waban property was classified as held for sale. The Company anticipates selling the property within the year. Operating income from the Waban property in 2001 was $440,005. The reclassification to assets held for sale was effective as of December 31, 2001, and, therefore, such reclassification had no effect on depreciation expense.

      The Company owns a property in Maple Heights, Ohio leased to Nicholson Warehouse, L.P. ("Nicholson"). Because of a prolonged weakness in Nicholson's financial condition and the risk that Nicholson will not meet its lease obligations, the Company has recorded an impairment loss and written down the Nicholson property by $2,000,000 to its estimated fair value.

12. Disclosures About Fair Value of Financial Instruments:

      The Company estimates that the fair value of mortgage notes payable at December 31, 2000 and 2001 was approximately $170,287,000 and $154,249,000 respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with rates which take into account the credit of the tenants and interest rate risks.

13. Segment Information:

      The Company has determined that it operates in one business segment, real estate operations with domestic and foreign investments. The Company acquired its first foreign real estate investment in December 1999 and currently has investments in the United Kingdom and France.

      For 2001, geographic information for the real estate operations segment is as follows:

                                                        Domestic                 Foreign               Total Company
                                                        --------                 -------               -------------
      Revenues                                        $ 39,705,964             $ 1,416,261              $ 41,122,225
      Expenses                                          32,186,078               1,282,315                33,468,393
      Income from equity investments                     5,411,560                       -                 5,411,560
      Net operating income(1)                           12,055,847                 133,946                12,189,793
      Total assets                                     346,944,404              22,362,238               369,306,642
      Total long-lived assets                          329,060,109              20,146,784               349,206,893

      For 2000, geographic information for the real estate operations segment is as follows:

                                                        Domestic                 Foreign               Total Company
                                                        --------                 -------               -------------
      Revenues                                        $ 39,304,847             $ 1,327,738              $ 40,632,585
      Expenses                                          28,734,357                 656,620                29,390,977
      Income from equity investments                     4,943,863                       -                 4,943,863
      Net operating income(1)                           14,681,341                 671,118                15,352,459
      Total assets                                     365,571,046              14,637,575               380,208,621
      Total long-lived assets                          355,221,651              14,074,076               369,295,727

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

      For 1999, geographic information for the real estate operations segment is as follows:

                                                         Domestic                 Foreign                Total Company
                                                         --------                 -------                -------------
       Revenues                                        $ 39,558,311             $    40,272              $ 39,598,583
       Expenses                                          28,751,000                  41,990                28,792,990
       Income from equity investments                     4,510,943                       -                 4,510,943
       Net operating income (loss)(1)                    14,476,102                  (1,718)               14,474,384

      (1) Net operating income (loss) is after minority interest and excludes gains and loss and extraordinary items.

14. Accounting Pronouncements:

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

      SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS 141 did not have a material effect on the Company's financial statements.

      SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized but will be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations will only be amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS 142 is not expected to have a material effect on the Company's financial statements.

      In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS 144 is not expected to have a material effect on the Company's financial statements; however, the revenues and expenses relating to an asset held for sale or sold must be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.

15. Proposed Business Combination:

      The boards of directors of the Company and CPA(R):10 have each unanimously approved a definitive agreement under which CIP(R) would acquire the Company's business in a stock-for-stock merger. As described in the joint proxy statement dated January 15, 2002, each shareholder of the CPA(R):10 will either receive 0.8445 of a share of newly issued Company common stock for each common share of the CPA(R):10 that he or she owns or a promissory note with a face value of $11.23 for each CPA(R):10 share which would bear interest at an annual rate of 4% and which would be payable on December 31, 2004. For the merger to be completed, an affirmative vote of two-thirds of the shares of common stock issued and outstanding is required and holders of more than 50% of the CPA(R):10's stock must elect to receive Company shares in the merger. If 50% of CPA(R):10 shareholders elect to receive promissory note, the Company would have an obligation of $42,795,000 and would incur annual interest of $1,711,824 through the maturity date. If all CPA(R):10 shareholders elect to receive Company shares, the newly issued shares of Company common stock would represent 22.5% of the Company common stock after the merger. The exchange value was based on an appraisal of the assets of both companies as of June 30, 2001 and was

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED performed by an independent appraiser at a portfolio level on a "debt in place" method. Each company engaged a separate investment banking firm to provide a fairness opinion.

      Management believes that the combined company will create various benefits including, but not limited to, operating efficiencies, increased access to capital in equity and debt markets and greater flexibility to provide additional liquidity to shareholders.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Shares of the Company. As of December 31, 2001, there were 8,507 holders of record of the Shares of the Company.

The Company is required to distribute annually 95% of its Distributable REIT taxable income to maintain its status as a REIT. Quarterly dividends paid by the Company since December 31, 1998 are as follows:

                                  Cash Dividends Paid Per Share
                                ---------------------------------
                                  1999         2000         2001
                                  ----         ----         ----
            First quarter       $.20680      $.20760      $.20840
            Second quarter       .20700       .20780       .20860
            Third quarter        .20720       .20800       .21200
            Fourth quarter       .20740       .20820       .21220
                                -------      -------      -------
                                $.82840      $.83160      $.84120
                                =======      =======      =======

REPORT ON FORM 10-K

The Company will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.