Form 10-Q
period 2002-03-31
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2002-05-14
CIK 873394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended MARCH 31, 2002

                                       of

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


CIP(R) has no active market for common stock at May 10, 2002.
CIP(R) has 27,902,035 shares of common stock, $.001 par value outstanding at May 10, 2002.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED




                                      INDEX

                                                                                         Page No.
                                                                                         --------
 PART I

 Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets, as of December 31, 2001
               and March 31, 2002                                                             2

               Condensed Consolidated Statements of Income for the three
               months ended March 31, 2001 and 2002                                           3

               Condensed Consolidated Statements of Comprehensive Income
               for the three months ended March 31, 2001 and 2002                             4

               Condensed Consolidated Statements of Cash Flows for the
               three months ended March 31, 2001 and 2002                                     5

               Notes to Condensed Consolidated Financial Statements                        6-10


 Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                        11-14


 PART II - Other Information


 Item 3. - Quantitative and Qualitative Disclosures About Market Risk                        15

 Item 4. - Submission of Matters to a Vote of Security Holders                               15

 Item 6. - Exhibits and Reports on Form 8-K                                                  15

 Signatures                                                                                  16



* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED


                                     PART I


                         Item 1. - FINANCIAL INFORMATION


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 December 31, 2001            March 31, 2002
                                                                                       (Note)                  (Unaudited)
                                                                                    ------------              ------------
             ASSETS:

    Land and buildings, net of accumulated depreciation of
       $26,240,326 at December 31, 2001 and $27,467,742
        at March 31, 2002                                                           $195,962,495              $200,246,351
    Net investment in direct financing leases                                        101,498,035               101,702,242
    Real estate under construction                                                     7,969,435                 4,295,792
                                                                                    ------------              ------------
          Real estate leased to others                                               305,429,965               306,244,385
    Assets held for sale                                                               6,910,554                 6,910,554
    Equity investments                                                                43,776,928                43,969,716
    cash and cash equivalents                                                          7,388,480                 9,700,186
    Other assets                                                                       5,800,715                 5,557,614
                                                                                    ------------              ------------
             Total assets                                                           $369,306,642              $372,382,455
                                                                                    ============              ============
             LIABILITIES, MINORITY INTEREST AND
                   SHAREHOLDERS' EQUITY:

    Liabilities:
    Limited recourse mortgage notes payable                                         $152,532,007              $157,768,624
    Accrued interest                                                                     874,728                   860,878
    Accounts payable and accrued expenses                                              1,454,040                   990,917
    Accounts payable to affiliates                                                     1,898,009                 1,918,193
    Dividends payable                                                                  4,714,132                 4,725,720
    Prepaid rental income and security deposits                                        2,349,622                 2,235,494
                                                                                    ------------              ------------
             Total liabilities                                                       163,822,538               168,499,826
                                                                                    ------------              ------------
    Minority interest                                                                  7,031,014                 6,518,092
                                                                                    ------------              ------------

    Commitments and contingencies

    Shareholders' equity:
    Common stock, shares issued and outstanding, $.001 par value; authorized,
       40,000,000 shares; 22,994,375 at December 31, 2001
       and 23,063,144 shares issued and outstanding at March 31, 2002                     22,994                    23,063
    Additional paid-in capital                                                       230,880,420               231,774,347
    Dividends in excess of accumulated earnings                                      (22,897,031)              (24,277,117)
    Accumulated other comprehensive loss                                                (411,420)                 (556,910)
                                                                                    ------------              ------------
                                                                                     207,594,963               206,963,383
    Less, common stock in treasury at cost, 810,237 shares at
       December 31, 2001 and 845,349 shares at March 31, 2002                         (9,141,873)               (9,598,846)
                                                                                    ------------              ------------
             Total shareholders' equity                                              198,453,090               197,364,537
                                                                                    ------------              ------------
             Total liabilities and shareholders' equity                             $369,306,642              $372,382,455
                                                                                    ============              ============



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED


             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                              Three Months Ended March 31,
                                                                           ----------------------------------
                                                                               2001                   2002
                                                                           -----------            -----------
 Revenues:
   Rental income                                                           $ 7,186,100            $ 6,644,877
   Interest income from direct financing leases                              3,036,470              3,043,366
   Interest and other income                                                   107,067                 36,513
                                                                           -----------            -----------
                                                                            10,329,637              9,724,756
                                                                           -----------            -----------

 Expenses:
   Interest                                                                  3,565,037              3,039,263
   Depreciation                                                              1,305,573              1,232,711
   General and administrative                                                  735,158                809,847
   Property expenses                                                         1,712,964              1,499,606
                                                                           -----------            -----------
                                                                             7,318,732              6,581,427
                                                                           -----------            -----------

      Income before minority interest and income from equity
        investments, gain and extraordinary charge                           3,010,905              3,143,329

 Minority interest in income                                                  (216,116)              (246,540)
 Income from equity investments                                              1,537,599              1,898,588
                                                                           -----------            -----------

      Income before gain and extraordinary charge                            4,332,388              4,795,377

 Reversal of unrealized gain on warrants in connection
      with disposition                                                               -             (2,128,000)
 Gain on sale of warrants, net                                                       -              1,992,678
                                                                           -----------            -----------

      Income before extraordinary charge                                     4,332,388              4,660,055

 Extraordinary charge on early extinguishment of debt,
      net of minority interest of $771,962                                          -              (1,314,421)
                                                                           -----------            -----------

      Net income                                                           $ 4,332,388            $ 3,345,634
                                                                           ===========            ===========

 Basic earnings per share before extraordinary charge                             $.20                   $.21
 Extraordinary charge                                                             -                       (.06)
                                                                           -----------            -----------
 Basic earnings per share                                                         $.20                   $.15
                                                                            ==========             ==========
 Diluted earnings per share before extraordinary charge                           $.19                   $.21
 Extraordinary charge                                                             -                       (.06)
                                                                           -----------            -----------
 Diluted earnings per share                                                       $.19                   $.15
                                                                            ==========             ==========
 Weighted average common shares outstanding-basic                           22,025,610             22,236,523
                                                                            ==========             ==========
 Weighted average common shares outstanding-diluted                         22,380,505             22,800,204
                                                                            ==========             ==========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED



      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                               Three Months Ended March 31,
                                                                            ----------------------------------
                                                                               2001                   2002
                                                                            -----------            -----------
  Net income                                                                $ 4,332,388            $ 3,345,634
                                                                            -----------            -----------
  Other comprehensive loss:
     Change in foreign currency translation adjustment                         (273,268)              (145,490)
                                                                            -----------            -----------
     Comprehensive income                                                   $ 4,059,120            $ 3,200,144
                                                                            ===========            ===========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                               Three Months Ended March 31,
                                                                                         ---------------------------------------
                                                                                            2001                        2002
                                                                                         -----------                 -----------
    Cash flows from operating activities:
       Net income                                                                        $ 4,332,388                 $ 3,345,634
       Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                     1,370,566                   1,289,571
         Income from equity investments before extraordinary charge
           in excess of distributions received                                              (346,498)                   (495,459)
         Extraordinary charge on extinguishment of debt, net                                       -                   1,314,421
         Minority interest in income                                                         216,116                     246,540
         Straight-line rent adjustments                                                     (283,843)                   (302,949)
         Provision for uncollected rent                                                       77,100                      60,000
         Reversal of unrealized gain on warrants in connection with disposition                    -                   2,128,000
         Gain on sale of warrants                                                                  -                  (1,992,678)
         Issuance of shares in satisfaction of performance fees                              692,005                     678,313
         Net change in operating assets and liabilities                                     (111,567)                 (1,090,352)
                                                                                         -----------                 -----------
            Net cash provided by operating activities                                      5,946,267                   5,181,041
                                                                                         -----------                 -----------

    Cash flows from investing activities:
         Proceeds from sale of warrants                                                            -                   1,992,678
         Equity distributions received in excess of equity income                             95,629                     302,671
         Payment of leasing costs                                                                  -                    (244,237)
         Acquisition of real estate and additional capitalized costs                      (1,621,191)                 (2,453,082)
         Costs incurred in connection with merger                                                  -                    (503,041)
                                                                                         -----------                 -----------
            Net cash used in investing activities                                         (1,525,562)                   (905,011)
                                                                                         -----------                 -----------

    Cash flows from financing activities:
         Purchase of treasury stock                                                         (646,371)                   (456,973)
         Prepayment of mortgage payable                                                     (209,567)                (29,762,278)
         Proceeds from mortgages                                                             398,233                  36,460,999
         Proceeds from stock issuance                                                        581,171                     215,683
         Payments of mortgage principal                                                   (1,142,822)                   (957,624)
         Distributions to minority partners                                                        -                    (179,854)
         Contributions from minority partners                                                504,789                     211,255
         Prepayment premium on extinguishment of debt                                              -                  (2,086,383)
         Payment of financing costs                                                         (116,828)                   (697,371)
         Dividends paid                                                                   (4,580,093)                 (4,714,132)
                                                                                          ----------                 -----------
            Net cash used in financing activities                                         (5,211,488)                 (1,966,678)
                                                                                          ----------                 -----------

            Effect of exchange rate changes on cash                                          (24,820)                      2,354
                                                                                         -----------                 -----------

            Net (decrease) increase in cash and cash equivalents                            (815,603)                  2,311,706

    Cash and cash equivalents, beginning of period                                         7,181,199                   7,388,480
                                                                                         -----------                 -----------

            Cash and cash equivalents, end of period                                     $ 6,365,596                 $ 9,700,186
                                                                                         ===========                 ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified to conform to current year financial statement presentation.

Note 2.  Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month period ended March 31, 2001:

                                                          Income Available to       Weighted Average
                                                          Common Shareholders      Shares Outstanding    Per Share Amount
                                                          -------------------      ------------------    ----------------
  Basic earnings per share                                     $4,332,388              22,025,610              $.20
                                                               ==========                                      ====

  Effect of dilutive securities:  Stock warrants                                          354,895
                                                                                       ----------

  Diluted earnings per share                                   $4,332,388              22,380,505              $.19
                                                               ==========              ==========              ====


Basic and diluted earnings per common share for the Company for the three-month period ended March 31, 2002:

                                                          Income Available to       Weighted Average
                                                          Common Shareholders      Shares Outstanding    Per Share Amount
                                                          -------------------      ------------------    ----------------
  Basic earnings per share before
       extraordinary charge                                    $4,660,055              22,236,523              $.21
  Extraordinary charge                                         (1,314,421)              -                      (.06)
                                                               ----------              ----------              ----
  Basic earnings per share                                     $3,345,634              22,236,523              $.15
                                                               ==========                                      ====

  Effect of dilutive securities:  Stock warrants                                          563,681
                                                                                       ----------

  Diluted earnings per share before
     extraordinary charge                                      $4,660,055              22,800,204              $.21
  Extraordinary charge                                         (1,314,421)                      -               (.06)
                                                               ----------              ----------              ----
  Diluted earnings per share                                   $3,345,634              22,800,204              $.15
                                                               ==========              ==========              ====


Note 3.  Transactions with Related Parties:

The Company incurred asset management fees, payable to its Advisor, Carey Asset Management Corp., of $705,727 and $703,750 for the three-month periods ended March 31, 2001 and 2002, respectively, with performance fees in like amounts. General and administrative expense reimbursements were $300,614 and $287,514 for the three-month periods ended March 31, 2001 and 2002, respectively.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

Note 4.  Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues are for the three month periods ended March 31, 2001 and 2002 as follows:

                                                             2001                                  2002
                                                         -----------                           -----------
Per Statements of Income:
    Rental income from operating leases                  $ 7,186,100                           $ 6,644,877
    Interest from direct financing leases                  3,036,470                             3,043,366

Adjustments:
    Share of leasing revenue applicable to
       minority interest                                    (441,760)                             (439,121)
    Share of leasing revenue from equity
       investments                                         3,162,254                             3,677,378
                                                         -----------                           -----------
                                                         $12,943,064                           $12,926,500
                                                         ===========                           ===========

For the three-month periods ended March 31, 2001 and 2002, the Company earned its net lease revenues from its investments as follows:

                                                             2001             %                    2002             %
                                                         -----------         ---               -----------         ---
Marriott International, Inc. (a)                         $ 1,375,842          11%              $ 1,482,188          11%
Omnicom Group, Inc.                                        1,066,345           8                 1,066,344           8
Advanced Micro Devices, Inc. (a)                             762,125           6                   814,734           6
Best Buy Co., Inc. (b)                                       752,184           6                   747,693           6
Electronic Data Systems Corporation                          589,732           5                   635,947           5
Big V Holding Corp.                                          459,463           4                   463,742           4
Lucent Technologies, Inc.                                    463,207           4                   463,207           4
UTI Holdings, Inc.                                           321,152           2                   419,111           3
Garden Ridge, Inc.                                           386,570           3                   386,570           3
Sicor, Inc. (a)                                              368,184           3                   368,184           3
Merit Medical Systems, Inc.                                  366,351           3                   366,351           3
The Upper Deck Company (a)                                   329,969           2                   363,055           3
Barnes & Noble, Inc.                                         356,087           3                   360,718           3
Q Clubs, Inc.                                                342,245           3                   355,049           3
Michigan Mutual Insurance Company                            340,733           2                   340,751           3
Compucom Systems, Inc. (a)                                   326,134           2                   326,167           2
Del Monte Corporation (c)                                    321,563           2                   323,051           2
Plexus Corp.                                                 317,173           2                   317,173           2
Bell Sports Corp.                                            286,555           2                   293,768           2
Detroit Diesel Corporation                                   224,483           2                   227,009           2
PSC Scanning, Inc.                                           211,521           2                   218,699           2
Custom Food Products, Inc.                                   212,514           2                   217,943           2
Humco Holdings Corp.                                         208,338           2                   212,463           2
Gloystarne & Co.                                             206,314           2                   210,501           2
Other                                                      2,348,280          17                 1,946,082          14
                                                         -----------         ---               -----------         ---
                                                         $12,943,064         100%              $12,926,500         100%
                                                         ===========         ===               ===========         ===


(a) Represents the Company's proportionate share of lease revenues from its equity investments.

(b) Net of amounts applicable to minority interests owned by Corporate Property Associates 12 Incorporated.

(c) Represents the Company's proportionate share of lease revenues from its equity investment in 2002.

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

Summarized financial information of the Company's equity investees is as follows:

  (in thousands)                                                        December 31, 2001             March 31, 2002
                                                                        -----------------             --------------
  Assets (primarily real estate)                                            $347,429                     $338,736
  Liabilities (primarily mortgage notes payable)                             220,750                      219,025
  Shareholders' and members' equity                                          126,679                      119,711

                                                                                    Three Months Ended March 31,
                                                                               --------------------------------------
                                                                                2001                           2002
                                                                               -------                       -------
  Revenues (primarily rental income and interest income from
      direct financing leases)                                                 $10,466                       $11,793
  Expenses (primarily interest on mortgage and depreciation)                     5,138                         5,383
                                                                               -------                       -------
  Net income                                                                   $ 5,328                       $ 6,410
                                                                               =======                       =======

Note 6.  Gain on Sale of Securities:

In June 1993, the Company was granted warrants to purchase 194,356 shares of common stock of Merit Medical Systems, Inc. ("Merit Medical") at an exercise price of $4.87 (as adjusted for subsequent stock split) in connection with structuring a net lease with Merit Medical. In March 2002, the Company sold its warrant position in Merit Medical and realized a gain on sale of $1,992,078. Changes in the fair value of the warrants had been recognized for financial statement purposes have been included in the determination of income. In connection with the sale, the Company reversed the unrealized appreciation on the Merit Medical warrants of $2,128,000, representing the cumulative fair value that had been recognized in the determination of income in prior periods.

Note 7. Business Combination with Corporate Property Associates 10 Incorporated:

On May 1, 2002, the Company and Corporate Property Associates 10 Incorporated ("CPA(R):10"), another real estate investment trust managed by W. P. Carey & Co. LLC, completed a merger of CPA(R):10 with and into the Company pursuant to a Merger Agreement dated December 14, 2001 between the companies. Under the terms of the merger, the Company is the surviving company. Pursuant to the merger, CPA(R):10 stockholders had the option of receiving either 0.8445 of a share of newly issued Company common stock for each CPA(R):10 common share that he or she owned, or, upon election by the shareholders who owned shares on December 13, 2001, a promissory note bearing interest at the annual rate of 4% payable on or before December 31, 2004 for $11.23 per share of CPA(R):10 common stock. Shareholders who became shareholders of record after December 13, 2001 or those who did not vote in favor of the merger did not have the option to receive a promissory note and received Company common stock in the merger. At meetings of the shareholders of both companies held on April 16, 2002, the merger was approved by more than the requisite two-thirds majority of the outstanding shares of each company. Shareholders holding 6,621,224 shares of CPA(R):10 common stock elected to receive a total of 5,591,623 ($77,164,397) shares of Company common stock and shareholders representing 1,012,333 shares of CPA(R):10 common stock elected to receive promissory notes with a total principal amount of $11,368,500.

The Company will account for the merger under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

Note 8.  Pro Forma Financial Information:

The following consolidated pro forma financial information has been presented as if the merger of Corporate Property Associates 10 Incorporated into the Company had occurred on January 1, 2001 for the three months ended March 31, 2001 and 2002. In Management's opinion, all adjustments necessary to reflect the merger and the related issuance of common stock of the Company have been made. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    2001            2002
                                                                    ----            ----
  Pro forma total revenues                                      $14,217,000      $13,260,000
  Pro forma net income                                          $ 6,173,000      $ 5,100,000

  Pro forma basic and diluted earnings per share                $       .22      $       .18

Note 9.  Extraordinary Charge on Early Extinguishment of Debt:

The Company and Corporate Property Associates 12 Incorporated ("CPA(R):12"), an affiliate, own 63% and 37% ownership interests, respectively, in a general partnership that net leases 12 properties to Best Buy Co., Inc. ("Best Buy") under a master lease.

In February 2002, the Best Buy general partnership paid off an existing limited recourse mortgage loan of $25,743,178 and paid a prepayment premium of $2,086,384 in connection with retiring the loan. As a result of paying the premium, the Company incurred an extraordinary charge on the early extinguishment of debt of $1,314,422, which is net of CPA(R):12's minority interest in the charge of $771,962. The retired loan provided for monthly payments of interest and principal of $291,290 at an annual interest rate of 9.01%. The general partnership obtained a new limited recourse mortgage loan of $28,500,000 which provides for monthly payments of interest and principal of $210,427 at an annual interest rate of 7.49%. The loan matures in May 2012 at which time a balloon payment is scheduled.

Note 10.  Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on the Company's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized but are tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and are amortized over their useful lives. The adoption of SFAS No. 142 on January 1, 2002 did not have a material effect on the Company's financial statements.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS No. 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)


consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on the Company's financial statements; however, the revenues and expenses relating to an asset held for sale or sold will be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by the Company's commitment to a plan of disposition after the date of adoption (January 1, 2002).

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early adoption is permitted. Upon adoption, the Company will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with Carey Institutional Properties Incorporated's ("CIP(R)") condensed consolidated financial statements and notes thereto as of March 31, 2002 included in this quarterly report and CIP(R)'s Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievement of CIP(R) to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CIP(R) that the results or conditions described in such statements or the objectives and plans of CIP(R) will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2001 provides a description of CIP(R)'s business objectives, acquisition and financing strategies and risk factors which could affect future operating results.

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

CIP(R) and affiliated REITs are investors in certain real estate ventures. Certain of the investments are held through incorporated or unincorporated jointly held entities and certain investments are held directly as tenants in common. Substantially all of these investments represent jointly purchased properties which were net leased to a single tenant and were structured to provide diversification and reduce concentration of a risk from a single lessee for CIP(R) and the affiliated REIT. The placement of an investment in a jointly held entity or tenancy in common requires the approval of the Independent Directors. All of the jointly held investments are structured so that CIP(R) and the affiliated REIT contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. The presentation of these jointly held investments and their related results in the accompanying condensed consolidated financial statements is determined based on factors such as controlling interest, significant influence and whether each party has the ability to make independent decisions. All of the jointly held investments are subject to contractual agreements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS:

Net income for the three-month period ended March 31, 2002 decreased by $987,000 as compared with the net income for the period ended March 31, 2001. Income for the period ended March 31, 2002 includes the effect of a disposition of an investment in the warrants for common stock of a lessee, Merit Medical Systems, Inc., and an extraordinary charge on the early extinguishment of a mortgage loan. Income before gains and losses and extraordinary items for the comparable periods reflected an increase of $463,000. The increase was primarily due to an increase in income from equity investments and a decrease in interest expense and was partially offset by a decrease in lease revenues (rental income and interest income from direct financing leases).

The increase in income from equity investments was due to CIP(R)'s portion of
(a) a one-time payment of $650,000 from Marriott International Inc., the lessee of 13 Courtyard by Marriott hotels, (b) lower interest charges on the Marriott property mortgage due to increasing principal amortization and (c) the reclassification of CIP(R)'s investment in the Del Monte Corporation properties in October 2001 when ownership of the properties were transferred to a partnership and a jointly-controlled tenancy-in-common that CIP(R) owns with an affiliate. The Del Monte reclassification has no effect on net income; however, CIP(R) now reports the proportionate share of net income from the equity investment in its financial statements rather than reporting the proportionate share of underlying revenues and expenses. The Del Monte reclassification increased income from equity investments for the current three-month period by $137,000.

The decrease in interest expense was due to the lower average mortgage balances for the comparable periods. In connection with the sale of six properties leased to Wal-Mart Stores, Inc. in September 2001, CIP(R) paid off a mortgage loan on the Wal-Mart properties of $5,985,000. Interest on the Wal-Mart loan for the prior year's three-month period was $156,000. Interest expense also decreased due to the continuing amortization of principal on CIP(R)'s existing mortgage obligations and lower interest on its variable rate loans. As a result of the reclassification of the investment in the Del Monte properties, interest expense decreased by $183,000; however, as noted, this decrease did not effect net income.

The decrease in lease revenues was due to the 2001 sale of the Wal-Mart properties and the reclassification of the Del Monte properties. Of an overall decrease in lease revenues of $534,000, $321,000 was due to the change in CIP(R)'s financial statement presentation of its investment in Del Monte to the equity method and $405,000 from the sale of the Wal-Mart properties. Remaining lease revenues increased by $192,000. Lease revenues benefited from several rent increases since March 2001, the completion of an expansion of the UTI Holdings, Inc. property in April 2001 and the commencement of the lease for the Holiday Inn in Toulouse, France upon completion of the first phase of build-to-suit construction in February 2002. In February 2002, Waban, Inc. vacated a property in Farmingdale, New York as it had previously notified CIP(R) that it would not renew its lease. Annual rentals from the Waban lease were $1,217,000. CIP(R) is actively remarketing the property. If the property remains vacant for an extended period, CIP(R) will incur holding costs for real estate taxes, maintenance, insurance and security. Such annual costs are estimated to be approximately $230,000.

CIP(R)'s extraordinary charge on the extinguishment of debt was due to a prepayment premium incurred in connection with paying off the existing mortgage loan on the Best Buy Co., Inc properties. In connection with the refinancing of the Best Buy properties, annual debt service will decrease by $970,000. An affiliate owns a 37% interest in the Best Buy properties general partnership, so that CIP(R)'s share of net annual cash flow from the Best Buy properties will increase by $611,000.

As more fully described below, effective May 1, 2002, CIP(R) has acquired an affiliated real estate investment trust, Corporate Property Associates 10 Incorporated ("CPA(R):10"), through a merger. Accordingly, future operating results of CIP(R) will change substantially, and the results of the current period are not indicative of future operating results. In connection with the merger, approximately 13.5% of CPA(R):10's shareholders elected to receive promissory notes totaling $11,368,500 rather than shares of CIP(R). The notes bear interest at an annual rate of 4% and are to be paid off by no later than December 31, 2004. As a result of assuming this debt obligation, CIP(R)'s annual interest obligation will increase by approximately $455,000. For the three-month period ended March 31, 2002, CPA(R):10's net income was approximately $1,750,000. There is no assurance that the additional income generated as a result of acquiring CPA(R):10 will remain at CPA(R):10's current level.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION:

There has been no material change in CIP(R)'s financial condition since December 31, 2001. Cash flows from operations of $5,181,000 and equity investments of $303,000 were not sufficient to fund dividends to shareholders of $4,714,000, and pay scheduled mortgage principal payment installments of $957,000. CIP(R) expects that it will have sufficient cash flow to meet its dividend and principal payment obligations during 2002 as well as the interest obligation on the promissory notes.

CIP(R)'s investing activities for the three months ended March 31, 2002 included using $2,453,000 to fund construction of a build-to-suit hotel in Toulouse, France which was placed in service in February 2002, and other additional capitalized real estate costs. CIP(R) also used $503,000 in connection with costs related to the merger with CPA(R):10 and the related acquisition of CPA(R):10's assets and liabilities. Costs to complete the retrofit of the vacant Austin, Texas facility are being evaluated and are estimated to be in excess of $750,000. A final funding for completion of an expansion of the Holiday Inn, Toulouse, France property is estimated to amount to approximately $430,000.

In addition to the payment of dividends and scheduled principal mortgage payments, CIP(R)'s financing activities include using $29,762,000 to pay off mortgage loans on properties leased to Best Buy and Plexus Corp. The Plexus mortgage loan matured in August 2001 and CIP(R) negotiated a short-term extension with the existing lender. The refinanced $5,500,000 loan has a seven-year term with a balloon payment scheduled in February 2009. The new $28,500,000 loan on the Best Buy properties will mature in 2012. As noted, the Best Buy refinancing will increase CIP(R)'s annual cash flow by $611,000 and the annual interest rate decreased to 7.49% from 9.01%. In connection with the Best Buy loan prepayment, a $2,086,000 prepayment penalty was incurred.

In April 2002, the shareholders of CIP(R) and CPA(R):10 approved a merger in which CIP(R) acquired CPA(R):10's business in a stock-for-stock merger. Each shareholder of CPA(R):10 that elected to receive shares received newly-issued shares of CIP(R) received 0.8445 share of CIP(R) for every share of CPA(R):10 that he or she owned. In connection with the merger, approximately 5,591,000 (totaling approximately $77,164,000) new shares of CIP(R) were issued and represent approximately 20% of the ownership of CIP(R) as of the effective date of the merger, May 1, 2002. Approximately 13.5% of CPA(R):10's shareholders did not elect to receive shares of CIP(R) and were issued promissory notes with a face value of $11.23 for each share of CPA(R):10 that he or she owned. As a result, CIP(R) has issued promissory notes of $11,368,500. The notes bear interest at an annual rate of 4% and will be payable by no later than December 31, 2004. As a result, CIP(R) will incur annual interest charges of approximately $455,000 until the notes are paid off. Management has not yet determined what resources it will use to pay off the notes. The resources necessary to pay off the notes may include, but are not limited to, cash generated from operations, placing new mortgage debt on properties, obtaining unsecured debt or selling properties.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on CIP(R)'s financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are longer be amortized but are tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS No. 142 on January 1, 2002 did not have a material effect on CIP(R)'s financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS No. 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on CIP(R)'s financial statements; however, the revenues and expenses relating to an asset held for sale or sold will be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by the company's commitment to a plan of disposition after the date of adoption (January 1, 2002).

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early adoption is permitted. Upon adoption, CIP(R) will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED


                                     PART II

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $133,818,000 of CIP(R)'s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The annual interest rates on the fixed rate debt as of March 31, 2002 ranged from 6.950% to 10.42%. The annual interest rates on the variable rate debt as of March 31, 2002 ranged from 3.455% to 9.625%.

(in thousands)             2002          2003         2004         2005         2006      Thereafter       Total       Fair Value
                           ----          ----         ----         ----         ----      ----------       -----       ----------
Fixed rate debt          $ 2,159       $10,320      $11,301       $12,612     $10,145       $87,281      $133,818       $133,357
Weighted average
    interest rate           8.47%         8.75%        9.41%         9.02%       8.33%         7.31%
Variable rate debt       $12,976         $ 270      $ 3,025         $ 149     $   170       $ 7,361      $ 23,951       $ 23,951

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 16, 2002, a special meeting of shareholders of CIP(R) was held for the sole purpose of approving a merger between CIP(R) and Corporate Property Associates 10 Incorporated ("CPA(R):10"), another non-traded REIT managed by W.
P. Carey & Co. LLC, whereby CIP(R) would be the surviving company. Holders of 16,075,000 shares (72%) of CIP(R) voted in favor of the merger, holders of 514,700 shares (2%) voted against the merger and holders of 5,607,000 shares (26%) abstained from voting. Holders of more than two-thirds of the outstanding shares of CIP(R) were required to approve the merger. At a meeting held on the same day, the shareholders of CPA(R):10 also approved the merger. The merger was consummated on May 1, 2002.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K:

            During the quarter ended March 31, 2002, the Company was not required to file any reports on Form 8-K.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED





                                   SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CAREY INSTITUTIONAL PROPERTIES INCORPORATED




         5/13/02                  By:   /s/ John J. Park
       -----------                     ----------------------------------------
           Date                             John J. Park
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer
                                            (Principal Financial Officer)



         5/13/02                  By:   /s/ Claude Fernandez
       -----------                     ----------------------------------------
           Date                             Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)