Form 10-Q
period 2002-06-30
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2002-08-14
CIK 873394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended JUNE 30, 2002

                                       of

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

CIP(R) has no active market for common stock at August 13, 2002.

CIP(R) has 27,811,631 shares of common stock, $.001 par value outstanding at August 13, 2002.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                      INDEX

                                                                                                        Page No.
                                                                                                        --------
PART I
 Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets, as of December 31, 2001
               and June 30, 2002                                                                           2

               Condensed Consolidated Statements of Income for the three and six
               months ended June 30, 2001 and 2002                                                       3-4

               Condensed Consolidated Statements of Comprehensive Income
               for the three and six months ended June 30, 2001 and 2002                                   4

               Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 2001 and 2002                                                              5-6

               Notes to Condensed Consolidated Financial Statements                                     7-12


 Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                     13-17

 Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                     18


 PART II - Other Information

 Item 4. -  Submission of Matters to a Vote of Security Holders                                           19

 Item 6. -  Exhibits and Reports on Form 8-K                                                              19

 Signatures                                                                                               20

* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  December 31, 2001          June 30, 2002
                                                                                  -----------------          -------------
                                                                                       (Note)                 (Unaudited)
                                                                                    ------------              ------------
         ASSETS:

Land and buildings, net of accumulated depreciation of $26,240,326 at
   December 31, 2001 and $28,897,784 at June 30, 2002                               $195,962,495              $306,159,991
Net investment in direct financing leases                                            101,498,035               124,023,886
Real estate under construction                                                         7,969,435                 5,244,556
                                                                                    ------------              ------------
      Real estate leased to others                                                   305,429,965               435,428,433
Assets held for sale                                                                   6,910,554                 6,910,554
Equity investments                                                                    43,776,928                56,794,058
cash and cash equivalents                                                              7,388,480                 4,866,960
Other assets                                                                           5,800,715                10,816,974
                                                                                    ------------              ------------
         Total assets                                                               $369,306,642              $514,816,979
                                                                                    ============              ============

         LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable, net of discount
   of $291,742 at June 30, 2002                                                     $146,456,175              $200,785,250
Mortgage note payable on property held for sale                                        6,075,832                 5,995,463
Notes payable, net of discount of $383,737                                                     -                10,956,688
Accrued interest                                                                         874,728                 1,234,472
Accounts payable and accrued expenses                                                  1,454,040                   947,400
Accounts payable to affiliates                                                         1,898,009                 2,169,691
Dividends payable                                                                      4,714,132                 5,557,264
Prepaid rental income and security deposits                                            2,349,622                 2,448,944
Other liabilities                                                                     -                          4,065,579
                                                                                    ------------              ------------
         Total liabilities                                                           163,822,538               234,160,751
                                                                                    ------------              ------------

Minority interest                                                                      7,031,014                 8,719,074
                                                                                    ------------              ------------

Commitments and contingencies

Shareholders' equity:
Common stock, shares issued and outstanding, $.001 par value; authorized,
   40,000,000 shares; 22,994,375 and 28,673,840 shares issued and
   outstanding at December 31, 2001 and June 30, 2002                                     22,994                    28,674
Additional paid-in capital                                                           230,880,420               306,444,320
Dividends in excess of accumulated earnings                                          (22,897,031)              (24,676,802)
Accumulated other comprehensive (loss) gain                                             (411,420)                  115,000
                                                                                    ------------              ------------
                                                                                     207,594,963               281,911,192
Less, common stock in treasury at cost, 810,237 and 874,601 shares at
   December 31, 2001 and June 30, 2002                                                (9,141,873)               (9,974,038)
                                                                                    ------------              ------------
         Total shareholders' equity                                                  198,453,090               271,937,154
                                                                                    ------------              ------------
         Total liabilities and shareholders' equity                                 $369,306,642              $514,816,979
                                                                                    ============              ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       Three Months Ended June 30,                Six Months Ended June 30,
                                                    ---------------------------------         ---------------------------------
                                                        2001                 2002                  2001                  2002
                                                    ------------         ------------         ------------         ------------
Revenues:
  Rental income                                     $  7,071,073         $  8,458,535         $ 14,253,423         $ 15,100,691
  Interest income from direct financing
    leases                                             3,138,688            3,556,683            6,175,158            6,600,049
  Interest and other income                              245,020               25,352              352,087               61,865
                                                    ------------         ------------         ------------         ------------
                                                      10,454,781           12,040,570           20,780,668           21,762,605
                                                    ------------         ------------         ------------         ------------

Expenses:
  Interest                                             3,744,068            3,671,220            7,309,105            6,710,483
  Depreciation                                         1,351,728            1,377,167            2,656,671            2,609,247
  General and administrative                             819,612            1,079,751            1,554,770            1,889,598
  Property expenses                                    1,861,850            2,354,067            3,574,814            3,853,673
  Impairment loss on real estate                       2,300,000                   --            2,300,000                   --
                                                    ------------         ------------         ------------         ------------
                                                      10,077,258            8,482,205           17,395,360           15,063,001
                                                    ------------         ------------         ------------         ------------

     Income from continuing operations
       before minority interest, equity
       investments and gains and losses                  377,523            3,558,365            3,385,308            6,699,604

Minority interest in income                             (216,670)            (456,530)            (432,786)            (703,070)
Income from equity investments                         1,243,660            2,069,856            2,781,259            3,968,444
                                                    ------------         ------------         ------------         ------------

     Income from continuing operations
       before gains and losses                         1,404,513            5,171,691            5,733,781            9,964,978

Unrealized gain on warrants                              799,070                   --              799,070                   --
Unrealized loss on interest rate cap
     derivative instrument                                    --              (28,794)                  --              (28,794)
Reversal of unrealized gain on warrants in
     connection with disposition                              --                   --                   --           (2,128,000)
Gain on sale of warrants, net                                 --                   --                   --            1,992,678
Loss on sale of real estate                              (38,420)                  --              (38,420)                  --
                                                    ------------         ------------         ------------         ------------
     Income from continuing operations                 2,165,163            5,142,897            6,494,431            9,800,862

Discontinued operations:
     Income from operations of discontinued
         properties                                        3,120                5,905                6,240                7,995
     Gain on sale of real estate                              --                8,774                   --                8,774
                                                    ------------         ------------         ------------         ------------

     Income before extraordinary charge                2,168,283            5,157,576            6,500,671            9,817,631

Extraordinary charge on early extinguishment
     of debt, net of
      minority interest of $771,962                           --                   --                   --           (1,314,421)
                                                    ------------         ------------         ------------         ------------
     Net income                                     $  2,168,283         $  5,157,576         $  6,500,671         $  8,503,210
                                                    ============         ============         ============         ============

                                 -- continued --

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                   (continued)


                                                   Three Months Ended June 30,                   Six Months Ended June 30,
                                               ------------------------------------        ------------------------------------
                                                    2001                  2002                  2001                  2002
                                               --------------        --------------        --------------        --------------
 Basic earnings per share:
      Income from continuing operations        $          .10        $          .20        $          .29        $          .40
      Discontinued operations                              --                    --                    --                    --
      Extraordinary charge                                 --                    --                    --                  (.05)
                                               --------------        --------------        --------------        --------------
          Net income                           $          .10        $          .20        $          .29        $          .35
                                               ==============        ==============        ==============        ==============

 Diluted earnings per share:
      Income from continuing operations        $          .10        $          .19        $          .29        $          .40
      Discontinued operations                              --                    --                    --                    --
      Extraordinary charge                                 --                    --                    --                  (.05)
                                               --------------        --------------        --------------        --------------
          Net income                           $          .10        $          .19        $          .29        $          .35
                                               ==============        ==============        ==============        ==============

 Weighted average common shares
    outstanding-basic                              22,075,527            26,057,433            22,051,006            24,162,174
                                               ==============        ==============        ==============        ==============

 Weighted average common shares
    outstanding-diluted                            22,430,422            26,621,114            22,405,901            24,725,855
                                               ==============        ==============        ==============        ==============

   The accompanying notes are an integral part of the condensed consolidated financial statements.


      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                            Three Months Ended June 30,             Six Months Ended June 30,
                                                          -------------------------------        -------------------------------
                                                              2001                2002               2001               2002
                                                          -----------         -----------        -----------         -----------
         Net income                                       $ 2,168,283         $ 5,157,576        $ 6,500,671         $ 8,503,210
                                                          -----------         -----------        -----------         -----------

         Other comprehensive (loss) income:
            Change in foreign currency translation
               adjustment                                      (3,448)            671,910           (276,716)            526,420
                                                          -----------         -----------        -----------         -----------
         Other comprehensive (loss) income                     (3,448)            671,910           (276,716)            526,420
                                                          -----------         -----------        -----------         -----------

            Comprehensive income                          $ 2,164,835         $ 5,829,486        $ 6,223,955         $ 9,029,630
                                                          ===========         ===========        ===========         ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    Six Months Ended June 30,
                                                                                                ---------------------------------
                                                                                                    2001                  2002
                                                                                                ------------         ------------
         Cash flows from operating activities:
            Net income                                                                          $  6,500,671         $  8,503,210
            Adjustments to reconcile net income to net cash provided by continuing operations:
              Income from discontinued operations, including gain on sale of real estate              (6,240)             (16,769)
              Depreciation and amortization                                                        2,767,660            2,707,442
              Income from equity investments in excess of distributions received                    (801,190)          (1,104,591)
              Extraordinary charge on extinguishment of debt, net                                         --            1,314,421
              Minority interest in income                                                            432,786              703,070
              Straight-line rent adjustments                                                          16,713              (92,753)
              Provision for uncollected rent                                                         250,000              310,000
              Unrealized gain on warrants                                                           (799,070)                  --
              Unrealized gain on interest rate cap derivative instrument                                  --               28,794
              Reversal of unrealized gain on warrants in connection with disposition                      --            2,128,000
              Gain on sale of warrants                                                                    --           (1,992,678)
              Loss on sale of real estate                                                             38,420                   --
              Impairment loss on real estate                                                       2,300,000                   --
              Issuance of shares in satisfaction of performance fees                               1,397,732            1,382,063
              Net change in operating assets and liabilities, net of assets and
                liabilities acquired                                                                 (34,294)          (1,782,100)
                                                                                                ------------         ------------
              Net cash provided by continuing operations                                          12,063,188           12,088,109
              Net cash provided by discontinued operations                                             6,870                9,255
                                                                                                ------------         ------------
                 Net cash provided by operating activities                                        12,070,058           12,097,364
                                                                                                ------------         ------------

         Cash flows from investing activities:

              Proceeds from sale of warrants                                                              --            1,992,678
              Proceeds from sale of real estate                                                      605,161              301,317
              Equity distributions received in excess of equity income                               197,279              365,574
              Payment of leasing costs                                                                    --             (244,237)
              Acquisition of real estate and additional capitalized costs                         (2,556,331)          (2,553,166)
              Redemption of dissenter interests with acquisition of business operations                   --           (1,774,385)
              Costs incurred in connection with acquisition of business operations                        --             (615,766)
              Cash acquired on acquisition of business operations                                         --              765,493
                                                                                                ------------         ------------
                 Net cash used in investing activities                                            (1,753,891)          (1,762,492)
                                                                                                ------------         ------------

         Cash flows from financing activities:

              Purchase of treasury stock                                                          (1,168,309)          (1,236,704)
              Repayment of mortgage payable                                                         (209,567)         (33,404,478)
              Payments of mortgage principal                                                      (2,296,784)          (2,323,047)
              Proceeds from mortgages                                                              1,444,467           36,472,511
              Proceeds from stock issuance                                                         1,170,749            1,038,115
              Distributions to minority partners                                                    (384,060)            (724,689)
              Contributions from minority partners                                                   485,011              250,375
              Prepayment premium on extinguishment of debt                                                --           (2,086,383)
              Payment of financing costs                                                             (66,632)          (1,409,945)
              Dividends paid                                                                      (9,175,472)          (9,439,849)
                                                                                                ------------         ------------
                 Net cash used in financing activities                                           (10,200,597)         (12,864,094)
                                                                                                ------------         ------------

                 Effect of exchange rate changes on cash                                                  --                7,702
                                                                                                ------------         ------------

                 Net increase (decrease) in cash and cash equivalents                                115,570           (2,521,520)

         Cash and cash equivalents, beginning of period                                            7,181,199            7,388,480
                                                                                                ------------         ------------

                 Cash and cash equivalents, end of period                                       $  7,296,769         $  4,866,960
                                                                                                ============         ============

                                 -- continued --

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (continued)

Noncash investing activities:

A. The purchase of Corporate Property Associates 10 Incorporated consisted of the acquisition of certain assets and liabilities at fair value in exchange for the issuance of shares, notes payable and a cash payment to dissenters as follows:

         Real estate assets                                                    $ 127,721,807
         Equity investment in Marcourt Investments, Inc., a real estate
             investment trust                                                     11,993,899
         Cash                                                                        765,493
         Other assets                                                              5,204,479
         Mortgage notes payable, net of discount of $294,273                     (52,077,045)
         Other liabilities                                                        (5,231,182)
         Minority interest                                                        (2,092,437)
                                                                               -------------
               Net assets acquired                                             $  86,285,014
                                                                               =============


         Shares issued                                                         $  73,553,941
         Notes payable issued, net of discount of $383,737                        10,956,688
         Cash paid for redemption of dissenter interests                           1,774,385
                                                                               -------------
               Consideration paid                                              $  86,285,014
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

Note 2. Business Combination with Corporate Property Associates 10 Incorporated:

On May 1, 2002, the Company and Corporate Property Associates 10 Incorporated ("CPA(R):10"), another real estate investment trust managed by W. P. Carey & Co. LLC, completed a merger of CPA(R):10 with and into the Company pursuant to a Merger Agreement dated December 14, 2001 between the companies. Under the terms of the merger, the Company is the surviving company. The total purchase price is $87,232,302, including transaction costs of $947,288. Pursuant to the merger, CPA(R):10 stockholders had the option of receiving either 0.8445 of a share of newly issued Company common stock for each CPA(R):10 common share that he or she owned, or, upon election by the shareholders who owned shares on December 13, 2001, a promissory note bearing interest at the annual rate of 4% payable on or before December 31, 2004 for $11.23 per share of CPA(R):10 common stock. The exchange ratio for issuing shares of the Company to CPA(R):10 shareholders was determined based on independent valuations of each company. Shareholders who became shareholders of record after December 13, 2001 or those who did not vote in favor of the merger did not have the option to receive a promissory note and received Company common stock in the merger. At meetings of the shareholders of both companies held on April 16, 2002, the merger was approved by more than the requisite two-thirds majority of the outstanding shares of each company. Shareholders holding 6,549,773 shares of CPA(R):10 common stock received 5,531,269 ($73,553,941) shares of Company common stock and shareholders representing 1,009,833 shares of CPA(R):10 common stock elected to receive promissory notes with a total principal amount of $11,340,425. Shareholders holding 158,004 shares of CPA(R):10 common stock elected not to participate and their shares were redeemed for $1,774,385.

The Company has accounted for the merger under the purchase method of accounting (see also the Statements of Cash Flows). The purchase price has been allocated to the assets and liabilities acquired based upon their fair market values. The assets acquired consist primarily of commercial real estate properties net leased to single corporate tenants and an interest in a real estate investment trust, Marcourt Investments, Inc. ("Marcourt"), that owns property net leased to a single tenant. The Company owned an approximate 23% interest in Marcourt prior to the acquisition of CPA(R):10. The liabilities acquired consist primarily of limited recourse mortgage obligations. Additionally, the Company issued notes payable to former CPA(R):10 shareholders who elected not to receive shares of the Company. Differences between the fair value of mortgages and notes payable and the stated amounts of such obligations are being amortized as an adjustment to interest expense over the remaining term of each obligation. The fair value of real estate and equity investment was based on independent appraisals. The fair value of mortgages and notes payable was determined by discounting the future cash flows using market rates as of the date of the merger.

In connection with evaluating the fair value of its real estate assets, the Company assigned a portion of the value to leases to the extent that the rents on the acquired properties differed from the Company's estimate of fair market rentals. The fair value attributed to leases rather than land and buildings is being amortized over the remaining lease terms as an adjustment of rental income or interest income from direct financing leases.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

Note 3.  Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month and six-month periods ended June 30, 2001 and 2002 were calculated as follows:

                                                                           Three Months Ended June 30,
                                                                      ------------------------------------
                                                                           2001                  2002
                                                                      --------------        --------------
         Net income                                                   $    2,168,283        $    5,157,576
                                                                      ==============        ==============

         Weighted average shares - basic                                  22,075,527            26,057,433
         Effect of dilutive securities:  Stock warrants                      354,895               563,681
                                                                      --------------        --------------
         Weighted average shares - diluted                                22,430,422            26,621,114
                                                                      ==============        ==============

         Basic earnings per share from continuing operations          $          .10        $          .20
         Discontinued operations                                                  --                    --
                                                                      --------------        --------------
         Basic earnings per share                                     $          .10        $          .20
                                                                      ==============        ==============

         Diluted earnings per share from continuing operations        $          .10        $          .19
         Discontinued operations                                                  --                    --
                                                                      --------------        --------------
         Diluted earnings per share                                   $          .10        $          .19
                                                                      ==============        ==============

                                                                          Six Months Ended June 30,
                                                                      ---------------------------------
                                                                         2001                 2002
                                                                      -----------        --------------
         Income before extraordinary charge                           $ 6,500,671        $    9,817,631
         Extraordinary charge                                                  --            (1,314,421)
                                                                      -----------        --------------
         Net income                                                   $ 6,500,671        $    8,503,210
                                                                      ===========        ==============

         Weighted average shares - basic                               22,051,006            24,162,174
         Effect of dilutive securities:  Stock warrants                   354,895               563,681
                                                                      -----------        --------------
         Weighted average shares - diluted                             22,405,901            24,725,855
                                                                      ===========        ==============

         Basic earnings per share from continuing operations          $       .29        $          .40
         Discontinued operations                                               --                    --
         Extraordinary charge                                                  --                  (.05)
                                                                      -----------        --------------
         Basic earnings per share                                     $       .29        $          .35
                                                                      ===========        ==============

         Diluted earnings per share from continuing operations        $       .29        $          .40
         Discontinued operations                                               --                    --
         Extraordinary charge                                                  --                  (.05)
                                                                      -----------        --------------
         Diluted earnings per share                                   $       .29        $          .35
                                                                      ===========        ==============

Note 4.  Transactions with Related Parties:

The Company's asset management and performance fees payable to its Advisor, Carey Asset Management Corp., a wholly-owned subsidiary of W. P. Carey & Co. LLC, are each 1/2 of 1% per annum of Average Invested Assets, as defined in the Company's advisory agreement. The Company incurred asset management fees, payable to its Advisor, Carey Asset Management Corp., of $678,118 and $837,207 for the three-month periods ended June 30, 2001 and 2002, respectively, and $1,383,845 and $1,540,957 for the six-month periods ended June 30, 2001 and 2002, respectively, with performance fees in like amounts. General and administrative expense reimbursements were $288,479 and $411,293 for the three-month periods ended June 30, 2001 and 2002, respectively, and $589,093 and $698,807 for the six-month periods ended June 30, 2001 and 2002, respectively.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

Note 5.  Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the six-month periods ended June 30, 2001 and 2002 are as follows: 2001 2002

                                                               2001                 2002
                                                           ------------         ------------
         Per Statements of Income:
             Rental income from operating leases           $ 14,253,423         $ 15,100,691
             Interest from direct financing leases            6,175,158            6,600,049

         Adjustments:
             Share of leasing revenue applicable to
                minority interest                              (881,659)          (1,245,221)
             Share of leasing revenue from equity
                investments                                   6,023,676            7,481,043
                                                           ------------         ------------
                                                           $ 25,570,598         $ 27,936,562
                                                           ============         ============

For the six-month periods ended June 30, 2001 and 2002, the Company earned its net lease revenues from its investments as follows:

                                                        2001                     %              2002                     %
                                                    -----------                 ---         -----------                 ---
         Marriott International, Inc. (a)           $ 2,417,920                   9%        $ 3,067,793                  11%
         Omnicom Group, Inc.                          2,132,689                   8           2,132,689                   7
         Advanced Micro Devices, Inc. (a)             1,524,097                   6           1,629,469                   5
         Best Buy Co., Inc. (b)                       1,501,203                   6           1,492,100                   5
         Electronic Data Systems Corporation          1,194,869                   5           1,369,514                   5
         Big V Holding Corp.                          1,032,071                   4           1,040,761                   4
         Lucent Technologies, Inc.                      926,414                   4             972,033                   3
         UTI Holdings, Inc.                             642,305                   2             893,077                   3
         Garden Ridge, Inc.                             773,140                   3             778,217                   3
         Sicor, Inc. (a)                                736,368                   3             736,368                   3
         Merit Medical Systems, Inc.                    732,701                   3             732,701                   3
         The Upper Deck Company (a)                     693,023                   3             726,110                   3
         Barnes & Noble, Inc.                           713,279                   3             722,688                   3
         Q Clubs, Inc.                                  697,293                   3             710,098                   3
         Michigan Mutual Insurance Company              681,471                   3             681,506                   2
         Compucom Systems, Inc. (a)                     652,268                   3             678,178                   2
         Del Monte Corporation (c)                      643,125                   2             643,125                   2
         Plexus Corp.                                   634,346                   2             634,346                   2
         Bell Sports Corp.                              573,111                   2             587,536                   2
         Information Resources, Inc. (b)                     --                  --             569,704                   2
         Detroit Diesel Corporation                     448,967                   2             454,019                   2
         Childtime Childcare, Inc.                      324,446                   1             446,664                   2
         Other                                        5,895,492                  23           6,237,866                  23
                                                    -----------                 ---         -----------                 ---
                                                    $25,570,598                 100%        $27,936,562                 100%
                                                    ===========                 ===         ===========                 ===

         (a) Represents the Company's proportionate share of lease revenues from its equity investments.

         (b)      Net of amounts applicable to minority interests.

         (c) Represents the Company's proportionate share of lease revenues from its equity investment in 2002.

Note 6. Equity Investments:

The Company owns a 47.3% interest in Marcourt Investments, Inc. ("Marcourt"), a real estate investment trust which net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc. The Company also owns interests in properties leased to corporations through equity interests in various partnerships and limited liability companies subject to joint control. The ownership interests range from 33.33% to 50%, and the underlying investments are owned

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

with affiliates that have similar investment objectives as the Company. The lessees are Sicor Inc., The Upper Deck Company, Advanced Micro Devices, Inc., Compucom Systems, Inc. and Del Monte Corporation.

Summarized financial information of the Company's equity investees is as follows:

         (in thousands)                                       December 31, 2001      June 30, 2002
                                                              -----------------      -------------
         Assets (primarily real estate)                            $347,429            $345,510
         Liabilities (primarily mortgage notes payable)             220,750             216,769
         Shareholders' and members' equity                          126,679             128,741

                                                                                Six Months Ended June 30,
                                                                               --------------------------
                                                                                2001               2002
                                                                               -------            -------
         Revenues (primarily rental income and interest income from
             direct financing leases)                                          $19,623            $21,809
         Expenses (primarily interest on mortgage and depreciation)             10,127             10,724
                                                                               -------            -------
         Net income                                                            $ 9,496            $11,085
                                                                               =======            =======

Note 7.  Sale of Securities and Real Estate and Assets Held for Sale:

In June 1993, the Company was granted warrants to purchase 194,356 shares of common stock of Merit Medical Systems, Inc. ("Merit Medical") at an exercise price of $4.87 (as adjusted for subsequent stock split) in connection with structuring a net lease with Merit Medical. In March 2002, the Company sold its warrant position in Merit Medical and realized a gain on sale of $1,992,678. Changes in the fair value of the warrants had been recognized for financial statement purposes in the determination of income. In connection with the sale, the Company reversed the unrealized appreciation on the Merit Medical warrants of $2,128,000, representing the cumulative fair value that had been recognized in the determination of income in prior periods.

In May 2002, the Company sold a property in Little Rock, Arkansas leased to Affiliated Foods Southwest, Inc. and a portion of excess land at a property in Tucson, Arizona. The Company received sale proceeds of $301,317 and recognized a gain on sale of $8,774. The operations of the Little Rock property and the gain on sale have been included in income from discontinued operations in the accompanying condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2001 and 2002.

The Company owns a property in Farmingdale, New York which is held for sale with a carrying value of $6,910,554 as of December 31, 2001 and June 30, 2002. The results of operations for the Farmingdale property for the six months ended June 30, 2001 and 2002 reflected net losses of $2,139,507 and $264,569, respectively. The results for the six months ended June 30, 2001 included an impairment loss on real estate of $2,300,000. As a result of classifying the property as an asset held for sale, no depreciation expense was incurred in 2002. If depreciation expense had been incurred, such amount would have been $17,705. The Company expects to dispose of the property within the next twelve months.

Note 8.  Interest Rate Cap Agreement:

In connection with extending a mortgage loan in June 2002, the Company was required to enter into a separate interest rate cap agreement, a derivative financial instrument, with a notional amount of $6,750,000, a strike of 8%, based on the one-month London Inter-Bank Offered Rate and a maturity of April 1, 2005.

The Company paid $36,000 to enter into the agreement, and the cost will be charged to interest expense over the life of the contract. To determine the fair values of this derivative instrument, the Company uses an options pricing model and assumptions that are based on market conditions and risks existing at each balance sheet date. The estimated fair value of the interest rate cap is $7,206 and is included in other assets in the accompanying condensed consolidated financial statements. The interest rate cap is marked to market but did not meet the criteria required to qualify for hedge accounting and, therefore, the change in the fair value of the interest rate cap of $28,794 has been charged to earnings for the periods ended June 30, 2002.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

Note 9.  Pro Forma Financial Information:

The following consolidated pro forma financial information has been presented as if the merger of Corporate Property Associates 10 Incorporated into the Company had occurred on January 1, 2001 and 2002 for the three-month and six-month periods ended June 30, 2001 and 2002, respectively. In Management's opinion, all adjustments necessary to reflect the merger and the related issuance of common stock of the Company have been made. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

(in thousands, except share and per share amounts)
                                                           Three Months Ended June 30,
                                                       -----------------------------------
                                                          2001                    2002
                                                       ----------               ----------
Pro forma total revenues                               $   14,519               $   13,188
Pro forma net income                                   $    4,108               $    5,560

Pro forma earnings per share:
    Basic                                              $      .15               $      .20
    Diluted                                            $      .15               $      .20

                                                             Six Months Ended June 30,
                                                           -----------------------------
                                                             2001                 2002
                                                           -------               -------
Pro forma total revenues                                   $28,774               $26,481
Pro forma income before extraordinary charge               $10,601                12,305
Pro forma net income                                       $10,601                10,991

Pro forma earnings per share:
     Basic                                                 $   .38               $   .40
     Diluted                                               $   .38               $   .39

The pro forma net income and earnings per share figures for both the three-month and six-month periods ended June 30, 2001 presented above include a non-recurring, non-cash impairment loss on real estate of $2,300,000, an unrealized gain on warrants of $779,070 and a loss on sale of real estate of $38,420. The pro forma net income and earnings per share for the six-month period ended June 30, 2002 include a reversal of unrealized gain on warrants of $2,128,000, a realized gain on sale of warrants of $1,992,678 and an extraordinary charge on early extinguishment of debt of $1,314,421, net of minority interest.

Note 10.  Extraordinary Charge on Early Extinguishment of Debt:

The Company and Corporate Property Associates 12 Incorporated ("CPA(R):12"), an affiliate, own 63% and 37% ownership interests, respectively, in a general partnership that net leases 12 properties to Best Buy Co., Inc. ("Best Buy") under a master lease.

In February 2002, the Best Buy general partnership paid off an existing limited recourse mortgage loan of $25,743,178 and paid a prepayment premium of $2,086,383 in connection with retiring the loan. As a result of paying the premium, the Company incurred an extraordinary charge on the early extinguishment of debt of $1,314,421, which is net of CPA(R):12's minority interest of $771,962. The retired loan provided for monthly payments of interest and principal of $291,290 at an annual interest rate of 9.01%. The general partnership obtained a new limited recourse mortgage loan of $28,500,000 which provides for monthly payments of interest and principal of $210,427 at an annual interest rate of 7.49%. The loan matures in May 2012 at which time a balloon payment is scheduled.

Note 11.  Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

SFAS No. 141 requires that all business combinations and asset acquisitions be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on the Company's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized but are tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and are amortized over their useful lives. The adoption of SFAS No. 142 on January 1, 2002 did not have a material effect on the Company's financial statements.

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

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early adoption is permitted. Upon adoption, the Company will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented. The Company has not elected early adoption.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect SFAS No. 146 to have a material effect on the Company's financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Carey Institutional Properties Incorporated's ("CIP(R)") condensed consolidated financial statements and notes thereto as of June 30, 2002 included in this quarterly report and CIP(R)'s Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievement of CIP(R) to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CIP(R) that the results or conditions described in such statements or the objectives and plans of CIP(R) will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2001 provides a description of CIP(R)'s business objectives, acquisition and financing strategies and risk factors which could affect future operating results.

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

CIP(R) also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents and residual values. In its evaluations, CIP(R) obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. CIP(R) will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because CIP(R)'s properties are leased to single tenants, CIP(R) is more likely to incur significant writedowns when circumstances affecting a tenant deteriorate because of the possibility that a property will be vacated in its entirety. Therefore, this risk is different than the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset.

CIP(R) recognizes rental income from sales overrides when reported by lessees, that is, after the level of sales requiring a rental payment to CIP(R) is reached.

CIP(R) and affiliated REITs are investors in certain real estate ventures. Certain of the investments are held through incorporated or unincorporated jointly-held entities and certain investments are held directly as tenants in common. Substantially all of these investments represent jointly purchased properties which were net leased to a single tenant and were structured to provide diversification and reduce concentration of a risk from a single lessee for CIP(R) and the affiliated REIT. The placement of an investment in a jointly-held entity or tenancy in common requires the approval of CIP(R)'s Independent Directors. All of the jointly held investments are structured so that CIP(R) and the affiliated REIT contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. The presentation of these jointly-held investments and their related results in the accompanying condensed consolidated financial statements is determined based on factors such as controlling interest, significant influence and whether either party has the ability to make independent decisions. All of the jointly-held investments are subject to contractual agreements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CIP(R) classifies its directly-owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investment in direct financing leases based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, CIP(R) uses estimates of remaining economic life provided by independent appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease's implicit interest rate which requires an estimate of the residual value of leased assets as of the end of the noncancellable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets.

RESULTS OF OPERATIONS:

Effective May 1, 2002, CIP(R) acquired the business operations of an affiliated real estate investment trust, Corporate Property Associates 10 Incorporated ("CPA(R):10"), through a merger approved by the shareholders of both companies in April 2002. CPA(R):10's operations consisted of one business segment comprised of the investment in and the leasing of industrial and commercial real estate. As a result of the merger, CIP(R) has increased its asset base and expanded its real estate portfolio by acquiring interests in 45 properties with a fair value of $139,716,000 and has assumed 17 leases with 14 tenants. Such real estate was encumbered by limited recourse mortgage debt with a fair value of $52,077,000 as of the date of acquisition. As a result of the merger with CPA(R):10, CIP(R)'s net income for the three-month and six-month periods ended June 30, 2002 is not directly comparable to the three-month and six-month periods ended June 30, 2001.

Net income for the three-month and six-month periods ended June 30, 2002 increased by $2,989,000 and $2,003,000, respectively, as compared with the three-month and six-month periods ended June 30, 2001. Income from continuing operations before gains and excluding the effect of a $2,300,000 noncash impairment loss in 2001 increased $1,467,000 and $1,931,000 for the three-month and six-month periods, respectively. The increases are primarily due to increases in lease revenues and income from equity investments and a decrease in interest expense which was partially offset by increases in general and administrative and property expenses. The results of a property disposed during the six-month period ended June 30, 2002 have been classified as a discontinued operation. The effect of this disposal did not have a material impact on earnings.

Of the increase in lease revenues (rental income and interest income from direct financing leases) for both the three-month and six-month periods of $1,805,000 and $1,272,000, respectively, approximately $2,516,000 was due to the acquisition of CPA(R):10's real estate portfolio of interests in 45 properties. Lease revenues also benefited from the completion of build-to-suit properties leased to UTI Holdings, Inc. placed into service in April 2001 and a hotel in Toulouse, France in February 2002. The increase in these lease revenues was offset by the reduction in revenues following the September 2001 sale of six retail stores leased to Wal-Mart Stores, Inc. and the vacating of two properties formerly leased to Waban, Inc. and Bolder Technologies Corporation, which will result in an annual reduction of lease revenues of $2,799,000.

The increase in income from equity investments for both the three-month and six-month periods was due to the increase in CIP(R)'s ownership interest in Marcourt Investments, Inc. As a result of the merger, CIP(R)'s investment in Marcourt increased to 47.33% from 23.67%. Income from equity investments also increased due to the reclassification of CIP(R)'s investment in the Del Monte Corporation properties in October 2001 when ownership of the properties were transferred to a partnership and a jointly-controlled tenancy-in-common that CIP(R) owns with an affiliate. The Del Monte reclassification has no effect on net income; however, CIP(R) now reports its share of net income from the equity investment in its financial statements rather than reporting the proportionate share of underlying revenues and expenses. The Del Monte reclassification increased income from equity investments for the current three-month and six-month periods by $139,000 and $276,000.

Interest expense decreased for both the three-month and six-month periods primarily as a result of the payoff of mortgage loans on the Wal-Mart Stores, Inc. in September 2001 in connection with the sale of the Wal-Mart properties and the satisfaction of loans on the Superior Telecommunications, Inc. and Bell Sports Corp. properties since September 2001. In addition, the continuing amortization of principal on CIP(R)'s existing mortgage obligations and lower interest on its variable rate loans contributed to a reduction of interest expense. Such decreases were offset by approximately $680,000 of interest expense from existing mortgages on the properties acquired from CPA(R):10.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General and administrative expense for both the three-month and six-month periods ended June 30, 2002 increased primarily as a result of the merger. Certain expenses, such as transfer agent and printing expenses, increased as a portion of such costs are based on the number of shareholders, and other expenses increased as a result of the increase in CIP(R)'s asset base, such as state level income and franchise taxes. The merger also resulted in an increase in property expenses caused by an increase in asset management fees and performance fees. The fees are based on the appraised value of CIP(R)'s real estate assets (including equity investments). As a result of the acquisition of CPA(R):10's real estate assets, the appraised value of CIP(R)'s real estate assets increased by approximately 29%. For the current three-month and six-month periods, the increase in the asset-based fees from the newly-acquired assets was approximately $267,000.

CIP(R)'s extraordinary charge on the extinguishment of debt was due to a prepayment premium incurred in connection with paying off the existing mortgage loan on the Best Buy Co., Inc. ("Best Buy") properties. In connection with the refinancing of the Best Buy properties, annual debt service will decrease by $970,000. CIP(R)'s share of the increase in annual cash flows from the Best Buy properties is $611,000.

FINANCIAL CONDITION

Cash flows from operations of $12,097,000 and equity investments of $366,000 were sufficient to fund dividends to shareholders of $9,440,000, pay scheduled mortgage principal payment installments of $2,323,000 and fund distributions to minority partners of $725,000. CIP(R) projects that it will have sufficient cash flow to meet its cash flow objectives.

In addition to issuing approximately 5,531,000 shares of common stock to acquire the business operations of CPA(R):10, CIP(R)'s investing activities for the six months ended June 30, 2002 included using $2,553,000 to fund construction of an expansion at its hotel property in Toulouse, France which is scheduled to be completed in September 2002, and other additional capitalized real estate costs at existing properties. A final funding for completion of an expansion of the Holiday Inn, Toulouse property is estimated to amount to approximately $304,000. As the result of selling its warrant position in Merit Medical Systems, Inc, CIP(R) received $1,993,000 in cash. CIP(R) used $616,000 to pay costs related to the merger with CPA(R):10 and the related acquisition of CPA(R):10's assets and liabilities. As a result of the merger with CPA(R):10, CIP(R) acquired $765,000 of cash and used $1,774,000 to satisfy the interests of certain CPA(R):10 shareholders who were dissenters of CIP(R)'s acquisition of CPA(R):10. Costs to complete the retrofit of the vacant Austin, Texas facility are being evaluated and are estimated to be in excess of $750,000.

In addition to the payment of dividends and scheduled principal mortgage payments, CIP(R)'s financing activities for the six months ended June 30, 2002 include obtaining mortgage proceeds of $36,473,000 from refinancing the mortgage loans on properties leased to Best Buy and Plexus Corp. and advances on a construction loan for the completion of the Toulouse hotel expansion. A portion of the mortgage proceeds obtained was used to pay off $29,762,000 of existing loans on the Best Buy and Plexus properties in connection with the refinancing of these loans. CIP(R) also used $3,642,000 to pay a scheduled balloon payment on a loan for a property leased to Bell Sports Corp. In connection with the Best Buy mortgage loan prepayment, CIP(R) incurred a $2,086,000 prepayment penalty. As a result of refinancing the loan on the Best Buy properties annual cash flow will increase by $611,000 (net of the amount distributable to the minority owner interest) and the annual interest rate decreased to 7.49% from 9.01%. The new $28,500,000 loan on the Best Buy properties will mature in 2012. CIP(R) successfully negotiated a two-year extension through March 2004 on a $7,700,000 loan on a property leased to Lucent Technologies, Inc. and which was initially scheduled to mature in April 2002. A balloon payment of $1,880,000 on a loan for a property leased to Petsmart, Inc. is scheduled for payment in November 2002. CIP(R) expects to refinance the loan but has sufficient cash resources to pay it off.

In connection with the merger with CPA(R):10, each shareholder of CPA(R):10 that elected to receive shares received 0.8445 of newly issued CIP(R) common stock for every share of CPA(R):10 that he or she owned. Approximately 5,531,000 (totaling approximately $73,554,000) new shares of CIP(R) were issued which represent approximately 25% of the ownership of CIP(R) as of the effective date of the merger, May 1, 2002. Approximately 13% of CPA(R):10's shareholders did not elect to receive shares of CIP(R) and were issued promissory notes with a face value of $11.23 for each share of CPA(R):10 that he or she owned. As a result, CIP(R) has issued promissory notes of with a total principal amount of $11,340,000. The notes bear interest at an annual rate of 4% and will be payable by no later than December 31, 2004. As a result, CIP(R) will incur annual interest charges of approximately $455,000 until the notes are paid off. CIP(R) expects to be able to meet its interest payment obligation but does not have sufficient cash reserves to pay off the notes when they mature. If CIP(R) is unable to pay off the notes from cash generated from its operations, it will need to assess whether it

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

can obtain the necessary funds. The alternatives for raising the necessary cash include, but are not limited to, placing mortgage debt on unencumbered properties, refinancing existing limited recourse mortgage loans, obtaining unsecured debt or selling properties.

CIP(R) and certain affiliates are currently negotiating with a single lender to obtain limited recourse mortgage financing on currently unencumbered properties or refinance existing mortgage loans on several leased properties. In the event the negotiations are successful, the lender will pool the loans and place them in a trust that will sell the interests as collateralized mortgage obligations ("CMO") in a private placement to institutional investors. The sole assets of the trust would consist of the loans from CIP(R) and its affiliates. CIP(R) and its affiliates believe that the ability to securitize its mortgage obligations in a CMO pool facilitates placement of mortgage financing on a wider range of properties including, but not limited to, supermarkets, movie theaters and health clubs and at more favorable interest rates. None of the loans will be cross-collateralized nor include cross-default provisions.

As a condition of pooling the loans, CIP(R) and its affiliates would acquire a separate class of interests in the trust (the "CPA(R) Interests"). Distributions to the CPA(R) Interests would be subordinate to all ownership interests in the trust and payable only when all other distributions are current. The ability to pay distributions to the CPA(R) Interests may be affected by defaults on any of the loans resulting from the nonpayment of rent by lessees. If there are no or few defaults, ownership of the subordinated CPA(R) Interests may provide additional income to CIP(R). The sale of the loans and related formation of the trust is currently scheduled for the third quarter; however, there is no assurance that the contemplated transaction will be completed.

In connection with extending a mortgage loan with a variable interest rate, CIP(R) was required to enter into a separate interest rate cap agreement with a notional amount of $6,750,000 and a strike of 8%. An interest rate cap agreement is a derivative financial instrument designed to hedge interest risk on variable interest debt. Approximately 7% of CIP(R)'s outstanding debt is variable rate and the use of derivative financial instruments to hedge interest rate risk is not currently significant to CIP(R)'s risk management.

A summary of CIP(R)'s contractual obligations and commitments is as follows:

(in thousands)                          Total        2002         2003         2004         2005         2006      Thereafter
                                      --------     --------     --------     --------     --------     --------    ----------
Obligations:
  Limited recourse mortgage notes
     payable                          $207,072     $ 11,113     $ 20,020     $ 17,562     $ 14,076     $ 13,524     $130,777
  Unsecured notes payable               11,340                                 11,340
  Subordinated disposition fees            778                                                                           778
Commitments:
  Commitments for build-to-suit
     construction                        2,553        2,553
  Share of minimum rents payable
     under office cost-sharing
     agreement                           1,008           83          246          246          246          187           --
                                      --------     --------     --------     --------     --------     --------     --------
                                      $222,751     $ 13,749     $ 20,266     $ 29,148     $ 14,322     $ 13,711     $131,555
                                      ========     ========     ========     ========     ========     ========     ========

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations and asset acquisitions be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on CIP(R)'s financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized but are tested for

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS No. 142 on January 1, 2002 did not have a material effect on CIP(R)'s financial statements.

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

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early adoption is permitted. Upon adoption, CIP(R) will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented. CIP(R) has not elected early adoption.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. CIP(R) does not expect SFAS No. 146 to have a material effect on its financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

      Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. In pursuing its business plan, the primary market risks to which CIP(R) is exposed are interest rate risk and foreign currency exchange risk.

The value of CIP(R)'s real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees and may affect CIP(R)'s ability to refinance its debt when balloon payments are scheduled.

Approximately $197,141,000 of CIP(R)'s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The annual interest rates on the fixed rate debt as of June 30, 2002 ranged from 6.95% to 10%. The annual interest rates on the variable rate debt as of June 30, 2002 ranged from 5.84% to 9.63%.

(in thousands)           2002          2003          2004          2005          2006       Thereafter      Total      Fair Value
                       --------      --------      --------      --------      --------     ----------     --------    ----------
Fixed rate debt        $  2,217      $ 19,735      $ 25,859      $ 13,906      $ 13,330      $122,094      $197,141     $197,469
Weighted average
    interest rate          8.56%         9.13%         7.03%         8.93%         7.17%         7.47%
Variable rate debt     $  8,896      $    285      $  3,043      $    170      $    194      $  8,683      $ 21,271     $ 21,271

CIP(R) has one interest rate cap agreement contract, a derivative financial instrument, with a notional amount of $6,750,000, and a strike of 8% based on the one-month London Inter-Bank Offered Rate. The use of derivative financial instruments is not currently significant to CIP(R)'s risk management.

CIP(R) has foreign operations. Accordingly, CIP(R) is subject to foreign currency exchange risk from the effects of exchange rate movements of foreign currencies and this may affect future costs and cash flows; however, exchange rate movements to date have not had a significant effect on CIP(R)'s financial position or results of operations. To date we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART II

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 16, 2002, a special meeting of shareholders of CIP(R) was held for the sole purpose of approving a merger between CIP(R) and Corporate Property Associates 10 Incorporated ("CPA(R):10"), another non-traded REIT managed by the Company's Advisor, whereby CIP(R) would be the surviving company. Holders of 16,075,000 shares (72%) of CIP(R) voted in favor of the merger, holders of 514,700 shares (2%) voted against the merger and holders of 5,607,000 shares (26%) abstained from voting. Holders of more than two-thirds of the outstanding shares of CIP(R) were required to approve the merger. At a meeting held on the same day, the shareholders of CPA(R):10 also approved the merger. The merger was consummated on May 1, 2002.

An annual Shareholders meeting was held on June 11, 2002, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:

         Name Of Director         Total Shares Voting     Shares Voting Yes       Shares Voting No     Shares Abstaining
         ----------------         -------------------     -----------------       ----------------     -----------------
         William P. Carey              11,516,371            11,450,078                 7,543                58,750
         Francis X. Diebold            11,516,371            11,448,621                 9,000                58,750
         William Ruder                 11,516,371            11,411,263                46,358                58,750
         George E. Stoddard            11,516,371            11,397,153                60,468                58,750
         Ralph F. Verni                11,516,371            11,457,621                    --                58,750
         Warren G. Wintrub             11,516,371            11,455,194                 2,427                58,750

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  99.1     Chief Executive Officer's Certification Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2     Chief Financial Officer's Certification Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

         During the quarter ended June 30, 2002, the Company filed Report on Form 8-K, dated May 15, 2002, to report Acquisition of Assets and which was amended in Report on Form 8-K/A, Amendment No. 1 to Form 8-K, dated June 26, 2002.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CAREY INSTITUTIONAL PROPERTIES INCORPORATED

8/13/02                      By:   /s/ John J. Park
-------                            ----------------------------
 Date                                  John J. Park
                                       Executive Vice President, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

8/13/02                      By:   /s/ Claude Fernandez
-------                            ----------------------------
 Date                                  Claude Fernandez
                                       Executive Vice President and
                                       Chief Administrative Officer
                                                (Principal Accounting Officer)