Form 10-Q
period 2002-09-30
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2002-11-12
CIK 873394

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                For the quarterly period ended SEPTEMBER 30, 2002

                                       of

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

CIP(R) has no active market for common stock at November 11, 2002.
CIP(R) has 27,889,940 shares of common stock, $.001 par value outstanding at November 11, 2002.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     INDEX

                                                                                                     Page No.
                                                                                                     --------
PART I

Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets, as of December 31, 2001
               and September 30, 2002                                                                     2

               Condensed Consolidated Statements of Income for the three and nine
               months ended September 30, 2001 and 2002                                                 3-4

               Condensed Consolidated Statements of Comprehensive Income
               for the three and nine months ended September 30, 2001 and 2002                            4

               Condensed Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2001 and 2002                                                        5-6

               Notes to Condensed Consolidated Financial Statements                                    7-14

Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                    15-19

Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                     20

Item 4. - Controls and Procedures                                                                        20

PART II - Other Information

Item 4. - Submission of Matters to a Vote of Security Holders                                            21

Item 6. - Exhibits and Reports on Form 8-K                                                               21

Signatures                                                                                               22

Certifications                                                                                        22-23

* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   December 31, 2001         September 30, 2002
                                                                                   -----------------         ------------------
                                                                                        (Note)                   (Unaudited)
                                                                                        ------                   -----------
         ASSETS:
Land and buildings, net of accumulated depreciation of $26,240,326 at
   December 31, 2001 and $29,000,180 at September 30, 2002                            $195,962,495               $302,079,051
Net investment in direct financing leases                                              101,498,035                135,483,001
Real estate under construction                                                           7,969,435                  5,268,851
Assets held for sale                                                                     6,910,554                  9,410,554
Equity investments                                                                      43,776,928                 57,627,677
Cash and cash equivalents                                                                7,388,480                 34,996,244
Marketable securities                                                                            -                 12,576,513
Other assets                                                                             5,800,715                 13,923,659
                                                                                       -----------                -----------
         Total assets                                                                 $369,306,642               $571,365,550
                                                                                       ===========                ===========

         LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable, net of discount
   of $365,519 at September 30, 2002                                                  $146,456,175               $253,793,612
Mortgage note payable on property held for sale                                          6,075,832                  5,953,887
Notes payable, net of discount of $323,778                                                       -                 11,249,795
Accrued interest                                                                           874,728                  1,483,894
Accounts payable and accrued expenses                                                    1,454,040                  1,318,894
Accounts payable to affiliates                                                           1,898,009                  2,225,223
Dividends payable                                                                        4,714,132                  5,936,464
Prepaid rental income and security deposits                                              2,349,622                  2,272,780
Other liabilities                                                                                -                  3,953,178
                                                                                       -----------                -----------
         Total liabilities                                                             163,822,538                288,187,727
                                                                                       -----------                -----------
Minority interest                                                                        7,031,014                 13,848,912
                                                                                       -----------                -----------

Commitments and contingencies

Shareholders' equity:
Common stock, shares issued and outstanding, $.001 par value; authorized,
   40,000,000 shares; 22,994,375 and 28,745,088 shares issued and
   outstanding at December 31, 2001 and September 30, 2002                                  22,994                     28,745
Additional paid-in capital                                                             230,880,420                307,481,823
Dividends in excess of accumulated earnings                                            (22,897,031)               (28,050,963)
Accumulated other comprehensive (loss) income                                             (411,420)                   243,910
                                                                                       -----------                -----------
                                                                                       207,594,963                279,703,515
Less, common stock in treasury at cost, 810,237 and 907,772 shares at
   December 31, 2001 and September 30, 2002                                             (9,141,873)               (10,374,604)
                                                                                       -----------                -----------
         Total shareholders' equity                                                    198,453,090                269,328,911
                                                                                       -----------                -----------
         Total liabilities and shareholders' equity                                   $369,306,642               $571,365,550
                                                                                       ===========                ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              Three Months Ended                          Nine Months Ended
                                                              ------------------                          -----------------
                                                                 September 30,                              September 30,
                                                                 -------------                              -------------
                                                           2001                 2002                  2001                2002
                                                           ----                 ----                  ----                ----
Revenues:
  Rental income                                        $ 7,194,574          $ 9,422,344           $21,447,997         $24,520,726
  Interest income from direct financing leases           3,083,293            3,951,742             9,258,451          10,551,791
  Interest and other income                                 72,851              190,108               424,938             251,973
                                                        ----------           ----------            ----------          ----------
                                                        10,350,718           13,564,194            31,131,386          35,324,490
                                                        ----------           ----------            ----------          ----------

Expenses:
  Interest                                               3,434,647            4,819,588            10,743,752          11,530,071
  Depreciation                                           1,224,517            1,663,355             3,674,029           4,014,867
  General and administrative                               764,932            1,064,438             2,319,702           2,954,036
  Property expenses                                      1,938,933            2,505,877             5,470,677           6,336,553
  Impairment loss on real estate                                 -                    -             2,300,000                   -
                                                        ----------           ----------            ----------          ----------
                                                         7,363,029           10,053,258            24,508,160          24,835,527
                                                        ----------           ----------            ----------          ----------

     Income from continuing operations before
       minority interest, equity investments and
       gains and losses                                  2,987,689            3,510,936             6,623,226          10,488,963

Minority interest in income                               (221,898)            (654,063)             (654,684)         (1,357,133)
Income from equity investments                           1,228,816            2,388,924             4,010,075           6,357,368
                                                        ----------           ----------            ----------          ----------

     Income from continuing operations before gains
       and losses                                        3,994,607            5,245,797             9,978,617          15,489,198

Unrealized gain on warrants                              1,378,930                    -             2,178,000                   -
Unrealized loss on interest rate cap derivative
     instrument                                                  -               (4,645)                    -             (33,439)
Reversal of unrealized gain on warrants in
     connection with disposition                                 -                    -                     -          (2,128,000)
Gain on sale of warrants, net                                    -                    -                     -           1,992,678
Gain on sale of real estate                              1,082,400                    -             1,043,980                   -
                                                        ----------           ----------            ----------          ----------

     Income from continuing operations                   6,455,937            5,241,152            13,200,597          15,320,437
                                                        ----------           ----------            ----------          ----------

Discontinued operations:
Loss from operations of discontinued properties           (120,526)             (54,818)             (364,515)           (325,246)
Gain on sale of real estate                                      -                    -                     -               8,774
Impairment loss on assets held for sale                          -           (1,090,347)                    -          (1,090,347)
                                                        ----------           ----------            ----------          ----------

     Income from discontinued operations                  (120,526)          (1,145,165)             (364,515)         (1,406,819)
                                                        ----------           ----------            ----------          ----------

     Income before extraordinary charge                  6,335,411            4,095,987            12,836,082          13,913,618

Extraordinary charge on early extinguishment of
     debt, net of minority interest of $1,011,353                -           (1,531,227)                   -           (2,845,648)
                                                        ----------           ----------            ----------          ----------

     Net income                                        $ 6,335,411          $ 2,564,760           $12,836,082         $11,067,970
                                                        ==========           ==========            ==========          ==========

                                  --continued--

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                   (continued)

                                                            Three Months Ended                          Nine Months Ended
                                                            -------------------                         -----------------
                                                               September 30,                              September 30,
                                                               -------------                              -------------
                                                         2001                 2002                  2001                2002
                                                         ----                 ----                  ----                ----
Basic earnings per share:
     Income from continuing operations               $       .29          $       .19           $       .60         $       .60
     Discontinued operations                                   -                 (.04)                 (.02)               (.06)
     Extraordinary charge                                      -                 (.06)                    -                (.11)
                                                      ----------           ----------            ----------          ----------
         Net income                                  $       .29          $       .09           $       .58         $       .43
                                                      ==========           ==========            ==========          ==========

Diluted earnings per share:
     Income from continuing operations               $       .28          $       .18           $      .59          $       .59
     Discontinued operations                                   -                 (.04)                (.02)                (.05)
     Extraordinary charge                                      -                 (.05)                   -                 (.11)
                                                      ----------           ----------            ----------          ----------
         Net income                                  $       .28          $       .09           $       .57         $       .43
                                                      ==========           ==========            ==========          ==========

Weighted average common shares
   outstanding-basic                                  22,129,924           27,871,349            22,077,601          25,420,864
                                                      ==========           ==========            ==========          ==========

Weighted average common shares
   outstanding-diluted                                22,484,819           28,435,030            22,432,496          25,984,545
                                                      ==========           ==========            ==========          ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                            Three Months Ended                          Nine Months Ended
                                                            -------------------                         -----------------
                                                               September 30,                              September 30,
                                                               -------------                              -------------
                                                         2001                  2002                 2001                 2002
                                                         ----                  ----                 ----                 ----

Net income                                            $6,335,411            $2,564,760          $12,836,082          $11,067,970
                                                       ---------             ---------           ----------           ----------

Other comprehensive income (loss):
   Change in unrealized loss on marketable
      securities                                               -                (4,616)                   -               (4,616)
   Change in foreign currency translation
      adjustment                                         213,521               133,526              (63,195)             659,946
                                                       ---------             ---------           ----------           ----------
Other comprehensive income (loss)                        213,521               128,910              (63,195)             655,330
                                                       ---------             ---------           ----------           ----------

   Comprehensive income                               $6,548,932            $2,693,670          $12,772,887          $11,723,300
                                                       =========             =========           ==========           ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                Nine Months Ended September 30,
                                                                                                -------------------------------
                                                                                                 2001                    2002
                                                                                                 ----                    ----
Cash flows from operating activities:
   Net income                                                                                $ 12,836,082            $ 11,067,970
   Adjustments to reconcile net income to net cash provided by continuing operations:
     Loss from discontinued operations, including gain on sale of real estate and
       impairment loss                                                                            364,515               1,406,819
     Depreciation and amortization                                                              3,835,034               4,239,359
     Income from equity investments in excess of distributions received                        (1,155,568)             (2,078,315)
     Extraordinary charge on extinguishment of debt, net of minority interest                           -               2,845,648
     Minority interest in income                                                                  654,684               1,357,133
     Straight-line rent adjustments                                                              (500,145)               (647,142)
     Provision for uncollected rent                                                               600,000                       -
     Unrealized gain on warrants                                                               (2,178,000)                      -
     Reversal of unrealized gain on warrants in connection with disposition                             -               2,128,000
     Gain on sale of warrants                                                                           -              (1,992,678)
     Gain on sale of real estate                                                               (1,043,980)                      -
     Impairment loss on real estate                                                             2,300,000                       -
     Issuance of shares in satisfaction of performance fees                                     2,075,850               2,219,269
     Net change in operating assets and liabilities, net of assets and liabilities
       acquired                                                                                  (771,143)             (1,729,114)
                                                                                              -----------             -----------
     Net cash provided by continuing operations                                                17,017,329              18,816,949
     Net cash used in discontinued operations                                                     (48,857)                (33,258)
     Prepayment premiums paid on extinguishment of debt                                                 -              (3,439,377)
                                                                                              -----------             -----------
        Net cash provided by operating activities                                              16,968,472              15,344,314
                                                                                              -----------             -----------
Cash flows from investing activities:
     Equity distributions received in excess of equity income                                     302,267                 505,679
     Payment of leasing costs                                                                           -                (244,237)
     Acquisition of real estate and additional capitalized costs                               (4,224,621)             (2,625,746)
     Redemption of dissenter interests with acquisition of business operations                          -              (1,774,385)
     Costs incurred in connection with acquisition of business operations                               -                (615,766)
     Cash acquired on acquisition of business operations                                                -                 765,493
     Proceeds from sale of securities, warrants and real estate                                 8,050,738               4,484,315
     Purchase of securities                                                                             -             (14,777,285)
                                                                                              -----------             -----------
        Net cash provided by (used in) investing activities                                     4,128,384             (14,281,932)
                                                                                              -----------             -----------
Cash flows from financing activities:
     Dividends paid                                                                           (13,856,534)            (14,999,570)
     Prepayment of mortgage payable                                                            (6,194,448)            (66,948,469)
     Mortgage principal payments                                                               (3,475,922)             (3,641,487)
     Proceeds from mortgages                                                                    3,061,528             120,110,222
     Proceeds from stock issuance                                                               1,775,598               1,067,092
     Distributions to minority partners                                                          (274,064)             (1,179,278)
     Capital distributions to minority partners                                                         -              (2,745,674)
     Contributions from minority partners                                                         452,501                 257,982
     Payment of financing costs                                                                   (50,000)             (4,157,122)
     Purchase of treasury stock                                                                (1,745,508)             (1,232,731)
                                                                                              -----------             -----------
        Net cash (used in) provided by financing activities                                   (20,306,849)             26,530,965
                                                                                              -----------             -----------
        Effect of exchange rate changes on cash                                                         -                  14,417
                                                                                              -----------             -----------
        Net increase in cash and cash equivalents                                                 790,007              27,607,764

Cash and cash equivalents, beginning of period                                                  7,181,199               7,388,480
                                                                                              -----------             -----------
        Cash and cash equivalents, end of period                                             $  7,971,206            $ 34,996,244
                                                                                              ===========             ===========

                                 --continued--

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (continued)

Noncash investing activities:

A. The purchase of Corporate Property Associates 10 Incorporated consisted of the acquisition of certain assets and liabilities at fair value in exchange for the issuance of shares, notes payable and a cash payment to dissenters as follows:

Real estate assets                                                                  $127,721,807
Equity investment in Marcourt Investments, Inc., a real estate
    investment trust                                                                  11,993,899
Cash                                                                                     765,493
Other assets                                                                           5,204,479
Mortgage notes payable, net of discount of $294,273                                  (52,077,045)
Other liabilities                                                                     (5,231,182)
Minority interest                                                                     (2,092,437)
                                                                                     -----------
      Net assets acquired                                                           $ 86,285,014
                                                                                     ===========

Shares issued                                                                       $ 73,320,793
Notes payable issued, net of discount of $383,737                                     11,189,836
Cash paid for redemption of dissenter interests                                        1,774,385
                                                                                     -----------
      Consideration paid                                                            $ 86,285,014
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

Note 2.  Business Combination with Corporate Property Associates 10
         Incorporated:

On May 1, 2002, the Company and Corporate Property Associates 10 Incorporated ("CPA(R):10"), another real estate investment trust managed by W. P. Carey & Co. LLC, completed a merger of CPA(R):10 with and into the Company pursuant to a Merger Agreement dated December 14, 2001. Under the terms of the merger, the Company is the surviving company. The total purchase price was $87,232,302, including transaction costs of $947,288. Pursuant to the merger, CPA(R):10 stockholders had the option of receiving either 0.8445 of a share of newly issued Company common stock for each CPA(R):10 common share that he or she owned, or, upon election by the shareholders who owned shares on December 13, 2001, a promissory note bearing interest at the annual rate of 4% payable on or before December 31, 2004 for $11.23 per share of CPA(R):10 common stock. The exchange ratio for issuing shares of the Company to CPA(R):10 shareholders was determined based on independent valuations of each company. The merger was approved by more than the requisite two-thirds majority of the outstanding shares of each company. Shareholders holding 6,529,012 shares of CPA(R):10 common stock received 5,513,751 shares of Company common stock ($73,320,793 according to the independent appraisal performed in connection with the transaction) and shareholders representing 1,030,594 shares of CPA(R):10 common stock elected to receive promissory notes with a total principal amount of $11,573,573. Shareholders holding 158,004 shares of CPA(R):10 common stock elected not to participate and their shares were redeemed for $1,774,385.

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

Note 3.  Mortgage Financing Through Loan Securitization:

On August 28, 2002, The Company and three affiliates, W.P. Carey & Co. LLC ("W.
P. Carey"), Corporate Property Associates 12 Incorporated ("CPA(R):12") and Corporate Property Associates 14 Incorporated ("CPA(R):14") obtained an aggregate of approximately $172,335,000 of limited recourse mortgage financing on 62 leased properties. The lender pooled the loans into a trust, Carey Commercial Mortgage Trust, a non-affiliate, whose assets consist solely of the loans and sold the loans, as collateralized mortgage obligations in a private placement to institutional investors (the "Offered Interests"). The Company and the three affiliates agreed to acquire a separate class of interests in the trust (the "CPA(R) Interests"). The amount of CPA(R) Interests acquired by the Company was proportional to the mortgage amounts obtained.

All of the mortgage loans provide for payments of principal and interest at a stated annual rate of 7.5% and are based on a 25-year amortization schedule. Each loan is collateralized by mortgages on the properties and lease assignments. Under the lease assignments, the lessees direct their rent payment to the mortgage servicing company which in turn distributes amounts in excess of debt service requirements to the applicable lessors. Under certain limited conditions, a property may be released from its mortgage by the substitution of another property. Such substitution is subject to the approval of the trustee of the trust.

The Offered Interests consist of $148,206,000 of mortgage loan balances with different tranches of principal entitled to distributions at annual interest rates as follows: $119,772,000 - 5.97%, $9,478,000 - 6.58%, $9,478,000 - 7.18%
and $9,478,000 - 8.43%. The assumed final distribution dates for the four classes of Offered Interests range from December 2011 through March 2012.

The CPA(R) Interests were purchased for $24,128,739 of which the Company's share was $10,616,645, or 44% and are comprised of two components, a component that will receive payments of principal and interest and a component that will receive payments of interest only. The CPA(R) Interests are subordinated to the Offered Interests and will be payable only when and if all distributions to the Offered Interests are current. The assumed final distribution date for the CPA(R) Interests is June 30, 2012. The distributions to the CPA(R) Interests do not have a stated rate of interest and will be affected by any shortfall in rents received from lessees or defaults at the mortgaged properties. As of the purchase date, the Company's cost basis attributable to the principal and interest and interest only components was $6,357,765 and $4,258,880, respectively. Over the term of its ownership interest in the CPA(R) Interests, the value of the interest only component will fully amortize to $0 and the principal and interest component will amortize to its anticipated face value of its share in the underlying mortgages (which currently is $10,616,645). For financial reporting purposes, the effect of such amortization will be reflected in interest income. Interest income, including all related amortization, will be recognized using an effective interest method. As of September 30, 2002, the Company owned $1,970,320 of Offered Interests which the Company intends to sell.

The Company is accounting for its interest in the CPA(R) Interests as an available-for-sale security and will be measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of September 30, 2002, the fair value of the Company's CPA(R) Interests was $10,606,193, reflecting an unrealized loss of $4,616. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. The Offered Interests held by the Company are being accounted for as trading securities, with any unrealized gains and losses included in the determination of net income.

The Company obtained new mortgage financing of $83,666,787 of which approximately $33,486,400 was used to payoff existing loans. In connection with paying off the loans, the Company incurred prepayment charges of $1,352,994. After paying off the loans, incurring costs in connection with obtaining the new mortgages, distributing $2,745,674 to two equity interests and purchasing its CPA(R) Interest in the trust, the Company retained cash of approximately $30,690,000. The loans which were paid off bore interest at annual rates ranging from 8.125% to 11%.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

The principal amount of loans obtained, which are collateralized by real estate with a carrying value of $105,136,990, were as follows:

Lease Obligor                                  Loan Amount     Annual Debt Service           Maturity Date
-------------                                  -----------     -------------------           -------------
ShopRite Supermarkets, Inc.                    $15,570,000          $1,380,734        July 2010 and September 2011
Garden Ridge Corporation                        13,136,946           1,164,976        October 2009 and May 2010
Childtime Childcare, Inc.                       11,567,709           1,025,815        January 2011 and June 2010
Merit Medical Systems, Inc.                      9,180,000             814,073        October 2011
Barnes & Noble, Inc.                             8,735,682             774,673        November 2009 and September 2012
Q Clubs, Inc.                                    7,895,224             700,142        September 2009 and December 2010
Hibbett Sporting Goods, Inc.                     5,139,462             455,762        April 2010
Superior Telecommunications, Inc.                4,547,071             403,229        September 2009
UTI Holdings, Inc.                               3,268,862             289,879        July 2012
Petsmart, Inc.                                   3,031,808             268,858        December 2009
US West Communications, Inc.                     1,594,023             141,356        June 2012
                                               -----------          ----------
                                               $83,666,787          $7,419,497
                                               ===========          ==========

The loans paid off were as follows:

Lease Obligor                                  Loan Amount     Annual Debt Service
-------------                                  -----------     -------------------
Garden Ridge Corporation                       $ 6,775,746          $  817,992
ShopRite Supermarkets, Inc.                      6,721,104             755,280
Childtime Childcare, Inc.                        5,516,637             707,172
Merit Medical Systems, Inc.                      5,328,730             742,356
Barnes & Noble, Inc.                             4,788,074             642,447
Hibbett Sporting Goods, Inc.                     2,459,952             293,796
Petsmart, Inc.                                   1,896,210             273,417
                                               -----------          ----------
                                               $33,486,453          $4,232,460
                                               ===========          ==========

The Company jointly-owns properties leased to Childtime Childcare Inc. and ShopRite Supermarkets, Inc. (formerly Big V Holding Corp.) with W.P. Carey and CPA(R):12, respectively. In connection with structuring the transaction, the jointly-owned properties were contributed to limited partnerships with the Company owning majority interests as general partner. The accounts of the limited partnerships are consolidated in the accounts of the Company, with the interests of W.P. Carey and CPA(R):12 reflected as minority interests.

Note 4.  Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month and nine-month periods ended September 30, 2001 and 2002 were calculated as follows:

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                                       2001                        2002
                                                                       ----                        ----
Income from continuing operations                                  $ 6,455,937                 $ 5,241,152
Discontinued operations                                               (120,526)                 (1,145,165)
Extraordinary charge                                                         -                  (1,531,227)
                                                                   -----------                 -----------
Net income                                                         $ 6,335,411                 $ 2,564,760
                                                                   ===========                 ===========

Weighted average shares - basic                                     22,129,924                  27,871,349
Effect of dilutive securities:  Stock warrants                         354,895                     563,681
                                                                   -----------                 -----------
Weighted average shares - diluted                                   22,484,819                  28,435,030
                                                                   ===========                 ===========

Basic earnings per share from continuing operations                $       .29                 $       .19
Discontinued operations                                                      -                        (.04)
Extraordinary charge                                                         -                        (.06)
                                                                   -----------                 -----------
Basic earnings per share                                           $       .29                 $       .09
                                                                   ===========                 ===========

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                                       2001                        2002
                                                                       ----                        ----
Diluted earnings per share from continuing operations              $       .28                 $       .18
Discontinued operations                                                      -                        (.04)
Extraordinary charge                                                         -                        (.05)
                                                                   -----------                 -----------
Diluted earnings per share                                         $       .28                 $       .09
                                                                   ===========                 ===========

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                       2001                       2002
                                                                       ----                       ----
Income from continuing operations                                  $13,200,597                 $15,320,437
Discontinued operations                                               (364,515)                 (1,406,819)
Extraordinary charge                                                         -                  (2,845,648)
                                                                   -----------                 -----------
Net income                                                         $12,836,082                 $11,067,970
                                                                   ===========                 ===========

Weighted average shares - basic                                     22,077,601                  25,420,864
Effect of dilutive securities:  Stock warrants                         354,895                     563,681
                                                                    ----------                  ----------
Weighted average shares - diluted                                   22,432,496                  25,984,545
                                                                    ==========                  ==========

Basic earnings per share from continuing operations                $       .60                 $       .60
Discontinued operations                                                   (.02)                       (.06)
Extraordinary charge                                                         -                        (.11)
                                                                    ----------                  ----------
Basic earnings per share                                           $       .58                 $       .43
                                                                    ==========                  ==========

Diluted earnings per share from continuing operations              $       .59                 $       .59
Discontinued operations                                                   (.02)                       (.05)
Extraordinary charge                                                         -                        (.11)
                                                                    ----------                  ----------
Diluted earnings per share                                         $       .57                 $       .43
                                                                    ==========                  ==========

Note 5.  Transactions with Related Parties:

The Company's asset management and performance fees payable to its Advisor, Carey Asset Management Corp., a wholly-owned subsidiary of W. P. Carey, each of which is in the per annum amount of 1/2 of 1% of Average Invested Assets, as defined in the Company's Advisory Agreement. The Company incurred asset management fees of $691,601 and $903,670 for the three-month periods ended September 30, 2001 and 2002, respectively, and $2,075,446 and $2,444,627 for the nine-month periods ended September 30, 2001 and 2002, respectively, with performance fees in like amounts. General and administrative expense reimbursements were $270,165 and $409,140 for the three-month periods ended September 30, 2001 and 2002, respectively, and $859,258 and $1,107,947 for the nine-month periods ended September 30, 2001 and 2002, respectively. Fees are payable to the Advisor in connection with services performed relating to the identification, evaluation, negotiation, financing and purchase of properties. For transactions that were completed during the nine months ended September 30, 2002, fees were $654,632.

The Advisor is obligated to reimburse the Company for the amount by which operating expenses of the Company exceed the greater of 2% of Average Invested Assets or 25% of Net Income as defined in the Advisory Agreement for any twelve-month period. If in any year the operating expenses of the Company exceed these amounts, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. If the Independent Directors find that such expenses were justified based on any unusual and nonrecurring factors, the Advisor may be reimbursed in future years for the full amount or any portion of such excess expenses, but only the extent that such reimbursement would not cause the Company's operating expenses to exceed this limit in any such year.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

Note 6.  Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the nine-month periods ended September 30, 2001 and 2002 are as follows:

                                                              2001                                2002
                                                              ----                                ----
Per Statements of Income:
    Rental income from operating leases                   $21,447,997                          $24,520,726
    Interest from direct financing leases                   9,258,451                           10,551,791

Adjustments:
    Share of leasing revenue applicable to
       minority interest                                   (1,322,134)                          (1,567,855)
    Share of leasing revenue from equity
       investments                                          8,886,911                           11,833,535
                                                           ----------                           ----------
                                                          $38,271,225                          $45,338,197
                                                           ==========                           ==========

For the nine-month periods ended September 30, 2001 and 2002, the Company earned its net lease revenues from its investments as follows:

                                                              2001             %               2002              %
                                                              ----             -               ----              -
Marriott International, Inc. (a)                          $ 3,461,405          9%          $ 5,152,873          11%
Omnicom Group, Inc.                                         3,199,034          8             3,199,034           7
Advanced Micro Devices, Inc. (a)                            2,286,375          6             2,444,203           5
Best Buy Co., Inc. (b)                                      2,251,202          6             2,237,362           5
Information Resources, Inc. (b)                                     -          -             2,136,282           5
Electronic Data Systems Corporation                         1,830,815          5             2,121,247           5
ShopRite Supermarkets, Inc.
    (formerly Big V Holding Corp.) (b)                      1,549,224          4             1,562,459           3
Lucent Technologies, Inc.                                   1,389,621          4             1,480,859           3
UTI Holdings, Inc.                                          1,195,945          3             1,330,472           3
Garden Ridge, Inc.                                          1,159,711          3             1,180,019           3
Titan Corporation (b)                                               -          -             1,138,940           3
Sicor, Inc. (a)                                             1,104,552          3             1,104,552           2
Merit Medical Systems, Inc.                                 1,099,053          3             1,099,053           2
The Upper Deck Company (a)                                  1,056,079          3             1,089,165           2
Barnes & Noble, Inc.                                        1,071,610          3             1,085,946           2
Q Clubs, Inc.                                               1,052,343          3             1,077,374           2
Compucom Systems, Inc. (a)                                    978,500          3             1,030,188           2
Michigan Mutual Insurance Company                           1,022,212          3             1,022,266           2
Del Monte Corporation (a)                                   1,007,388          3             1,012,553           2
Plexus Corp.                                                  951,520          2               951,520           2
Bell Sports Corp.                                             859,666          2               881,303           2
Childtime Childcare, Inc.                                     486,669          1               792,214           2
EnviroWorks, Inc.                                                   -          -               725,796           2
New Wai, L.P./Warehouse Associates                                  -          -               716,693           2
Detroit Diesel Corporation                                    673,450          2               681,028           2
Other                                                       8,584,851         21             8,084,796          19
                                                           ----------        ---            ----------         ---
                                                          $38,271,225        100%          $45,338,197         100%
                                                           ==========        ===            ==========         ===

(a) Represents the Company's proportionate share of lease revenues from its equity investments.

(b)      Net of amounts applicable to minority interests.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

Note 7.  Equity Investments:

The Company owns a 47.3% interest in Marcourt Investments, Inc. ("Marcourt"), a real estate investment trust which net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc. The Company also owns interests in properties leased to corporations through equity interests in various partnerships and limited liability companies subject to joint control. The ownership interests range from 33.33% to 50%, and the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Sicor Inc., The Upper Deck Company, Advanced Micro Devices, Inc., Compucom Systems, Inc. and Del Monte Corporation.

Summarized financial information of the Company's equity investees is as follows:

(in thousands)                                                        December 31, 2001      September 30, 2002
                                                                      -----------------      ------------------
Assets (primarily real estate)                                            $347,429               $344,689
Liabilities (primarily mortgage notes payable)                             220,750                214,767
Shareholders' and members' equity                                          126,679                129,922

                                                                           Nine Months Ended September 30,
                                                                          --------------------------------
                                                                             2001                   2002
                                                                             ----                   ----
Revenues (primarily rental income and interest income from
    direct financing leases)                                              $ 28,769               $ 31,918
Expenses (primarily interest on mortgage and depreciation)                 (15,464)               (15,979)
                                                                           -------                -------
Net income                                                                $ 13,305               $ 15,939
                                                                           =======                =======

Note 8.  Assets Held for Sale:

The Company owns a property in Farmingdale, New York which is held for sale with a carrying value of $6,910,554 as of December 31, 2001 and September 30, 2002. The results of operations for the Farmingdale property reflected a net gain of $137,333 and a net loss of $2,001,851 for the three-month and nine-month periods ended September 30, 2001, respectively and $172,844 and $437,312 for the three-month and nine-month periods ended September 30, 2002, respectively. The results for the nine months ended September 30, 2001 include an impairment loss on real estate of $2,300,000. The Company expects to sell the property within the next twelve months. The Company owns a property in Austin, Texas which is held for sale with a carrying value of $2,500,000 as of September 30, 2002 and which it expects to sell within the next twelve months. In connection with an evaluation of the fair value of the property the Company has recognized an impairment loss of $1,090,347. The results of operations for the Austin property, inclusive of the impairment loss in 2002, reflected net losses of $123,645 and $373,874 for the three-month and nine-month periods ended September 30, 2001, respectively, and $1,145,165 and $1,423,530 for the three-month and nine-month periods ended September 30, 2002, respectively. As a result of classifying the properties as held for sale, no depreciation has been incurred from the date of reclassification. The effect of suspending depreciation expense was $32,992 and $433,969 for the three-month and nine-month periods ended September 30, 2002 and had no effect for the three-month and nine-month periods ended September 30, 2001.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the net income (or loss) and gain or loss on sale of real estate for properties sold or held for sale are to be reflected in the consolidated statements of income as "Discontinued Operations" for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by the Company's commitment to a plan of disposition after the date it is initially applied (January 1, 2002) (see also Note 11).

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

Note 9.  Pro Forma Financial Information:

The following consolidated pro forma financial information has been presented as if the merger of Corporate Property Associates 10 Incorporated into the Company had occurred on January 1, 2001 and 2002 for the three-month and nine-month periods ended September 30, 2001 and 2002, respectively. In Management's opinion, all adjustments necessary to reflect the merger and the related issuance of common stock of the Company have been made. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

(in thousands, except share and per share amounts)                    Three Months Ended September 30,
                                                                      --------------------------------
                                                                        2001                     2002
                                                                        ----                     ----
Pro forma total revenues                                              $14,098                  $13,562
Pro forma income before extraordinary charge                          $ 8,843                  $ 4,072
Pro forma net income                                                  $ 8,843                  $ 2,541

Pro forma earnings per share:
     Basic                                                            $   .32                  $   .09
     Diluted                                                          $   .32                  $   .09

                                                                       Nine Months Ended September 30,
                                                                      --------------------------------
                                                                        2001                     2002
                                                                        ----                     ----
Pro forma total revenues                                              $42,873                  $40,043
Pro forma income before extraordinary charge                          $19,276                  $16,221
Pro forma net income                                                  $19,276                  $13,376

Pro forma earnings per share:
     Basic                                                            $   .70                  $   .48
     Diluted                                                          $   .69                  $   .47

The pro forma net income and earnings per share figures for both the three-month and nine-month periods ended September 30, 2001 presented above include a nonrecurring, noncash impairment loss on real estate of $2,300,000, an unrealized gain on warrants of $1,378,930 and $2,178,000, respectively, and a gain on sale of real estate of $1,082,400 and $1,043,980, respectively. The pro forma net income and earnings per share for both the three-month and nine-month periods ended September 30, 2002 include an impairment loss on assets held for sale of $1,090,347 and an extraordinary charge on early extinguishment of debt, net of minority interest, of $1,531,227 and $2,845,648, respectively. The pro forma net income and earnings per share for the nine-month period ended September 30, 2002 include a reversal of unrealized gain on warrants of $2,128,000 and a realized gain on sale of warrants of $1,992,678.

Note 10.  Extraordinary Charges on Early Extinguishment of Debt:

The Company and CPA(R):12 own 63% and 37% ownership interests, respectively, in a general partnership that net leases properties to Best Buy Co., Inc. ("Best Buy") under a master lease. In February 2002, the Best Buy general partnership paid off an existing limited recourse mortgage loan of $25,743,178 and paid a prepayment premium of $2,086,383 in connection with retiring the loan. As a result, the Company incurred an extraordinary charge on the early extinguishment of debt of $1,314,421, which is net of CPA(R):12's minority interest of $771,962.

The Company paid prepayment charges of $1,352,994 and wrote off deferred financing costs of $417,624 in connection with paying off $33,486,452 of mortgage loans in August 2002. As a result of paying the premium, the Company incurred an extraordinary charge on the early extinguishment of debt of $1,531,227. The extraordinary charge is net of amounts applicable to minority interests of $239,391.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

Note 11.  Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. The Company does not expect SFAS No. 147 to have a material effect on its financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Carey Institutional Properties Incorporated's ("CIP(R)") condensed consolidated financial statements and notes thereto as of September 30, 2002 included in this quarterly report and CIP(R)'s Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievement of CIP(R) to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CIP(R) that the results or conditions described in such statements or the objectives and plans of CIP(R) will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2001 provides a description of CIP(R)'s business objectives, acquisition and financing strategies and risk factors which could affect future operating results.

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

CIP(R) also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents and residual values. In its evaluations, CIP(R) obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. CIP(R) will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because CIP(R)'s properties are leased to single tenants, CIP(R) is more likely to incur significant writedowns when circumstances affecting a tenant deteriorate because of the possibility that a property will be vacated in its entirety. Therefore, this risk is different than the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset. For its direct financing leases, CIP(R) is required to perform a review of residual values at least annually.

CIP(R) is accounting for its subordinated interest in a mortgage trust as an available-for-sale security and it will be measured at fair value with all changes in fair value reported as a component of other comprehensive income as a part of shareholders' equity. Fair value is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

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

RESULTS OF OPERATIONS:

Effective May 1, 2002, CIP(R) acquired the business operations of an affiliated real estate investment trust, Corporate Property Associates 10 Incorporated (" CPA(R):10"), through a merger approved by the shareholders of both companies in April 2002. CPA(R):10's operations consisted of one business segment comprised of the investment in and the leasing of industrial and commercial real estate. As a result of the merger, CIP(R) increased its asset base and expanded its real estate portfolio by acquiring interests in 45 properties with a fair value of $139,716,000 and has assumed 17 leases with 14 tenants. Such real estate was encumbered by limited recourse mortgage debt with a fair value of $52,077,000 as of the date of acquisition. As a result of the merger with CPA(R):10, CIP(R)'s net income for the three-month and nine-month periods ended September 30, 2002 is not directly comparable to the three-month and nine-month periods ended September 30, 2001.

Net income for the three-month and nine-month periods ended September 30, 2002 decreased by $3,771,000 and $1,768,000, respectively, as compared with the three-month and nine-month periods ended September 30, 2001. Excluding gains and losses, discontinued operations, extraordinary charges and a noncash impairment charge in 2001, income would have reflected an increase of $1,251,000 and $3,211,000 for the three-month and nine-month periods, respectively. The increases were primarily due to increases in income from equity investments and lease revenues (rental income and interest income from direct financing leases) and were partially offset by increases in interest, general and administrative and property expenses.

The increase in income from equity investments for the three-month and nine-month periods of $1,160,000 and $2,347,000, respectively, was primarily due to the increase in CIP(R)'s ownership interest in Marcourt Investments, Inc. As a result of the merger, CIP(R)'s ownership interest in Marcourt increased to 47% from 24%. Income from equity investments also increased due to the reclassification in October 2001 of CIP(R)'s 50% interest when the Del Monte Corporation properties were contributed to a partnership that CIP(R) owns with an affiliate. The Del Monte reclassification has no effect on net income; however, CIP(R) now reports its share of net income from the equity investment in its financial statements rather than reporting the proportionate share of underlying revenues and expenses. The reclassification increased income from equity investments for the current three-month and nine-month periods by $276,000 and $460,000, respectively. Prior to the reclassification, the results of operations reflect CIP(R)'s pro-rata share of revenues and expenses.

Lease revenues increased by $3,096,000 and $4,366,000 for the three-month and nine-month periods, respectively. For the current nine-month period, approximately $4,872,000 was due to the acquisition of CPA(R):10's real estate portfolio on May 1, 2002. On a comparable basis, lease revenues decreased. The decrease was due to the September 2001 sale of six retail stores leased to Wal-Mart Stores, Inc. and the termination of leases with Waban, Inc. and Bolder Technologies Corporation. Waban and Bolder contributed annual lease revenues of $2,831,000. For the three-month and nine-month periods ended September 30, 2001, lease revenues include $335,000 and $1,007,000 of rents, respectively, from the Del Monte lease which are now recognized in income through income from equity investments. Lease revenues also benefited from the completion of two build-to-suit projects, a property leased to UTI Holdings, Inc. which was completed

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

in April 2001 and a Holiday Inn in Toulouse, France which lease went into effect in February 2002, as well as several rent increases in 2001 and 2002.

Interest expense for the three-month and nine-month periods increased by $1,385,000 and $786,000, respectively, primarily due to assuming existing mortgages on the properties acquired from CPA(R):10 and from new loans obtained in August 2002 in connection with the securitization. Interest expense for the prior nine-month period included approximately $782,000 of interest on a loan on the Del Monte properties which is now reflected in equity income.

General and administrative expense for both the three-month and nine-month periods ended September 30, 2002 increased primarily as a result of the merger. Certain expenses, such as transfer agent and printing expenses, increased as a portion of such costs are based on the number of shareholders, and other expenses increased as a result of the increase in CIP(R)'s asset base, such as state level income and franchise taxes. The merger also resulted in an increase in property expenses caused by an increase in asset management fees and performance fees, which are based on the appraised value of CIP(R)'s real estate assets (including equity investments). As a result of the acquisition of CPA(R):10's real estate assets, the appraised value of CIP(R)'s real estate assets increased by approximately 29%. For the current three-month and nine-month periods, the increase in the asset-based fees from the newly-acquired assets was approximately $401,000 and $668,000, respectively.

Loans paid off in connection with the mortgage securitization and the mortgage on the Best Buy Co., Inc. properties in the first quarter resulted in extraordinary charges on the extinguishment of debt of $2,846,000, primarily as a result of incurring prepayment premiums.

As a result of obtaining $83,667,000 of new mortgage debt from the mortgage securitization, interest expense will increase substantially. Additionally, with the acquisition of interests in the mortgage trust, CIP(R) interest income will increase substantially. Prior to this transaction, CIP(R) interest income represented amounts earned in investing cash in money market instruments. Management projects that the effective rate of interest on the mortgages obtained through the securitization, net of the projected cash flow from the interest in the mortgage trust, will be approximately 6.25%.

FINANCIAL CONDITION

Since December 31, 2001, CIP(R)'(s) cash and cash equivalents have increased by $27,608,000 primarily as a result of obtaining new mortgage financing in connection with the mortgage securitization described below. As of September 30, 2002 CIP(R) has $34,996,000 in cash and cash equivalents. CIP(R) intends to use these funds to acquire new properties to further diversify its portfolio and to pay off $11,574,000 of notes payable to CPA(R):10 shareholders who did not elect to receive shares of CIP(R) in connection with the merger. CIP(R) is considering paying off these notes before December 31, 2002.

Cash flows from operations of $15,344,000 included $3,439,000 of prepayment premiums incurred in connection with paying off eight mortgage loans. Cash flow from continuing operations of $18,817,000 and equity investments of $506,000 was sufficient to fund dividends to shareholders of $15,000,000, and fund distributions to minority partners of $1,179,000 but were not sufficient to fully cover debt mortgage principal installments of $3,641,000 resulting in a shortfall of $498,000. CIP(R) projects that it will have sufficient cash flow from operations and equity investments to meet its cash flow objectives as it invests its available cash in new real estate investments or pays off existing mortgage debt.

CIP(R)'s investing activities include using $12,587,000 to purchase interests in the mortgage loan pool. In addition to issuing approximately 5,514,000 shares of common stock to acquire the business operations of CPA(R):10, CIP(R)'s investing activities for the nine months ended September 30, 2002 included using $2,626,000 to fund construction of an expansion at its hotel property in Toulouse, France and other additional capitalized real estate costs at existing properties. A final funding for completion of an additional expansion of the Holiday Inn, Toulouse property is estimated to amount to approximately $631,000. As the result of selling its warrant position in Merit Medical Systems, Inc, CIP(R) received $1,993,000 in cash. CIP(R) used $616,000 to pay costs related to the merger with CPA(R):10 and the related acquisition of CPA(R):10's assets and liabilities. As a result of the merger with CPA(R):10, CIP(R) acquired $765,000 of cash and used $1,774,000 to satisfy the interests of certain CPA(R):10 shareholders who exercised dissenters' rights in connection with CIP(R)'s acquisition of CPA(R):10.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition to the payment of dividends and scheduled principal mortgage payments, CIP(R)'s financing activities for the nine months ended September 30, 2002 include obtaining proceeds of $120,110,000 from limited recourse mortgage financing of which $83,667,000 was received in connection with the financing of the mortgage pool. CIP(R) also refinanced existing mortgage loans on properties leased to Best Buy and Plexus Corp. and obtained advances on a construction loan for the completion of the Toulouse hotel expansion. CIP(R) used $66,948,000 to pay off existing mortgages, including $33,486,000 used to satisfy seven existing loans in connection with the securitization. As a result of placing loans in the mortgage pool, CIP(R) was able to obtain favorable terms (7.5% annual interest on a 25-year amortization schedule) on its supermarkets and day care centers, properties which traditional mortgage lenders are currently averse to financing. CIP(R) and its affiliates believe they have found an additional, non-traditional source of financing mortgage debt and may seek to obtain additional financing through a securitization of loans. There are no current plans to obtain additional financing through a securitization of loans. All of the loans are limited recourse loans and have maturity dates ranging from September 2009 to September 2012, at which time balloon payments are scheduled. Annual debt service payments will increase by $3,187,000, of which approximately $1,575,000 is projected to be offset by distributions from the CPA(R) Interests.

In connection with the merger with CPA(R):10, each shareholder of CPA(R):10 who elected to receive shares received 0.8445 of newly issued CIP(R) common stock for every share of CPA(R):10 that he or she owned. Approximately 5,514,000 (totaling approximately $73,321,000) new shares of CIP(R) were issued which represent approximately 25% of the ownership of CIP(R) as of the effective date of the merger, May 1, 2002. Approximately 13% of CPA(R):10's shareholders did not elect to receive shares of CIP(R) and were issued promissory notes with a face value of $11.23 for each share of CPA(R):10 that he or she owned. As a result, CIP(R) has issued promissory notes of with a total principal amount of $11,574,000. The notes bear interest at an annual rate of 4% and will be payable by no later than December 31, 2004. As a result, CIP(R) will incur annual interest charges of approximately $463,000 until the notes are paid off. CIP(R) expects to be able to meet its payment obligation and management is contemplating full payment possibly before year end.

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

A summary of CIP(R)'s contractual obligations and commitments is as follows:

(in thousands)                           Total       2002        2003        2004        2005        2006      Thereafter
                                         -----       ----        ----        ----        ----        ----      ----------
Obligations:
  Limited recourse mortgage notes
     payable                           $260,113     $7,782     $20,135     $17,670      $7,677      $5,017     $201,832
  Unsecured notes payable                11,574                             11,574
  Subordinated disposition fees             778                                                                     778
Commitments:
  Commitments for build-to-suit
     construction                           264        264
  Share of minimum rents payable
     under office cost-sharing
     agreement                              942         17         246         246         246         187            -
                                        -------      -----      ------      ------       -----       -----       ------
                                       $273,671     $8,063     $20,381     $29,490      $7,923      $5,204     $202,610
                                        =======      =====      ======      ======       =====       =====      =======

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No. 9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. CIP(R)does not expect SFAS No. 147 to have a material effect on its financial statements.

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

CIP(R) owns marketable securities through its ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuations based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of September 30, 2002 the interests in CCMT had a fair value of $12,576,513, which approximates cost.

Approximately $252,777,000 of CIP(R)'s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The annual interest rates on the fixed rate debt as of September 30, 2002 ranged from 4.00% to 10%. The annual interest rates on the variable rate debt as of September 30, 2002 ranged from 5.82% to 9.625%.

(in thousands)             2002          2003        2004          2005         2006       Thereafter       Total       Fair Value
                           ----          ----        ----          ----         ----       ----------       -----       ----------
Fixed rate debt           $1,169       $19,851      $26,203       $7,509       $4,825       $193,220       $252,777      $257,937
Weighted average
    interest rate           8.36%         9.08%        6.97%        8.17%        7.78%          7.44%
Variable rate debt        $6,613       $   284      $ 3,041       $  168       $  192       $  8,612       $ 18,910      $ 18,910

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

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of September 30, 2002.

The Company's disclosure controls and procedures include the Company's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to the Company's management, including its co-chief executive officers and chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

Based upon this review, the Company's co-chief executive officers and chief financial officer have concluded that the Company's disclosure controls (as defined in pursuant to Rule 13a-14(c) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART II

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 2002, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  99.1     Certification of Chief Executive Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2     Certification of Chief Financial Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

         During the quarter ended September 30, 2002, the Company was not required to file any reports on Form 8-K.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CAREY INSTITUTIONAL PROPERTIES INCORPORATED

 11/11/2002                  By:     /s/ John J. Park
------------                        ----------------------------------------
    Date                                 John J. Park
                                         Executive Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

 11/11/2002                  By:     /s/ Claude Fernandez
------------                        ----------------------------------------
    Date                                 Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Accounting Officer)

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                 CERTIFICATIONS

We, William Polk Carey and Gordon F. DuGan, certify that:

1. We have reviewed this quarterly report on Form 10-Q of Carey Institutional Properties Incorporated (the "Registrant");

2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and we have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date    11/11/2002                          Date    11/11/2002

        /s/ William Polk Carey                      /s/ Gordon F. Dugan
        ---------------------------                 --------------------------

        William Polk Carey                          Gordon F. DuGan
        Chairman                                    Vice Chairman
        (Co-Chief Executive Officer)                (Co-Chief Executive Officer)

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

I, John J. Park, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carey Institutional Properties Incorporated (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     11/11/2002

         /s/ John J. Park
         ---------------------------

         John J. Park
         Chief Financial Officer