Form 10-K
period 2002-12-31
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2003-03-31
CIK 873394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                         COMMISSION FILE NUMBER: 0-20016

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                13-3602400
         (STATE OF INCORPORATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)

           50 ROCKEFELLER PLAZA
         NEW YORK, NEW YORK 10020                          10020
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                 (ZIP CODE)

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920
                                 (212) 492-1100

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|.

      Registrant has no active market for its common stock as of March 20, 2003. Non-affiliates held 25,931,478 shares as of March 25, 2003.

      As of March 25, 2003, there are 27,881,085 shares of common stock of Registrant outstanding.

      CIP(R) incorporates by reference its definitive Proxy Statement with respect to its 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Report.

                                     PART I

Item 1. Business.

Carey Institutional Properties Incorporated ("CIP(R)") is a real estate investment trust ("REIT") that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 2002, CIP(R)'s portfolio consisted of 107 properties leased to 45 tenants and totaling more than 10,444,000 square feet.

CIP(R)'s core investment strategy is to own and manage its portfolio of properties leased to a variety of companies on a single tenant net lease basis, to maximize shareholder returns. Additional properties may be bought and net leased if appropriate opportunities arise. These leases generally place the economic burden of ownership on the tenant by requiring them to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses. CIP(R) also generally includes in its leases:

            - clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index or other indices or, when appropriate, increases tied to the volume of sales at the property;

            - covenants restricting the activity of the tenant to reduce the risk of a change in credit quality;

            - indemnification of CIP(R)for environmental and other liabilities; and

            -     guarantees from parent companies or other entities.

On December 14, 2001, Corporate Property Associates 10 Incorporated ("CPA(R):10"), another real estate investment trust managed by W. P. Carey & Co. LLC, entered into a merger agreement with CIP(R). The transaction was approved by the holders of over two-thirds of the outstanding shares of CPA(R):10 and CIP(R). CPA(R):10 merged with and into CIP(R) on May 1, 2002.

CIP(R) was formed as a Maryland corporation on February 15, 1991. Between August 1991 and August 1993, CIP(R) sold 14,167,581 shares of common stock for a total of $141,675,810 in gross offering proceeds. In 1995, CIP(R)'s board of directors authorized a private placement of common stock. CIP(R) also issued 6,250,262 shares for a total of $74,440,000 in connection with the private placement. Through December 31, 2002, CIP(R) has also issued 1,346,431 shares through its dividend reinvestment plan. These proceeds have been combined with limited recourse mortgage debt to purchase CIP(R)'s property portfolio. As a REIT, CIP(R) is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

Carey Asset Management Corp. provides both strategic and day-to-day management for CIP(R), including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Asset Management Corp. also provides office space and other facilities for CIP(R). Carey Asset Management Corp. has dedicated senior executives in each area of its organization so that CIP(R) functions as a fully integrated operating company. CIP(R) pays asset management fees to Carey Asset Management Corp. and pays certain transactional fees. CIP(R) also reimburses Carey Asset Management Corp. for certain expenses. Carey Asset Management Corp. also serves in this capacity for Corporate Property Associates 12 Incorporated, Corporate Property Associates 14 Incorporated and Corporate Property Associates 15 Incorporated. Carey Asset Management Corp. is a wholly-owned subsidiary of W. P. Carey & Co., a publicly-traded company on the New York Stock Exchange and Pacific Exchange under the symbol "WPC."

CIP(R)'s principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 2002, CIP(R) had no employees. An affiliate of Carey Asset Management Corp. employs 27 individuals who perform services for CIP(R). CIP(R)'s website address is http://www.CPA10.com.

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

DEVELOPMENTS DURING 2002

On May 1, 2002, CIP(R) and CPA(R):10 completed a merger pursuant to a Merger Agreement dated December 14, 2001. Under the terms of the merger, CIP(R) is the surviving company. The total purchase price was $87,232,302, including transaction costs of $947,288. Pursuant to the merger, CPA(R):10 stockholders had the option of receiving either 0.8445 of a share of newly issued Company common stock for each CPA(R):10 common share that he or she owned, or, upon election by the shareholders who owned shares on December 13, 2001, a promissory note bearing interest at the annual rate of 4% payable on or before December 31, 2004 for $11.23 per share of CPA(R):10 common stock. The exchange ratio for issuing shares of CIP(R) to CPA(R):10 shareholders was determined based on independent valuations of each company. Shareholders holding 6,513,217 shares of CPA(R):10 common stock received 5,500,412 shares of Company common stock ($73,155,478 according to the independent appraisal performed in connection with the transaction) and shareholders representing 1,045,315 shares of CPA(R):10 common stock elected to receive promissory notes with a total principal amount of $11,738,888. On December 27, 2002, CIP(R) paid off the promissory notes for $11,738,888. Shareholders holding 158,004 shares of CPA(R):10 common stock elected not to participate and their shares were redeemed for $1,774,385.

In June 1993, the Company was granted warrants to purchase 194,356 shares of common stock of Merit Medical Systems, Inc. at an exercise price of $4.87 (as adjusted for subsequent stock split) in connection with structuring a net lease with Merit Medical. In March 2002, CIP(R) sold its warrant position in Merit Medical for approximately $1,993,000.

In February 2002, the partnership that owns the Best Buy Co., Inc. properties paid off an existing limited recourse mortgage loan of $25,743,178 and paid a prepayment premium of $2,086,384 in connection with retiring the loan. The retired loan provided for monthly payments of interest and principal of $291,290 at an annual interest rate of 9.01%. The general partnership obtained a new limited recourse mortgage loan of $28,500,000 which provides for monthly payments of interest and principal of $210,427 at an annual interest rate of 7.49%. The loan matures in May 2012 at which time a balloon payment is scheduled. Corporate Property Associates 12 Incorporated ("CPA(R):12") owns a 37% interest in the partnership.

In January 2002, CIP(R) paid off an existing limited recourse mortgage loan on its property net leased to Plexus Corp. and paid a prepayment premium of $60,050 in connection with retiring the loan. CIP(R) obtained a new limited recourse mortgage loan of $5,500,000 which is collateralized by the property and provides for monthly payments of principal and interest totaling $40,437 based on an annual interest rate of 7.34%. The loan matures in February 2009, at which time a balloon payment is scheduled.

In connection with extending a mortgage loan in June 2002, CIP(R) was required to enter into a separate interest rate cap agreement, a derivative financial instrument, with a notional amount of $6,750,000, a strike of 8%, based on the one-month London Inter-Bank Offered Rate and a maturity of April 1, 2005. CIP(R) paid $36,000 to enter into the agreement.

On August 28, 2002, CIP(R) and three affiliates, W. P. Carey & Co. LLC, Corporate Property Associates 12 Incorporated and Corporate Property Associates 14 Incorporated obtained an aggregate of approximately $172,335,000 of limited recourse mortgage financing on 62 leased properties. The lender pooled the loans into a trust, Carey Commercial Mortgage Trust, a non-affiliate, whose assets consist solely of the loans and sold the loans, as collateralized mortgage obligations in a private placement to institutional investors. CIP(R) and the three affiliates agreed to acquire a separate class of subordinated interests in the trust (the "CPA(R) Interests"). The amount of CPA(R) Interests acquired by CIP(R) was proportional to the mortgage amounts obtained. CIP(R) obtained new mortgage financing proceeds in this transaction of $83,666,787. The CPA(R) Interests were purchased for $24,128,739 of which CIP(R)'s share was $10,616,645, or 44%.

The principal amount of loans obtained were as follows:

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
                                        ===========        ==========

All of the loans provide for payments of principal and interest at an annual interest rate of 7.5% based on a 25-year amortization schedule. Balloon payments are due on the maturity dates.

The loans paid off were as follows:

Lease Obligor                         Loan Amount         Annual Debt Service            Interest Rate
-------------                         -----------         -------------------            -------------
Garden Ridge Corporation              $ 6,775,746           $  817,992                      8.250%
ShopRite Supermarkets, Inc.             6,721,104              755,280                      9.000%
Childtime Childcare, Inc.               5,516,637              707,172                      9.550%
Merit Medical Systems, Inc.             5,328,730              742,356                      9.630%
Barnes & Noble, Inc.                    4,788,074              642,447                 8.125% and 9.625%
Hibbett Sporting Goods, Inc.            2,459,952              293,796                      8.125%
Petsmart, Inc.                          1,896,210              273,417                      9.250%
                                      -----------           ----------
                                      $33,486,453           $4,232,460
                                      ===========           ==========

In December 2002, CIP(R) sold a vacant property in Farmingdale, New York for $6,743,251. The property had been leased by Waban, Inc. which vacated at the end of its lease in the first quarter of 2001.

On October 21, 2000, CIP(R) and a joint venture partner with 65% and 35% ownership interests, respectively, purchased property in Toulouse, France and commenced construction of a Holiday Inn hotel and entered into a net lease with Societe Hoteliere Tourisme Grand Noble. The first phase of construction was completed in February 2002 and an expansion of the property was completed in February 2003. The final funding of the second expansion was funded by the joint venture partner. Total annual rental income from the hotel will be approximately $1,137,000.

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

            - reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and

            - increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock. As of December 31, 2002, CIP(R) has disposed of all warrants that it received and held no warrant positions.

AFINANCING STRATEGIES

Consistent with its investment policies, CIP(R) uses leverage when available on favorable terms. As of December 31, 2002, CIP(R) had approximately $251,580,000 in property level debt outstanding. These mortgages mature between the current year and 2021 and, as of December 31, 2002, have interest rates between 5.438% and 10%. Carey Asset Management Corp. continually seeks opportunities and considers alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

TRANSACTION ORIGINATION

Currently, CIP(R)'s primary source of funds for property acquisitions is the sale of owned properties and proceeds received from investors through the Dividend Reinvestment and Share Purchase Plan. Carey Asset Management continues to make acquisitions for CIP(R) using these funds. In analyzing potential acquisitions, Carey Asset Management Corp. reviews and structures many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential acquisition can be structured to satisfy CIP(R)'s acquisition criteria. The aspects of a transaction which are reviewed and structured by Carey Asset Management Corp. include the following:

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

INDUSTRY SEGMENT

CIP(R) operates in one industry segment, investment in net leased real property. For the year ended December 31, 2002, no tenant represented 10% or more of the total operating revenue of CIP(R).

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

CIP(R)'s future results may be affected by certain risks and uncertainties including the following:

We are subject to the risks of real estate ownership which could reduce the value of our properties.

Our properties may include net leased industrial and commercial property. The performance of CIP(R) is subject to risks incident to the ownership and operation of these types of properties, including:

      -     changes in the general economic climate;

      - changes in local conditions such as an oversupply of space or reduction in demand for real estate;

      -     changes in interest rates and the availability of financing;

      -     competition from other available space; and

      - changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

We may have difficulty selling or re-leasing our properties.

Real estate investments are relatively illiquid compared to most financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. Many of the net leases we enter into or acquire are for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. In addition, provisions of the Internal Revenue Code relating to REITs limit our ability to sell properties held for fewer than four years. These and other limitations may affect our ability to sell properties without adversely affecting returns to our shareholders.

The inability of a tenant in a single tenant property to pay rent will reduce our revenues.

Most of our properties are occupied by a single tenant and, therefore, the success of our investments are materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet the mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

The bankruptcy of tenants would cause a reduction in revenue.

A tenant in bankruptcy could cause:

      -     the loss of lease payments;

      -     an increase in the costs incurred to carry the property;

      -     a reduction in the value of shares; and

      -     a decrease in distributions to shareholders.

Under bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of continuing or terminating any unexpired lease. If the tenant terminates the lease, any claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year's lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years' lease payments). In addition, due to the long-term nature of our leases and terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor.

Some of the programs managed by Carey Asset Management Corp. or its affiliates have had tenants file for bankruptcy protection and are involved in litigation. Four CPA(R) programs had to reduce the rate of distributions to their partners as a result of adverse developments involving tenants.

If our tenants are highly leveraged, they may have a higher possibility of filing for bankruptcy.

Of tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions, those that are highly leveraged may have a higher possibility of filing for bankruptcy. In bankruptcy, a tenant has the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues would be reduced and could cause us to reduce distributions to shareholders. We have highly leveraged tenants at this time, and we may have additional highly leveraged tenants in the future.

Our tenants generally do not have a recognized credit rating, which may create a higher risk of lease defaults and therefore lower revenues than if our tenants had a recognized credit rating.

Generally, no credit rating agencies evaluate or rank the debt or the credit risk of our tenants, as we seek tenants that we believe will have improving credit profiles. Our long-term leases with certain of these tenants may therefore pose a higher risk of default than would long term leases with tenants whose credit potential has already been recognized by the market.

There is not, and may never be a public market for our shares, so it will be difficult for shareholders to sell shares quickly.

There is no current public market for the shares and, therefore, it will be difficult for shareholders to sell their shares promptly. In addition, the price received for any shares sold is likely to be less than the proportionate value of the real estate we own.

Our success is dependent on the performance of W. P. Carey & Co.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of W. P. Carey & Co. in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and upon the management of the assets. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of W. P. Carey & Co. and the oversight of the board of directors.

W. P. Carey & Co. may be subject to conflicts of interest.

W. P. Carey & Co. manages our business and selects our real estate investments.
W. P. Carey & Co. has some conflicts of interest in its management of CIP(R), which arise primarily from the involvement of W. P. Carey & Co. and its affiliates in other activities that may conflict with CIP(R) and the payment of fees by us to W. P. Carey & Co. and its affiliates. The activities in which a conflict could arise between CIP(R) and W. P. Carey & Co. are:

      - the receipt of commissions, fees and other compensation by W. P. Carey & Co. and its affiliates for property purchases, leases, sales and financing for CIP(R), which may cause W. P. Carey & Co. and its affiliates to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

      - agreements between CIP(R) and W. P. Carey & Co. or any of its affiliates, including agreements regarding compensation of W. P. Carey & Co. and its affiliates, will not be negotiated on an arm's length basis as would occur if the agreements were with unaffiliated third parties;

      - purchases and loans from affiliates, subject to CIP(R)'s investment procedures, objectives and policies, which will increase fees and interest payable to affiliates, thereby decreasing our net income and possibly causing us to incur higher leverage levels;

      - competition with certain affiliates for property acquisitions, which may cause W. P. Carey & Co. and its affiliates to direct properties suitable for us to other related entities;

      - disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor's desire to sell a property and our plans to hold or sell the property.

Inherent in these transactions is the conflict of interest that arises due to the potential impact of the transaction on the amount of fees received by W. P. Carey & Co. and/or its affiliates and the distributions to shareholders.

Liability for uninsured losses could adversely affect our financial condition.

Losses from disaster-type occurrences (such as wars or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more properties.

Potential liability for environmental matters could adversely affect our financial condition..

We own industrial and commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on CIP(R):

      - Responsibility and liability for the cost of removal or remediation of hazardous substances released on our property, generally without regard to our knowledge or responsibility of the presence of the contaminants.

      - Liability for the costs of removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of these substances.

      - Potential liability for common law claims by third parties based on damages and costs of environmental contaminants.

Our costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or lease the property or to borrow using the property as collateral.

Our use of debt to finance acquisitions could adversely affect our cash flow.

Most of our property acquisitions have been made by borrowing a portion of the purchase price of our properties and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of the shares and distributions to shareholders to be reduced. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. We typically borrow between 55% and 65% of the purchase price of our properties. There is no limitation on the amount borrowed on a single property and the aggregate borrowings may not exceed 75% of the value of all properties. Any borrowings in excess of 75% of the value of all properties must be approved by a majority of the independent directors and disclosed to shareholders. As of December 31, 2002, we had limited recourse mortgage notes payable outstanding of $251,580,000.

Failure to qualify as a REIT could adversely affect our operations and ability to make distributions.

If we fail to qualify as a REIT for any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability. In addition, distributions to shareholders would no longer qualify for the distributions paid deduction and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances which are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT.

The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT status.

The Internal Revenue Service may take the position that specific sale-leaseback transactions we will treat as true leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the Asset Tests or the Income Tests and consequently lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT Taxable Income could be recalculated which could cause us to fail the Distribution Test.

Balloon payment obligations may adversely affect our financial condition..

Some of our financing may require us to make a lump-sum or "balloon" payment at maturity. Our ability to make any balloon payment is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets.

Scheduled balloon payments for the next five years are as follows:

            -     2003 - $9.2 million;

            -     2004 - $12.9 million;

            -     2005 - $6.6 million;

            -     2006 - $0; and

            -     2007 - $9.5 million.

A limit on the number of shares a person may own may discourage a takeover.

Our articles of incorporation restrict ownership of more than 9.8% of the outstanding shares by one person. These restrictions may discourage a change of control of CIP(R) and may deter individuals or entities from making tender offers for shares, which offers might be financially attractive to shareholders or which may cause a change in the management of CIP(R).

Maryland law could restrict change in control.

Provisions of Maryland law applicable to us prohibit business combinations with:

      - any person who beneficially owns 10% or more of the voting power of outstanding shares;

      - an affiliate of us who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares ("an interested shareholder"); or

      -     an affiliate of an interested shareholder.

These prohibitions last for five years after the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares and two-thirds of the votes entitled to be cast by holders of our shares other than shares held by the interested shareholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in shareholders' interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested shareholder.

Our participation in joint ventures creates additional risk.

We participate in joint ventures with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that W. P. Carey & Co. or our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

In some of our joint venture relationships with publicly registered investment programs or other entities sponsored by Carey Asset Management Corp. or one of its affiliates, we enter into investments as tenants-in-common. This poses risks in addition to those mentioned above. The partition rights of each co-tenant in a tenancy-in-common could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that Carey Asset Management Corp. or our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

We may incur costs to finish build-to-suit properties.

We may sometimes acquire undeveloped or partially developed land parcels for the purpose of owning to-be-built facilities for a prospective tenant. Oftentimes, completion risk, cost overruns and on-time delivery are the obligations of the prospective tenant. To the extent that the tenant or the third-party developer experiences financial difficulty or other complications during the construction process we may be required to incur project costs to complete all or part of the project within a specified time frame. The incurrence of these costs or the non-occupancy by the tenant may reduce the project's and our portfolio returns.

Item 2.      Properties.

Set forth below is certain information relating to the Company's properties owned as of December 31, 2002.

  LEASE OBLIGOR/                         OWNERSHIP                     SQUARE         RENT PER
  Location                               INTEREST(1)                   FOOTAGE       SQUARE FOOT
  --------                               -----------                   -------       -----------
 MARRIOTT INTERNATIONAL, INC. (3),(4)
   Irvine, Sacramento and San Diego,
   CA; Orlando, FL (2); Des Plaines,    47.35% interest in a
   IL; Indianapolis, IN; Louisville,    real estate
   KY; Linthicum, MD; Newark, NJ;       investment trust
   Albuquerque, NM; Las Vegas, NV;      owning land and               1,115,687          $15.98
   Spokane, WA                          buildings

  OMNICOM GROUP, INC. (3)
   Playa Vista, CA                              100%                    120,000           26.79
   Venice, CA                                   100%                     77,719           13.93
                                                                         ------
       Total:                                                           197,719

  INFORMATION RESOURCES, INC. (3)
                                        66.67% interest in a
                                        limited partnership
   Chicago, IL                          owning land and
                                        buildings                       252,000           19.57

  ADVANCED MICRO DEVICES, INC. (3)
                                        33 1/3% interest in
                                        a limited liability
   Sunnyvale, CA                        company owning land
                                        and buildings                   361,965           27.01

ELECTRONIC DATA SYSTEMS CORPORATION (3)
   Louisville, CO                               100%                    403,871            7.87

  BEST BUY CO., INC. (3)
   Fort Collins, CO; Matteson and
   Schaumburg, IL; Attleboro, MA;
   Nashua, NH; Albuquerque, NM;         63% interest in a
   Arlington, Beaumont, Dallas, Fort    general partnership
   Worth and Houston, TX; Virginia      owning land and                 585,644            7.23
   Beach, VA                            buildings

  TITAN CORPORATION (3)
                                        81.46% interest in a
                                        limited partnership
   San Diego, CA                        owning land and
                                        buildings                       166,403           16.43

  LUCENT TECHNOLOGIES, INC. (3)
   Charlotte, NC                                100%                    568,670            3.58

  LEASE OBLIGOR/                           SHARE OF CURRENT   INCREASE
  Location                                  ANNUAL RENTS (2)  FACTOR      LEASE TERM   MAXIMUM TERM
  --------                                  ---------------   ------      ----------   ------------
 MARRIOTT INTERNATIONAL, INC. (3),(4)
   Irvine, Sacramento and San Diego,
   CA; Orlando, FL (2); Des Plaines,
   IL; Indianapolis, IN; Louisville,
   KY; Linthicum, MD; Newark, NJ;                            Stated/
   Albuquerque, NM; Las Vegas, NV;             $8,441,019    % of sales  Feb. 2012      Feb. 2032
   Spokane, WA

  OMNICOM GROUP, INC. (3)
   Playa Vista, CA                              3,214,996    CPI         Sep. 2018      Sep. 2048
   Venice, CA                                   1,082,685    CPI         Sep. 2010      Sep. 2030
                                                ---------
       Total:                                   4,297,681

  INFORMATION RESOURCES, INC. (3)


   Chicago, IL                                  3,287,700    CPI         Oct. 2010      Oct. 2015

  ADVANCED MICRO DEVICES, INC. (3)


   Sunnyvale, CA
                                                3,258,938    CPI         Dec. 2018      Dec. 2038

ELECTRONIC DATA SYSTEMS CORPORATION (3)
   Louisville, CO                               3,179,732    CPI         Dec. 2014      Dec. 2034

  BEST BUY CO., INC. (3)
   Fort Collins, CO; Matteson and
   Schaumburg, IL; Attleboro, MA;
   Nashua, NH; Albuquerque, NM;
   Arlington, Beaumont, Dallas, Fort
   Worth and Houston, TX; Virginia              2,666,860    Stated      Apr. 2018      Apr. 2033
   Beach, VA

  TITAN CORPORATION (3)


   San Diego, CA                                2,226,673    CPI         Jul. 2007      Jul. 2023

  LUCENT TECHNOLOGIES, INC. (3)
   Charlotte, NC                                2,035,304    None        Mar. 2005      Mar. 2022

  LEASE OBLIGOR/                         OWNERSHIP                     SQUARE         RENT PER
  Location                              INTEREST (1)                   FOOTAGE       SQUARE FOOT
  --------                              -----------                    -------       -----------
  SHOPRITE SUPERMARKETS, INC. (3)
   Greenport, NY                                100%                     59,772           10.65
                                          55% interest in a
                                         limited partnership
                                           owning land and
   Ellenville and Warwick, NY (3),(4)         buildings                 136,438           16.44
                                                                        -------
       Total:                                                           196,210

UTI HOLDINGS, INC. (3)
   Glendale Heights, IL                         100%                     74,410           17.26
   Glendale Heights, IL                         100%                     38,143           10.27
                                                                        -------
                                                                        112,553

  NEW WAI. L.P./WAREHOUSE ASSOCIATES (3)
   Lima, OH                                     100%                    534,108            3.10

  GARDEN RIDGE, INC. (3)
   Oklahoma City, OK                            100%                    141,284            6.38
   Round Rock, TX                               100%                    152,500            4.63
                                                                        -------
       Total:                                                           293,784

  CHILDTIME CHILDCARE, INC. (3)
   Naperville, IL; Centreville,
   Century Oaks, Manassas and Newport
   News, VA                                     100%                     37,306           17.39

   Chandler and Tucson, AZ; Alhambra,
   Chino, Garden Grove and Tustin,      66.07% interest in a
   CA; Westland (2) and Sterling         limited partnership
   Heights, MI; Carrolton,                 owning land and
   Duncanville and Lewisville, TX             buildings                  83,988           15.41
                                                                        -------
                                                                        121,294

  Q CLUBS, INC. (3)
   Bedford, TX                                  100%                     46,658           14.02
   Memphis, TN                                  100%                     43,311           19.13
                                                                         ------
       Total:                                                            89,969

  DEL MONTE CORPORATION (3)
   Mendota, IL; Plover,  WI; Toppenish          50% (5)                 735,766            4.02
   and Yakima, WA

  SICOR, INC. (3)
                                        50% interest in a
                                        general partner-ship
   San Diego, CA                        owning land and
                                        buildings                       144,312           20.41

  MERIT MEDICAL SYSTEMS, INC. (3)
   South Jordan, UT                             100%                    172,925            8.47

  LEASE OBLIGOR/                           SHARE OF CURRENT   INCREASE
Location                                    ANNUAL RENTS (2)  FACTOR      LEASE TERM   MAXIMUM TERM
--------                                    ----------------  ------      ----------   ------------
  SHOPRITE SUPERMARKETS, INC. (3)
   Greenport, NY                                  636,515    Stated      Dec. 2017      Dec. 2037


                                                             Stated/%
   Ellenville and Warwick, NY (3),(4)           1,233,742    of sales    Oct. 2024      Oct. 2044
                                                ---------
       Total:                                   1,870,257

UTI HOLDINGS, INC. (3)
   Glendale Heights, IL                         1,284,609    CPI         Nov. 2010      Nov. 2030
   Glendale Heights, IL                           391,838    Stated      Apr. 2016      Apr. 2031
                                                ---------
                                                1,676,447

  NEW WAI. L.P./WAREHOUSE ASSOCIATES (3)
   Lima, OH                                     1,653,683    CPI         Mar. 2016      Mar. 2041

  GARDEN RIDGE, INC. (3)
   Oklahoma City, OK                              901,017    CPI         Apr. 2015      Apr. 2035
   Round Rock, TX                                 706,188    CPI         Dec. 2013      Dec. 2038
                                                ---------
       Total:                                   1,607,205

  CHILDTIME CHILDCARE, INC. (3)
   Naperville, IL; Centreville,
   Century Oaks, Manassas and Newport
   News, VA                                       648,892    CPI         Aug. 2015      Aug. 2025

   Chandler and Tucson, AZ; Alhambra,
   Chino, Garden Grove and Tustin,
   CA; Westland (2) and Sterling
   Heights, MI; Carrolton,
   Duncanville and Lewisville, TX                 854,856    CPI         Jan. 2016      Jan. 2041
                                                ---------
                                                1,503,748

  Q CLUBS, INC. (3)
   Bedford, TX                                    654,325    CPI         Feb. 2016      Feb. 2036
   Memphis, TN                                    828,755    CPI         Jul. 2013      Jul. 2033
                                                ---------
       Total:                                   1,483,080

  DEL MONTE CORPORATION (3)
   Mendota, IL; Plover,  WI; Toppenish          1,477,714    CPI         Jun. 2016      Jun. 2056
   and Yakima, WA

  SICOR, INC. (3)


   San Diego, CA
                                                1,472,736    CPI         Jul. 2009      Jul. 2044

  MERIT MEDICAL SYSTEMS, INC. (3)
   South Jordan, UT                             1,465,404    CPI         Jan. 2020      Jan. 2040

  LEASE OBLIGOR/                         OWNERSHIP                     SQUARE         RENT PER
  Location                              INTEREST (1)                   FOOTAGE       SQUARE FOOT
  --------                              ------------                   -------       -----------
THE UPPER DECK COMPANY(3)
                                        50% interest in a
                                        limited liability
   Carlsbad, CA                         company owning land
                                        and building                    294,780            9.85

  COMPUCOM SYSTEMS, INC. (3)
                                        33 1/3% interest in
                                        a limited liability
   Dallas, TX                           company owning land
                                        and buildings                   255,351           16.54

  MICHIGAN MUTUAL INSURANCE COMPANY(3)
   Charleston, SC                               100%                    134,985           10.09

  BARNES & NOBLE, INC. (3)
   Farmington, CT                               100%                     21,600           31.62
   Braintree, MA                                100%                     19,661           30.55
                                                                         ------
       Total:                                                            41,261

  PLEXUS CORP. (3)
   Neenah, WI                                   100%                    179,000            7.09

  BELL SPORTS, INC.
   Rantoul, IL                                  100%                    307,397            3.82

  ENVIROWORKS, INC. (3)
   Apopka, FL                                   100%                    374,829            2.92

  GATX LOGISTICS, INC. (3)
   Jacksonville, FL                             100%                    240,000            3.89

  DETROIT DIESEL CORPORATION
   Hollywood and Orlando, FL                    100%                     81,318           11.17

  PSC SCANNING, INC. (3)
   Eugene, OR                                   100%                    110,665            8.00

  CUSTOM FOOD PRODUCTS, INC. (3)
   Owingsville, KY                              100%                     37,094           23.73

  NICHOLSON WAREHOUSE, L.P. (3)
   Maple Heights, OH                            100%                    341,282            2.50

  HUMCO HOLDING GROUP, INC. (3)
   Texarkana, TX; Orem, UT                      100%                    164,565            5.16

  HIBBETT SPORTING GOODS, INC. (3)
   Birmingham, AL                               100%                    219,312            3.58

SOCIETE HOTELIERE TOURISME GRAND NOBLE(3)
   Toulouse, France                             100%                     42,000           15.40

  LEASE OBLIGOR/                           SHARE OF CURRENT   INCREASE
  Location                                  ANNUAL RENTS (2)   FACTOR      LEASE TERM   MAXIMUM TERM
  --------                                  ---------------    ------      ----------   ------------
THE UPPER DECK COMPANY(3)


   Carlsbad, CA
                                                1,452,220    CPI         Dec. 2020      Dec. 2040

  COMPUCOM SYSTEMS, INC. (3)


   Dallas, TX
                                                1,408,043    CPI         Apr. 2019      Apr. 2029

  MICHIGAN MUTUAL INSURANCE COMPANY(3)
   Charleston, SC                               1,362,252    Stated      Dec. 2007      Dec. 2027

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

  PLEXUS CORP. (3)
   Neenah, WI                                   1,268,693    CPI         Aug. 2014      Aug. 2044

  BELL SPORTS, INC.
   Rantoul, IL                                  1,175,071    CPI         Nov. 2012      Nov. 2032

  ENVIROWORKS, INC. (3)
   Apopka, FL                                   1,095,072    CPI         Mar. 2010      Mar. 2035

  GATX LOGISTICS, INC. (3)
   Jacksonville, FL                               932,640    Stated      Mar. 2004      Sep. 2004

  DETROIT DIESEL CORPORATION
   Hollywood and Orlando, FL                      908,037    PPI         Jun. 2020      Jun. 2040

  PSC SCANNING, INC. (3)
   Eugene, OR                                     885,750    CPI         May 2014       May 2014

  CUSTOM FOOD PRODUCTS, INC. (3)
   Owingsville, KY                                880,404    CPI         Jun. 2020      Jun. 2035

  NICHOLSON WAREHOUSE, L.P. (3)
   Maple Heights, OH                              854,540    CPI         Dec. 2018      Dec. 2043

  HUMCO HOLDING GROUP, INC. (3)
   Texarkana, TX; Orem, UT                        849,853    CPI         Dec. 2016      Dec. 2016

  HIBBETT SPORTING GOODS, INC. (3)
   Birmingham, AL                                 784,224    CPI         Feb. 2011      Feb. 2026

SOCIETE HOTELIERE TOURISME GRAND NOBLE(3)
   Toulouse, France                               646,828(6) INSEE(7)    Nov. 2012      Nov. 2030

  LEASE OBLIGOR/                         OWNERSHIP                     SQUARE         RENT PER
Location                                INTEREST(1)                    FOOTAGE       SQUARE FOOT
--------                                -----------                    -------       -----------
  SUPERIOR TELECOMMUNICATIONS, INC. (3)
   Brownwood, TX                                100%                    307,850            2.08

  ISA INTERNATIONAL PLC(3)
   Bradford, West Yorkshire, United             100%                     41,432           15.30
   Kingdom

  GLOYSTARNE & CO., LTD. (3)
   Rotherdam, South Yorkshire, United            100%                   120,000            5.07
   Kingdom

  KMART CORPORATION.
   Denton, TX                                   100%                     87,406            2.46
   Drayton Plains, MI                           100%                    103,018            2.04
   Citrus Heights, CA                           100%                     89,760            2.01
                                                                        -------
       Total:                                                           280,184

  PETSMART, INC. (3)
   Ennis, TX                                    100%                    229,950            2.27

  OSHMAN SPORTING GOODS, INC. (3)
   Plano, TX                                    100%                     47,054            9.16

  KROGER CO.
   Conway and
   N. Little Rock, AR                           100%                     78,075            5.30

  AFFILIATED FOODS SOUTHWEST, INC.
   Hope, AR                                     100%                     35,784            2.25
   Little Rock, AR                              100%                     21,932            1.58
   Little Rock, AR                              100%                     64,358            4.09
                                                                        -------
       Total:                                                           122,074

  US WEST COMMUNICATIONS, INC. (3)
   Scottsdale, AZ                               100%                      4,460           60.60

  HOBBY LOBBY STORES, INC.
   Broken Arrow, OK                             100%                     50,340            5.05

XEROX CORPORATION                               100%                     36,850            4.22
PHOTO CENTER                                    100%                        340           14.12
                                                                         ------
   Total for property in
   Hot Springs, AR:                                                      37,190

NORTHSTAR COMPUTER FORMS, INC.                  100%                     23,042            5.33
VACANT                                          100%                    126,720
                                                                        -------
   Total for property in
   Golden, CO:                                                          149,762

VACANT
   Austin, TX                                   100%                     99,680


  LEASE OBLIGOR/                            SHARE OF CURRENT     INCREASE
Location                                     ANNUAL RENTS(2)     FACTOR         LEASE TERM   MAXIMUM TERM
--------                                     ---------------     ------         ----------   ------------
  SUPERIOR TELECOMMUNICATIONS, INC. (3)
   Brownwood, TX                                   640,879       CPI            Dec. 2013      Dec. 2038

  ISA INTERNATIONAL PLC(3)
   Bradford, West Yorkshire, United                 633,738(6)   Open           May 2014       None
   Kingdom                                                       Market

  GLOYSTARNE & CO., LTD. (3)
   Rotherdam, South Yorkshire, United              608,469(6)      Stated          Dec. 2019      Dec. 2019
   Kingdom

  KMART CORPORATION.
   Denton, TX                                      215,280       % of Sales     Nov. 2007      Nov. 2057
   Drayton Plains, MI                              210,000       % of Sales     Mar. 2006      Mar. 2026
   Citrus Heights, CA                              180,000       % of Sales     May 2006       May 2026
                                                   -------
       Total:                                      605,280

  PETSMART, INC. (3)
   Ennis, TX                                       522,240       CPI            Jan. 2013      Jan. 2013

  OSHMAN SPORTING GOODS, INC. (3)
   Plano, TX                                       431,197       Stated         Jan. 2013      Jan. 2033

  KROGER CO.
   Conway and
   N. Little Rock, AR                              413,612       CPI            Feb. 2017      Feb. 2037

  AFFILIATED FOODS SOUTHWEST, INC.
   Hope, AR                                         80,514       CPI            Mar. 2007      Mar. 2037
   Little Rock, AR                                  34,745       CPI            Mar. 2007      Mar. 2037
   Little Rock, AR                                 263,432       CPI            Feb. 2009      Feb. 2024
                                                   -------
       Total:                                      378,691

  US WEST COMMUNICATIONS, INC. (3)
   Scottsdale, AZ                                  270,270       Stated         Feb. 2007      Feb. 2017

  HOBBY LOBBY STORES, INC.
   Broken Arrow, OK                                253,995       % of Sales     Jan. 2008      Jan. 2033

XEROX CORPORATION                                  155,507       Stated         May 2011       May 2011
PHOTO CENTER                                         4,800       None           Monthly
                                                   -------                      renewals
   Total for property in
   Hot Springs, AR:                                160,307

NORTHSTAR COMPUTER FORMS, INC.                     122,814       Stated         Sep. 2005      Sep. 2005
VACANT

   Total for property in
   Golden, CO:

VACANT
   Austin, TX

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

6.    Based on exchange rates at December 31, 2002.

7. INSEE construction index, an index published quarterly by the French Government.

Item 3. Legal Proceedings.

As of the date hereof, the Company is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K:

            During the year ended December 31, 2002, the Company filed Report on Form 8-K, dated May 15, 2002, to report Acquisition of Assets and which was amended in Report on Form 8-K/A, Amendment No. 1 to Form 8-K, dated June 26, 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Information with respect to Registrant's common equity is hereby incorporated by reference to page 36 of the Company's Annual Report contained in Appendix A.

Item 6. Selected Financial Data.

Selected Financial Data are hereby incorporated by reference to page 1 of the Company's Annual Report contained in Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 11 of the Company's Annual Report contained in Appendix A.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

Approximately $233,955,000 of CIP(R)'s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of December 31, 2002 ranged from 6.95% to 10%. The interest rate on the variable rate debt as of December 31, 2002 ranged from 5.438% to 9.625%.

(in thousands)         2003       2004      2005      2006       2007    Thereafter     Total   Fair Value
                     -------    -------    ------    ------    -------    --------    --------   --------
Fixed rate debt      $13,944    $14,635    $7,515    $4,834    $14,719    $178,308    $233,955   $239,669
Weighted average
    interest rate       9.10%      9.36%     8.28%     7.78%      8.55%       7.51%
Variable rate debt   $ 1,492    $ 4,251    $4,030    $  205    $   256    $  7,390    $ 17,624   $ 17,624

CIP(R) conducts business in the United Kingdom and France. The foreign operations were not material to CIP(R)'s consolidated financial position, results of operations or cash flows during the three-year period ended December 31, 2002. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three-year period ended December 31, 2002. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies may have on our future costs or on future cash flows we may receive from our foreign subsidiaries. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. Scheduled future minimum rents, exclusive of renewals, under non-cancelable leases resulting from CIP(R)'s foreign operations are as follows:

(in thousands)                           2003     2004     2005     2006     2007   Thereafter  Total
                                        ------   ------   ------   ------   ------   -------   -------
Rental income(1)                        $1,281   $1,281   $1,281   $1,281   $1,281   $ 7,259   $13,664
Interest income from direct financing
     leases(1)                          $  608   $  608   $  633   $  705   $  705   $10,751   $14,010

Scheduled principal payments for the mortgage notes payable during each of the next five years following December 31, 2002 and thereafter are as follows:

(in thousands)           2003   2004   2005   2006   2007   Thereafter   Total
                         ----   ----   ----   ----   ----   ----------   ------
Fixed rate debt(1)       $ 81   $115   $124   $245   $255     $7,523     $8,343
Variable rate debt (1)   $128   $154   $180   $205   $256     $7,391     $8,314

(1)   Based on December 31, 2002 exchange rate.

Item 8. Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 12 to 35 of the Company's Annual Report contained in Appendix A:

(i)   Report of Independent Accountants.

(ii)  Consolidated Balance Sheets as of December 31, 2002 and 2001.

(iii) Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000.

(iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 2001 and 2002.

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

(vi)  Notes to Consolidated Financial Statements.

Item 9. Disagreements on Accounting and Financial Disclosure.

NONE

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 11. Executive Compensation.

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 14. Controls and Procedures

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of December 31, 2002.

The Company's disclosure controls and procedures include the Company's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to the Company's management, including its chief executive officers and chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods. Based upon this review, the Company's chief executive officers and chief financial officer have concluded that the Company's disclosure controls (as defined in pursuant to Rule 13a-14(c) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)   1. Consolidated Financial Statements:

            The following consolidated financial statements are filed as a part of this Report:

                  Report of Independent Accountants.

                  Consolidated Balance Sheets, December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000.

                  Consolidated Statement of Shareholders' Equity for the years ended December 31, 2000, 2001 and 2002.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

                  Notes to Consolidated Financial Statements.

            The consolidated financial statements are hereby incorporated by reference to pages 12 to 35 of the Company's Annual Report contained in Appendix A.

      (a)   2. Financial Statements of Material Equity Investee:

                  Marcourt Investments Incorporated

                  Report of Independent Accountants.

                  Balance Sheets, December 31, 2002 and 2001.

                  Statements of Income for the years ended December 31, 2002, 2001 and 2000.

                  Statement of Shareholders' Equity for the years ended December 31, 2000, 2001 and 2002.

                  Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

                  Notes to Financial Statements.

                  Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2002 of Marcourt Investments Incorporated.

                  The financial statements of material equity investees are contained herewith in Item 15 on pages 20 to 29.

                  The separate financial statements of material equity investees have been audited as of December 31, 2002 and for the year then ended in accordance with Rule 3-09 of Regulation S-X.

      (a)   3. Financial Statement Schedule:

            The following schedule is filed as a part of this Report:

                  Report of Independent Accountants.

                  Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2002.

                  Notes to Schedule III.

            Schedule III and notes thereto are contained herein on pages 48 to 52 of this Form 10-K.

            Financial Statement Schedules other than those listed above are omitted because the required information is given in the Consolidated Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Marcourt Investments Incorporated:

In our opinion, the financial statements listed in the index appearing under
Item 15(a)(2) on page 19 present fairly, in all material respects, the financial position of Marcourt Investments Incorporated at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 19 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

New York, New York
February 14, 2003

                        MARCOURT INVESTMENTS INCORPORATED

                                 BALANCE SHEETS
                           December 31, 2002 and 2001

                                                             2002           2001
                                                             ----           ----
         ASSETS:

Net investment in direct financing lease                 $147,841,914   $148,056,251
Cash and cash equivalents                                      48,793        159,667
Other assets                                                  390,539        475,130
                                                         ------------   ------------
            Total assets                                 $148,281,246   $148,691,048
                                                         ============   ============

         LIABILITIES and SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage notes payable                                   $ 80,033,471   $ 85,178,685
Accrued interest payable                                    1,154,769      1,228,867
Accounts payable and accrued expenses                          30,200         27,500
Accounts payable to affiliates                                    440         15,246
State and local taxes payable                                  16,300         14,364
                                                         ------------   ------------
            Total liabilities                              81,235,180     86,464,662
                                                         ------------   ------------

Commitments and contingencies

Common stock, Class A; $.01 par value; authorized,
    999,750 shares; issued and outstanding,
    369,850 shares; Class B; $.01 par value;
    authorized, 250 shares; issued and outstanding,
    150 shares                                                  3,700          3,700
Additional paid-in capital                                 40,058,056     36,996,300
Retained earnings                                          26,984,310     25,226,386
                                                         ------------   ------------
            Total shareholders' equity                     67,046,066     62,226,386
                                                         ------------   ------------

            Total liabilities and shareholders' equity   $148,281,246   $148,691,048
                                                         ============   ============

   The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                              STATEMENTS OF INCOME
              For the years ended December 31, 2002, 2001 and 2000

                                                    2002          2001          2000
                                                    ----          ----          ----
Revenue:
    Interest income on direct financing lease   $17,612,525   $17,636,625   $17,657,881
    Percentage rents                              1,230,011     1,393,980     1,210,640
    Other income                                    627,629           954        19,624
                                                -----------   -----------   -----------
                                                 19,470,165    19,031,559    18,888,145
                                                -----------   -----------   -----------

Expenses:
    Interest on mortgages                         8,636,177     9,147,331     9,608,615
    General and administrative                       34,370       135,307        69,346
    State and local taxes                            67,908         4,096        60,100
                                                -----------   -----------   -----------
                                                  8,738,455     9,286,734     9,738,061
                                                -----------   -----------   -----------

        Net income                              $10,731,710   $ 9,744,825   $ 9,150,084
                                                ===========   ===========   ===========

        Basic earnings per share of common
            stock, 370,000 common shares
            outstanding (Class A and Class B)   $     29.00   $     26.34   $     24.73
                                                ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                        STATEMENT OF SHAREHOLDERS' EQUITY
              For the years ended December 31, 2000, 2001 and 2002

                                                         Additional Paid-in
                                      Common Stock           Capital             Retained Earnings              Total
                                      ------------       -----------------              -----------              -----------
Balance, December 31, 1999                 $3,700              $36,996,300              $16,454,117              $53,454,117

Dividends                                                                                (5,095,183)              (5,095,183)

Net income                                                                                9,150,084                9,150,084
                                           ------              -----------              -----------              -----------

Balance, December 31, 2000                  3,700               36,996,300               20,509,018               57,509,018

Dividends                                                                                (5,027,457)              (5,027,457)

Net income                                                                                9,744,825                9,744,825
                                           ------              -----------              -----------              -----------

Balance, December 31, 2001                  3,700               36,996,300               25,226,386               62,226,386

Dividends                                                                                (8,973,786)              (8,973,786)

Consent dividends declared                                       3,061,756                                         3,061,756

Net income                                                                               10,731,710               10,731,710
                                           ------              -----------              -----------              -----------

Balance, December 31, 2002                 $3,700              $40,058,056              $26,984,310              $67,046,066
                                           ======              ===========              ===========              ===========

   The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2002, 2001 and 2000

                                                                            2002           2001           2000
                                                                            ----           ----           ----
Cash flows from operating activities:
    Net income                                                          $ 10,731,710    $ 9,744,825    $ 9,150,084
    Adjustments to reconcile net income to net cash provided by operating activities:
        Cash receipts on direct financing lease greater than revenues
            recognized                                                       214,337        190,237        168,978
        Amortization of deferred interest                                     58,218         61,586         64,626
        Decrease (increase) in other assets                                   26,373        (29,933)       (86,754)
        Increase (decrease) in accounts payable and
            accrued expenses                                                   2,700        (11,800)       (23,000)
        Decrease in accrued interest payable                                 (74,098)       (66,869)       (60,345)
        Increase (decrease) in state and local taxes payable                   1,936         (4,136)         6,500
        Decrease (increase) in accounts payable to affiliates                (14,806)       (76,228)        86,474
                                                                        ------------    -----------    -----------
            Net cash provided by operating activities                     10,946,370      9,807,682      9,306,563
                                                                        ------------    -----------    -----------

Cash flows from investing activities:
    Purchase of securities                                                        --             --         (2,772)
                                                                        ------------    -----------    -----------
        Net cash used in investing activities                                     --             --         (2,772)
                                                                        ------------    -----------    -----------

Cash flows from financing activities:
    Dividends paid                                                        (5,912,030)    (5,027,457)    (5,095,183)
    Payment of mortgage principal                                         (5,145,214)    (4,644,658)    (4,192,937)
                                                                        ------------    -----------    -----------
        Net cash used in financing activities                            (11,057,244)    (9,672,115)    (9,288,120)
                                                                        ------------    -----------    -----------

Net (decrease) increase in cash and cash equivalents                        (110,874)       135,567         15,671

Cash and cash equivalents, beginning of year                                 159,667         24,100          8,429
                                                                        ------------    -----------    -----------

Cash and cash equivalents, end of year                                  $     48,793    $   159,667    $    24,100
                                                                        ============    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

1.    Organization and Business:

      Marcourt Investments Incorporated (the "Company") was formed on January 2, 1992 under the General Corporation Law of Maryland. Under its by-laws, the Company was organized for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. It is intended that the Company carry on business as a real estate investment trust ("REIT") as defined under the Internal Revenue Code of 1986.

      The Company's business consists of the leasing of 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc. ("Marriott") pursuant to a master lease. The master lease has an initial term of 20 years through February 10, 2012, followed by a 10-year renewal term and two 5-year renewal terms. Minimum annual rentals are $17,826,850 with the lease providing for additional rent of 4% of annual sales in excess of $36,000,000 with such additional rent capped at $1,766,717. In connection with the restructuring of Marriott Corporation in 1993, Marriott assumed a guarantee of the lease obligations. In addition, Host Marriott Corporation has also provided a guarantee of the lease obligation for the greater of 10 years from the Marriott Corporation restructuring or until the resolution of all claims and litigation with respect to such restructuring. The lessee paid real estate taxes on behalf of the Company of $2,435,550 in 2002. In 2002, the Company received $625,570 from Marriott as consideration for opening a new Courtyard by Marriott hotel in San Diego, California within a specified distance from one of the Company's hotels. Such amount is included in other income in the accompanying financial statements.

2.    Summary of Significant Accounting Policies:

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

      Net Investment in Direct Financing Lease:

            The Company's master lease for land and thirteen hotel properties is accounted for under the direct financing method whereby the gross investment in the lease consists of minimum lease payments to be received plus the estimated value of the properties at the end of the lease. Unearned income, representing the difference between gross investment and actual cost of the leased properties, is amortized to income over the lease term so as to produce a constant periodic rate of return.

            Additional rentals based on a percentage of Marriott's sales in excess of the specified volume and increases in the consumer price index are generally included in income when reported to the Company, that is, after the level of sales requiring a rental payment to the Company is reached.

            Under a direct financing lease, the Company is required to assess the estimated unguaranteed residual value of the leased assets at least annually. If a decline in the estimated value is other than temporary, the net investment is reduced and the remaining interest income to be earned over the remaining noncancelable lease term is also reduced.

      Cash Equivalents:

            The Company considers all short-term highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents may include commercial paper and money market funds. At December 31, 2002 and 2001, the Company had on deposit at two financial institutions substantially all of its cash and cash equivalents.

                        MARCOURT INVESTMENTS INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

      Federal Income Taxes:

            The Company is qualified as a REIT as of December 31, 2002 as defined under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 90% of its REIT taxable income to its shareholders and meets other conditions necessary to retain its REIT status. In order to meet the distribution requirement for the year ended December 31, 2002, the Class A shareholders recognized consent dividends of $3,061,756; that is, each shareholder recognized and will reflect a taxable dividend on its Federal income tax return even though it did not receive a cash distribution. The Company projects that consent dividends will be declared in future years.

      Other Assets:

            Included in other assets are deferred charges which resulted from increased interest obligations on the Company's mortgage notes paid in a prior period and are being amortized on an effective interest method over the remaining term of the mortgage notes. The Company owns shares in a private company which are recorded at a nominal cost.

      Earnings Per Share:

            The Company has a simple capital structure, that is, one with only common stock outstanding. As a result, the Company has presented basic per-share amounts in the statements of income.

3.    Transactions with Related Parties:

      An affiliate of W.P. Carey & Co. LLC ("W.P. Carey") is the advisor to a shareholder whose ownership interest in the Company represents approximately 47% of the Company's outstanding shares. The Company has entered into a service agreement with W. P. Carey which has been engaged to perform various administrative services which include, but are not limited to, accounting and cash management. The agreement provides that W.P. Carey be reimbursed for its costs incurred in connection with performing the necessary services under the agreement. For the years ended December 31, 2002, 2001 and 2000, the Company incurred expenses of $2,472, $3,138 and $378, respectively, under the agreement.

      Coolidge Investment Partners, L.P. ("Coolidge") owns approximately 53% of the outstanding shares of the Company. Coolidge acquired the shares from Frontier Equity Partners II, Ltd. and PA/FP Limited Partnership in April 2002. Coolidge and its predessors are advised by Sarofim Realty Advisors Co. ("Sarofim"). The Company has also agreed to reimburse Sarofim for certain costs incurred in connection with the physical inspection of the Company's leased properties. For the year ended December 31, 2000, the Company incurred expenses of $16,572 in connection with reimbursement for physical inspections. No inspection expenses were incurred in 2002 and 2001.

                        MARCOURT INVESTMENTS INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

4.    Net Investment in Direct Financing Lease:

      The net investment in the direct financing lease is summarized as follows:

                                               2002           2001
                                               ----           ----
      Minimum lease payments receivable   $160,441,650   $178,268,500
      Unguaranteed residual value          146,045,268    146,045,268
                                          ------------   ------------
                                           306,486,918    324,313,768
      Less, unearned income                158,645,004    176,257,517
                                          ------------   ------------
                                          $147,841,914   $148,056,251
                                          ============   ============

      The anticipated minimum future rentals, exclusive of renewals and any rents based on percentage of sales, amount to $17,826,850 in each of the years 2003 through 2007 and aggregate $160,441,650 through 2011.

5.    Mortgage Notes Payable:

      The Company's mortgage notes payable are collateralized by the Company's thirteen hotel properties and by the rights of assignment on the Company's master lease on the properties. $51,081,413 of the mortgage notes bear interest at a rate of 9.94% per annum and the remaining $28,952,058 bear interest at a rate of 11.18% per annum. The mortgage notes will fully amortize in November 2011. The note may be prepaid subject to a yield maintenance formula. As of December 31, 2002, the prepayment premium would be approximately $21,000,000 if the mortgage notes payable were prepaid in their entirety.

      Scheduled principal payments during each of the next five years following December 31, 2002 and thereafter are as follows:

                  Year Ending December 31,
                  ------------------------
                    2003                                            $ 5,699,903
                    2004                                              6,314,600
                    2005                                              6,995,822
                    2006                                              7,750,793
                    2007                                              8,587,526
                    Thereafter                                       44,684,827
                                                                    -----------
                        Total                                       $80,033,471
                                                                    ===========

6.    Dividends:

      Dividends to shareholders consist of ordinary income and a return of capital for income tax purposes. For each of the three years ended December 31, 2002, dividends paid per share were reported as follows for income tax purposes:

                                      2002       2001       2000
                                  --------   --------   --------

            Ordinary income (a)   $  24.25   $  13.58   $  13.77
            Return of capital           --         --         --
                                  --------   --------   --------
                                  $  24.25   $  13.58   $  13.77
                                  ========   ========   ========

            (a) Includes a consent dividend to Class A shareholders of $8.28 per share in 2002.

                        MARCOURT INVESTMENTS INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

 7.        Disclosure About Fair Value of Financial Instruments:

      The fair value of the Company's mortgage notes payable at December 31, 2002 and 2001 is approximately $100,908,918 and $93,197,000, respectively. Based on projections of settlement costs, including prepayment charges, the Company would not realize a benefit from refinancing the existing mortgage debt.

                        MARCOURT INVESTMENTS INCORPORATED

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 2002

                                                                Initial Cost to Company
                                                                                          Costs Capitalized
                                                                                            Subsequent to    Increase in Net
         Description        Encumbrances      Land      Personal Property  Buildings       Acquisition (a)    Investments(b)
Direct Financing Method:
Hotels leased to Marriott
  International, Inc.       $80,033,471    $27,559,637    $14,199,292      $104,241,071         $45,268          $1,796,646
                            ===========    ===========    ===========      ============         =======          ==========

         Description            Total         Date Acquired
Direct Financing Method:
Hotels leased to Marriott
  International, Inc.        $147,841,914     February 10, 1992
                             ============

(a) Consists of acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

(b) The increase in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more than the lease payments received.

(c) At December 31, 2001, the aggregate cost of real estate owned by Marcourt Investments Incorporated for Federal income tax purposes is $146,045,268.

      (a)   3. Exhibits:

            The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

   Exhibit No.                   Description                              Method of Filing
   -----------                   -----------                              ----------------
      2        Agreement and Plan of Merger                        Filed as Exhibit 2 to
                                                                   Registrant's Form 8-K dated
                                                                   April 30, 2002

      3.1      Articles of Amendment and Restatement.              Exhibit 3(A) to Registration
                                                                   Statement (Form S-11) No.
                                                                   33-39409

      3.2      Amended Bylaws of Registrant.                       Exhibit 3(B) to Registration
                                                                   Statement (Form S-11) No.
                                                                   33-39409

      7.1      Financial Statements of Corporate Property          Filed as Exhibit 7(A) to
               Associates 10 Incorporated                          Amendment No. 1 to
                                                                   Registrant's Form 8-K dated
                                                                   June 26, 2002

      7.2      Pro Forma Financial Statements of Corporate         Filed as Exhibit 7(B) to
               Property Associates 10 Incorporated                 Amendment No. 1 to
                                                                   Registrant's Form 8-K dated
                                                                   June 26, 2002

     10.1      Amended Advisory Agreement.                         Exhibit 10(A)(2) to
                                                                   Registration Statement (Form
                                                                   S-11) No. 33-39409

     10.2      Lease between Marcourt Investments                  Filed as Exhibit 10(D)(1) to
               Incorporated ("Marcourt") and CTYD III              Registrant's Post Effective
               Corporation ("CTYD").                               Amendment No. 1 to Form S-11

     10.3      Series A-2 9.94% Secured Note from Marcourt to      Filed as Exhibit 10(D)(2) to
               the registered owner of note (Various Series        Registrant's Post Effective
               A-1 9.94% Notes in an aggregate amount of           Amendment No. 1 to Form S-11
               38,750,000 substantially in the form of the
               Series A-1 9.94% Note attached , were issued
               by Marcourt in connection with the Financing).

     10.4      Series A-2 11.18% Secured Note from Marcourt        Filed as Exhibit 10(D)(3) to
               to the registered owner of note (Various notes      Registrant's Post Effective
               in an aggregate amount of 70,250,000                Amendment No. 1 to Form S-11
               substantially in the form of the Series A-2
               11.18% Note attached , were issued by Marcourt
               in connection with the Financing.

     10.5      Indenture between Marcourt, as borrower, to         Filed as Exhibit 10(D)(4) to
               First Fidelity Bank, National Association, New      Registrant's Post Effective
               Jersey, as trustee ("Trustee").                     Amendment No. 1 to Form S-11

     10.6      Real Estate Deed of Trust from Marcourt to          Filed as Exhibit 10(D)(5) to
               Albuquerque Title Company, as trustee for           Registrant's Post Effective
               benefit of the Trustee filed in New Mexico,         Amendment No. 1 to Form S-11
               securing Series A-1 9.94% Notes and Series A-2
               ll.18% notes allocated to Albuquerque, New
               Mexico Marriott property (Deeds of Trust or
               Mortgages substantially similar to this Deed
               of Trust were filed in all other jurisdictions
               in which Marriott Properties are located.
               Such other deeds of trust or mortgages secure
               the principal amount of Series A-1 9.94% Notes
               and Series A-2 11.18% Notes allocated to the
               Marriott Properties located in such other
               jurisdictions)

   Exhibit No.                   Description                              Method of Filing
   -----------                   -----------                              ----------------
     10.7      Second Real Estate Deed of Trust from Marcourt      Filed as Exhibit 10(D)(6) to
               to Albuquerque Title Company as trustee for         Registrant's Post Effective
               the benefit of the Trustee, filed in New            Amendment No. 1 to Form S-11
               Mexico, securing all Series A-1 9.94% Notes
               and Series A-2 11.18% Notes other than those
               notes allocated to the Albuquerque, New Mexico
               Marriott property (Deeds of trust or mortgages
               substantially similar to this Second Real
               Estate Deed of Trust were filed in all other
               jurisdictions in which the remaining Marriott
               Properties are located. Such other deeds  of
               trust  or  mortgages  secure the principal
               amount of Series A-1 9.94% Notes and  Series
               A-2  11.18%  Notes  allocated to all Marriott
               Properties  not  located  in  the jurisdiction
               in which such other deeds of trust were filed
               for recording).

     10.8      Guaranty from the Registrant, Corporate             Filed as Exhibit 10(D)(7) to
               Property Associates 10 Incorporated, Trammell       Registrant's Post Effective
               Crow Equity Partners II, Ltd. ("TCEP II") and       Amendment No. 1 to Form S-11
               PA/First Plaza Limited Partnership ("First
               Plaza") as guarantors, to the Trustee.

     10.9      Shareholders Agreement between the Registrant,      Filed as Exhibit 10(D)(8) to
               Corporate Property Associates10 Incorporated        Registrant's Post Effective
               ("CPA(R):10"), TCEP II and First Plaza.             Amendment No. 1 to Form S-11

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

     10.17     Assignment and Assumptions of Lease Agreement       Filed as Exhibit 10(E)( 1)(h)
               for property located in Silsbee, Texas.             to Registrant's Post
                                                                   Effective Amendment No. 1 to
                                                                   Form S-11

   Exhibit No.                   Description                              Method of Filing
   -----------                   -----------                              ----------------
     10.18     Assignment and Assumptions of Lease Agreement       Filed as Exhibit 10(E)(1)(i)
               for property located in Vidor, Texas.               to Registrant's Post
                                                                   Effective Amendment No. 1 to
                                                                   Form S-11

     10.19     Lease Amendments for the Ft. Smith, Arkansas        Filed as Exhibit 10(E)(2) to
               and Weatherford, Oklahoma properties.               Registrant's Post Effective
                                                                   Amendment No. 1 to Form S-11

     10.20     Promissory Note from subsidiaries of the            Filed as Exhibit 10(E)(3) to
               Registrant and CPA(R):10 to The New England         Registrant's Post Effective
               Mutual Life Insurance Company ("New England").      to Form S-11Amendment No. 1

     10.21     Mortgage/Deed of Trust from subsidiaries of         Filed as Exhibit 10(E)(4)(a)
               the Registrant and CPA(R):10 to New England         to Registrant's Post
               encumbering the property in Ft. Smith, Arkansas     Effective Amendment No. 1 to
                                                                   Form S-11

     10.22     Mortgage/Deed of Trust from subsidiaries of         Filed as Exhibit 10(E)(4)(b)
               the Registrant and CPA(R):10 to New England         to Registrant's Post
               encumbering the property in Weatherford,            Effective Amendment No. 1 to
               Oklahoma                                            Form S-11

     10.23     Mortgage/Deed of Trust from subsidiaries of         Filed as Exhibit 10(E)(4)(c)
               the Registrant and CPA(R):10 to New England         to Registrant's Post
               encumbering the properties in Center, Groves,       Effective Amendment No. 1 to
               Silsbee, and Vidor, Texas.                          Form S-11

     10.24     Lease Agreement between QRS 10-9 (AR), Inc.         Filed as Exhibit 10(F)(1) to
               ("QRS 10-9") and QRS 11-2(AR), Inc. ("QRS           Registrant's Post Effective
               11-2") as landlord and Acadia Stores 63, Inc.       Amendment No. 3 to Form S-11
               ("Tenant") as tenant.

     10.25     Co-Tenancy Agreement between QRS 10-9 and QRS       Filed as Exhibit 10(F)(2) to
               11-2.                                               Registrant's Post Effective
                                                                   Amendment No. 3 to Form S-11

     10.26     Term Loan Agreement among The First National        Filed as Exhibit 10(F)(3) to
               Bank of Boston ("First Lender"), QRS 10-9 and       Registrant's Post Effective
               QRS 11-2.                                           Amendment No. 3 to Form S-11

     10.27     Note of QRS 10-9 and QRS 11-2 to First Lender.      Filed as Exhibit 10(F)(4) to
                                                                   Registrant's Post Effective
                                                                   Amendment No. 3 to Form S-11

     10.28     Fee and Leasehold Mortgages from QRS10-9 and        Filed as Exhibit 10(F)(5) to
               QRS 11-2 to First Lender for the following          Registrant's Post Effective
               jurisdictions:                                      Amendment No. 3 to Form S-11

               a.     Arkansas (one representative fee
                      mortgage and leasehold mortgage
                      included)

               b.     Louisiana

               c.     Mississippi

     10.29     Term Loan Agreement among Acadia Partners ,         Filed as Exhibit 10(F)(6) to
               L.P. ("Second Lender"), QRS 10-9 and QRS 11-2.      Registrant's Post Effective
                                                                   Amendment No. 3 to Form S-11

     10.30     Note of QRS 10-9 and QRS 11-2 to Second Lender.     Filed as Exhibit 10(F)(7) to
                                                                   Registrant's Post Effective
                                                                   Amendment No. 3 to Form S-11

   Exhibit No.                   Description                              Method of Filing
   -----------                   -----------                              ----------------
     10.31     Fee Mortgages and Leasehold Mortgages from QRS      Filed as Exhibit 10(F)(8) to
               10-9 and QRS 11 -2 to Second Lender for the         Registrant's Post Effective
               following jurisdictions:                            Amendment No. 3 to Form S-11

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

     10.34     Lease between QRS 10-12 (TX), Inc. ("QRS            Filed as Exhibit 10(G)(1) to
               10-12"), QRS 11-5 (TX), Inc. ("QRS 11-5") and       Registrant's Post Effective
               Summagraphics.                                      Amendment No. 3 to Form S-11

     10.35     Co-Tenancy Agreement between QRS 10-12, and         Filed as Exhibit 10(G)(2) to
               QRS 11-5.                                           Registrant's Post Effective
                                                                   Amendment No. 3 to Form S-11

     10.36     $3,700,000 Promissory Note from QRS 10-12           Filed as Exhibit 10(H)(1) to
               (TX), Inc., ("QRS 10-12"), and QRS 11-5 (TX)        Registrant's Post Effective
               Inc. ("QRS 11-5"), to Creditanstalt-Bankverein      Amendment No. 4 to Form S-11
               ("Lender").

     10.37     Deed of Trust and Security Agreement from QRS       Filed as Exhibit 10(H)(2) to
               10- 12 and QRS 11-5 to John O. Langdon,             Registrant's Post Effective
               Trustee, for benefit of Lender.                     Amendment No. 4 to Form S-11

     10.38     Guaranty Agreement between Registrant and           Filed as Exhibit 10(H)(3) to
               Corporate Property Associates 10 Incorporated       Registrant's Post Effective
               as guarantor and Lender.                            Amendment No. 4 to Form S-11

     10.39     Real Estate Purchase and Sale Contract between      Filed as Exhibit 10(I)(1) to
               Belmet (IL) QRS 11-9, Inc. ("QRS 11-9") as          Registrant's Post Effective
               purchaser and Mission Leasing and Bank of           Amendment No. 4
               Rantoul (collectively, to Form S-11"Seller").

     10.40     Assignment and Assumption of Lease between QRS      Filed as Exhibit 10(I)(2) to
               11-9 and Seller.                                    Registrant's Post Effective
                                                                   Amendment No. 4 to Form S-11

     10.41     Assignment of Permits and Warranties from           Filed as Exhibit 10(I)(3) to
               Seller to QRS 11-9.                                 Registrant's Post Effective
                                                                   Amendment No. 4 to Form S-11

     10.42     Industrial Building Lease ("Lease") dated           Filed as Exhibit 10(I)(4) to
               November 16, 1989 between Seller and Bell,          Registrant's Post Effective
               together with First Amendment to Lease, dated       Amendment No. 4 to Form S-11
               September 19, 1991.

     10.43     Second Amendment to Lease.                          Filed as Exhibit 10(I)(5) to
                                                                   Registrant's Post Effective
                                                                   Amendment No. 4 to Form S-11

   Exhibit No.                   Description                              Method of Filing
   -----------                   -----------                              ----------------
     10.44     Land Purchase Agreement between MMI (SC) QRS        Filed as Exhibit 10(J)(1) to
               11-11 Inc. ("QRS 11-11") and Amerisure, Inc.        Registrant's Post Effective
               regarding three acre parcel.                        Amendment No. 5 to Form S-11

     10.45     Mortgage from Amerisure, Inc. to QRS 11-11          Filed as Exhibit 10(J)(2) to
               regarding three acre parcel.                        Registrant's Post Effective
                                                                   Amendment No. 5 to Form S-11

     10.46     Lease Agreement between QRS 11-11, as               Filed as Exhibit 10(J)(3) to
               Landlord. and MMI, as tenant.                       Registrant's Post Effective
                                                                   Amendment No. 5 to Form S-11

     10.47     Assignment, Reassignment and Assumption of          Filed as Exhibit 10(J)(4) to
               Lease among Amerisure, Inc., QRS11-11 and UIC.      Registrant's Post Effective
                                                                   Amendment No. 5 to Form S-11

     10.48     Loan Agreement between The Penn Mutual Life         Filed as Exhibit 10(J)(5) to
               Insurance Company ("Penn Mutual") and QRS           Registrant's Post Effective
               11-11.                                              Amendment No. 5 to Form S-11

     10.49     $9,500,000 Promissory Note from QRS 11-11 to        Filed as Exhibit 10(J)(6) to
               Penn Mutual.                                        Registrant's Post Effective
                                                                   Amendment No. 5 to Form S-11

     10.50     Mortgage and Security Agreement from QRS 11-11      Filed as Exhibit 10(J)(7) to
               to Penn Mutual.                                     Registrant's Post Effective
                                                                   Amendment No. 5 to Form S-11

     10.51     Lease Agreement between BVS (NY) QRS 11-10,         Filed as Exhibit 10(K)(1) to
               Inc. ("QRS 11-10") as landlord, and BVS, as         Registrant's Post Effective
               tenant.                                             Amendment No. 5 to Form S-11

     10.52     Reciprocal Easement and Operation Agreement         Filed as Exhibit 10(K)(2) to
               between QRS 11-10 and Fairview Plaza                Registrant's Post Effective
               Corporation ("FPC").                                Amendment No. 5 to Form S-11

     10.53     Lease Agreement between QRS 11-12, (FL), Inc.,      Filed as Exhibit 10(L)(2) to
               ("QRS 11-12"), as Landlord, and Unit, as            Registrant's Post Effective
               tenant.                                             Amendment No. 5 to Form S-11

     10. 54    Guaranty and Suretyship Agreement from Unit to      Filed as Exhibit 10(L)(4) to
               QRS 11-12.                                          Registrant's Post Effective
                                                                   Amendment No. 5 to Form S-11

     10.55     Indemnity Agreement between GATX Corporation        Filed as Exhibit 10(L)(5) to
               and QRS 11-12.                                      Registrant's Post Effective
                                                                   Amendment No. 5 to Form S-11

     10.56     Assignment and Assumption of Lease by               Filed as Exhibit 10(M)(1) to
               Charlotte Telephone Associates Limited              Registrant's Post Effective
               Partnership ("CTA") to QRS 11-14 (NC), Inc.         Amendment No. 5 to Form S-11
               ("QRS 11-14").

     10.57     Purchase and Sale Agreement between Neoserv         Filed as Exhibit 10.1 to
               (CO) QRS 10-13, Inc. ("QRS:10") and Neoserv         Registrant's Form 8-K dated
               (CO) QRS 11-8, Inc. ("QRS:11") as purchasers        October 29, 1992
               and Homart Development Co. ("Homart").

   Exhibit No.                   Description                              Method of Filing
   -----------                   -----------                              ----------------
     10.58     Promissory Note of QRS:10 and QRS:11 to Homart.     Filed as Exhibit 10.2 to
                                                                   Registrant's Form 8-K dated
                                                                   October 29, 1992

     10.59     Deed of Trust from QRS:10 and QRS:11 for            Filed as Exhibit 10.3 to
               benefit of Homart.                                  Registrant's Form 8-K dated
                                                                   October 29, 1992

     10.60     Option Agreement between QRS:10 and QRS:11 as       Filed as Exhibit 10.4 to
               option grantee and Homart as option grantor.        Registrant's Form 8-K dated
                                                                   October 29, 1992

     10.61     Co-Tenancy Agreement between QRS:10 and QRS:11.     Filed as Exhibit 10.5 to
                                                                   Registrant's Form 8-K dated
                                                                   October 29, 1992

     10.62     Lease from QRS:10 and QRS:11 as lessor and          Filed as Exhibit 10.6 to
               Neodata Services, Inc. ("Neodata") as lessee.       Registrant's Form 8-K dated
                                                                   October 29, 1992

     10.63     Guaranty Agreement from Neodata Corporation as      Filed as Exhibit 10.7 to
               guarantor to QRS:10 and QRS:11.                     Registrant's Form 8-K dated
                                                                   October 29, 1992

     10.64     Promissory Note of QRS:10 and QRS:11 to             Filed as Exhibit 10.8 to
               Neodata.                                            Registrant's Form 8-K dated
                                                                   October 29, 1992

     10.65     Deed of Trust from QRS:10 and QRS:11 for            Filed as Exhibit 10.9 to
               benefit of Neodata.                                 Registrant's Form 8-K dated
                                                                   October 29, 1992

     10.66     Construction Contract between QRS:10 and            Filed as Exhibit 10.10 to
               QRS:11 as owners and Austin Commercial, Inc.        Registrant's Form 8-K dated
               ("Austin") as contractor.                           October 29, 1992

     10.67     Guaranty from Austin to QRS:10 and QRS:11.          Filed as Exhibit 10.11 to
                                                                   Registrant's Form 8-K dated
                                                                   October 29, 1992

     10.68     Construction Agency Agreement between QRS:10        Filed as Exhibit 10.12 to
               and QRS:11 as owners and Neodata as agent.          Registrant's Form 8-K dated
                                                                   October 29, 1992

     10.69     Land Purchase Agreement between MMI (SC) QRS        Filed as Exhibit 10.1 to
               11-11, Inc. ("QRS 11-11") and Amerisure, Inc.       Registrant's Form 8-K dated
               ("Amerisure") regarding three acre parcel.          January 5, 1993

     10.70     Mortgage from Amerisure to QRS 11-11 regarding      Filed as Exhibit 10. 2 to
               three acre parcel.                                  Registrant's Form 8-K dated
                                                                   January 5, 1993

     10.71     Lease Agreement between QRS 11-11, as               Filed as Exhibit 10.3 to
               Landlord, and MMI as tenant.                        Registrant's Form 8-K dated
                                                                   January 5, 1993

     10.72     Assignment, Reassignment and Assumption of          Filed as Exhibit 10.4 to
               Lease among Amerisure, Inc., QRS 11-11 and UIC.     Registrant's Form 8-K dated
                                                                   January 5, 1993

     10.73     Loan Agreement between The Penn Mutual Life         Filed as Exhibit 10.5 to
               Insurance Company ("Penn Mutual") and QRS           Registrant's Form 8-K dated
               11-11.                                              January 5, 1993

     10.74     $9,500,000 Promissory Note  from QRS 11-11 to       Filed as Exhibit 10.6 to
               Penn Mutual.                                        Registrant's Form 8-K dated
                                                                   January 5, 1993

     10.75     Mortgage and Security Agreement from QRS 11-11      Filed as Exhibit 10.7 to
               to Penn Mutual.                                     Registrant's Form 8-K dated
                                                                   January 5, 1993

     10.76     Lease Agreement between BVS (NY) QRS 11-10,         Filed as Exhibit 10.8 to
               Inc. ("QRS 11-10"), as landlord, and BVS, as        Registrant's Form 8-K dated
               tenant.                                             January 5, 1993

   Exhibit No.                   Description                              Method of Filing
   -----------                   -----------                              ----------------
     10.77     Reciprocal Easement and Operation Agreement         Filed as Exhibit 10.9 to
               between QRS 11-10 and Fairview Plaza, Inc.          Registrant's Form 8-K dated
                                                                   January 5, 1993

     10.78     Lease Agreement between QRS 11-12 (FL), Inc.        Filed as Exhibit 10.10 to
               ("QRS 11-12"), as landlord, and Unit, as            Registrant's Form 8-K dated
               tenant.                                             January 5, 1993

     10.79     Guaranty and Suretyship Agreement from Unit to      Filed as Exhibit 10.11 to
               QRS 11-12.                                          Registrant's Form 8-K dated
                                                                   January 5, 1993

     10.80     Indemnity Agreement between GATX Corporation        Filed as Exhibit 10.12 to
               and QRS 11-12.                                      Registrant's Form 8-K dated
                                                                   January 5, 1993

     10.81     Assignment and Assumption of Lease and Lease        Filed as Exhibit 10.1 to
               Guaranty from Oakbrook Development Corp.            Registrant's Form 8-K dated
               ("Oakbrook") to Books CT QRS 11-15, Inc. ("QRS      April 5, 1993
               11-15").

     10.82     Co-Tenancy Agreement between DDI (NE) QRS           Filed as Exhibit 10.2 to
               10-15, Inc. ("QRS 10-15") and DDI (NE) QRS          Registrant's Form 8-K dated
               11-13, Inc. ("QRS 11-13").                          April 5, 1993

     10.83     Cross Indemnity Agreement between QRS 10-15         Filed as Exhibit 10.3 to
               and QRS 11-13.                                      Registrant's Form 8-K dated
                                                                   April 5, 1993

     10.84     Lease Agreement between QRS 10-15 and QRS           Filed as Exhibit 10.4 to
               11-13, as landlord, and Data Documents, Inc.        Registrant's Form 8-K dated
               ("DDI"), as tenant.                                 April 5, 1993

     10.85     Loan Agreement between QRS 10-15 and QRS            Filed as Exhibit 10.5 to
               11-13, as borrower, and U S West Financial          Registrant's Form 8-K dated
               Services, Inc. ("US West"), as lender.              April 5, 1993

     10.86     $8,000,000 Promissory Note from QRS 10-15 and       Filed as Exhibit 10.6 to
               QRS 11-13 to US West.                               Registrant's Form 8-K dated
                                                                   April 5, 1993

     10.87     Deed of Trust from QRS 10-15 and QRS 11-13 to       Filed as Exhibit 10.7 to
               US West (for filing in the states of Colorado,      Registrant's Form 8-K dated
               Nebraska and Texas).                                April 5, 1993

     10.88     Mortgage from QRS 10-15 and QRS 11-13 to US         Filed as Exhibit 10.8 to
               West (for filing in the state of Kansas).           Registrant's Form 8-K dated
                                                                   April 5, 1993

     10.89     Assignment of Parent Guaranty from QRS 10-15        Filed as Exhibit 10.9 to
               and QRS 11-13.                                      Registrant's Form 8-K dated
                                                                   April 5, 1993

     10.90     Deed of Trust Note from QRS 11-14 (NC), Inc.        Filed as Exhibit 10.1 to
               ("QRS 11-14") to Kredietbank N.V.                   Registrant's Form 8-K dated
               ("Kredietbank").                                    April 13, 1993

     10.91     Deed of Trust from QRS 11-14 for the benefit        Filed as Exhibit 10.2 to
               of Kredietbank.                                     Registrant's Form 8-K dated
                                                                   April 13, 1993

     10.92     Assignment of Leases and Rents from QRS 11-14       Filed as Exhibit 10.3 to
               to Kredietbank.                                     Registrant's Form 8-K dated
                                                                   April 13, 1993

     10.93     Escrow Agreement between QRS 11-14 and              Filed as Exhibit 10.4 to
               Kredietbank.                                        Registrant's Form 8-K dated
                                                                   April 13, 1993

   Exhibit No.                   Description                              Method of Filing
   -----------                   -----------                              ----------------
     10.94     Lease Agreement between BB Property Company,        Filed as Exhibit 10.1 to
               as lessor, and Best Buy, as lessee.                 Registrant's Form 8-K dated
                                                                   May 6, 1993

     10.95     Note Purchase Agreement among BB Property           Filed as Exhibit 10.2 to
               Company, Best Buy, and TIAA.                        Registrant's Form 8-K dated
                                                                   May 6, 1993

     10.96     $32,800,000 Note from BB Property Company to        Filed as Exhibit 10.3 to
               TIAA.                                               Registrant's Form 8-K dated
                                                                   May 6, 1993

     10.97     Deed of Trust and Security Agreement from BB        Filed as Exhibit 10.4 to
               Property Company for the benefit of TIAA.           Registrant's Form 8-K dated
                                                                   May 6, 1993

     10.98     $3,200,000 Promissory Note from BVS (NY) QRS        Filed as Exhibit 10.5 to
               11-10, Inc. ("BVS") to Orix.                        Registrant's Form 8-K dated
                                                                   May 6, 1993

     10.99     Mortgage, Assignment of Leases and Rents,           Filed as Exhibit 10.6 to
               Security Agreement and Fixture Filing from BVS      Registrant's Form 8-K dated
               to Orix.                                            May 6, 1993

     10.100    Purchase Agreement between QRS 11-19, as            Filed as Exhibit 10.2 to
               owner, and Lincoln Technical Institute, as          Registrant's Form 8-K dated
               buyer.                                              August 13, 1993

     10.101    Lease Agreement between Unitech (IL) QRS            Filed as Exhibit 10(P)(1) to
               11-19, Inc. ("QRS 11-19"), as landlord, and         Registrant's Post Effective
               UTI.                                                Amendment No. 6 to Form S-11

     10.102    Guaranty and Suretyship Agreement from Lincoln      Filed as Exhibit 10(P)(2) to
               Technical Institute of Arizona, Inc. to QRS         Registrant's Post Effective
               11-19.                                              Amendment No. 6 to Form S-11

     10.103    Modification of Loan Documents and Assumption       Filed as Exhibit 10(P)(3) to
               Agreement among Chicago Investment Properties       Registrant's Post Effective
               Limited Partnership, the Guarantors QRS 11-19       Amendment No. 6 to Form S-11
               and the Fidelity Mutual Life Insurance Company.

     10.104    Rate Cap Transaction letter Agreement between       Filed as Exhibit 10(Q)(4) to
               BVS and Chemical Bank ("Chemical").                 Registrant's Post Effective
                                                                   Amendment No. 6 to Form S-11

     10.105    Consent and Agreement between Chemical, Orix        Filed as Exhibit 10(Q)(5) to
               and BVS.                                            Registrant's Post Effective
                                                                   Amendment No. 6 to Form S-11

     10.106    Assignment of Interest Rate Protection              Filed as Exhibit 10(Q)(6) to
               Agreement from BVS to Orix.                         Registrant's Post Effective
                                                                   Amendment No. 6 to Form S-11

     10.107    Warrant issued by Merit to the Registrant.          Filed as Exhibit 10(S)(1) to
                                                                   Registrant's Post Effective
                                                                   Amendment No. 6 to Form S-11

     10.108    Lease Agreement between QRS 11-20 (UT), Inc.        Filed as Exhibit 10(S)(2) to
               ("QRS 11-20"), as landlord, and Merit, as           Registrant's Post Effective
               tenant.                                             Amendment No. 6 to Form S-11

     10.109    Guaranty Agreement from the Registrant to           Filed as Exhibit 10(S)(3) to
               Merit.                                              Registrant's Post Effective
                                                                   Amendment No. 6 to Form S-11

   Exhibit No.                   Description                              Method of Filing
   -----------                   -----------                              ----------------
     10.110    Construction Management Agreement between           Filed as Exhibit 10(S)(4) to
               Merit and the Koll Company.                         Registrant's Post Effective
                                                                   Amendment No. 6 to Form S-11

     10.111    Construction Agreement between Merit and Camco      Filed as Exhibit 10(S)(5) to
               Construction Company, Inc.                          Registrant's Post Effective
                                                                   Amendment No. 6 to Form S-11

     10.112    Construction Agency Agreement between Merit         Filed as Exhibit 10(S)(6) to
               and QRS 11-20.                                      Registrant's Post Effective
                                                                   Amendment No. 6 to Form S-11

     10.113    $8,250,000 Promissory Note from QRS 11-20 to        Filed as Exhibit 10(S)(7) to
               First Interstate Bank of Utah, N.A. ("Lender").     Registrant's Post Effective
                                                                   Amendment No. 6 to Form S-11

     10.114    Deed of Trust, Assignment of Rents, Security        Filed as Exhibit 10(S)(8) to
               Agreement and Financing Statement from QRS          Registrant's Post Effective
               11-20 for the benefit of Lender.                    Amendment No. 6 to Form S-11

     10.115    Assignment of Leases and Rents made by QRS          Filed as Exhibit 10(S)(9) to
               11-20 in favor of Lender.                           Registrant's Post Effective
                                                                   Amendment No. 6 to Form S-11

     10.116    Loan Agreement between QRS 11-20 and Lender.        Filed as Exhibit 10(S)(10) to
                                                                   Registrant's Post Effective
                                                                   Amendment No. 6 to Form S-11

     10.117    Assignment and Assumption of Bid dated as of        Filed as Exhibit 10(T)(1) to
               April 14, 1993 among QRS 11-17 (NY), Inc.           Registrant's Post Effective
               ("QRS 11-17"), E.B. Properties, Inc. ("EB")         Amendment No. 7 to Form S-11
               and The Dime Savings Bank of New York, FSB
               ("Dime"), as amended and supplemented by the
               First Supplement dated April 15, 1993 and by
               the Second Supplement dated April 22, 1993 and
               by letters dated May 12, June 9 and June 18,
               1993.

     10.118    Assignment and Assumption Agreement, dated          Filed as Exhibit 10(T)(2) to
               March 4, 1993, as amended , between Dime and        Registrant's Post Effective
               EB, as assigned by Assignment  dated April 14,      Amendment No. 7 to Form S-11
               1993.

     10.119    Lease dated as of August 1, 1986 between D.         Filed as Exhibit 10(T)(3) to
               Grossman and Mormax Corporation (as assumed by      Registrant's Post Effective
               QRS 11-21, Inc. ("QRS 11-21") by virtue of          Amendment No. 7 to Form S-11
               documents listed at (10)(T)(1)).

     10.120    Promissory Note from QRS 11-17 to Dime in the       Filed as Exhibit 10(T)(4) to
               amount of $7,000,000.                               Registrant's Post Effective
                                                                   Amendment No. 7 to Form S-11

     10.121    Mortgage from QRS 11-17 to Dime.                    Filed as Exhibit 10(T)(5) to
                                                                   Registrant's Post Effective
                                                                   Amendment No. 7 to Form S-11

     10.122    Collateral Assignment of Leases and Rents by        Filed as Exhibit 10(T)(6) to
               QRS 11-17 in favor of Dime.                         Registrant's Post Effective
                                                                   Amendment No. 7 to Form S-11

   Exhibit No.                   Description                              Method of Filing
   -----------                   -----------                              ----------------
     10.123    Agreement of Indemnity by QRS 11-17 in favor        Filed as Exhibit 10(T)(7) to
               of Dime.                                            Registrant's Post Effective
                                                                   Amendment No. 7 to Form S-11

     10.124    Lease Agreement between SCF (TN) QRS 11-21, as      Filed as Exhibit 10(U)(1) to
               landlord, and SCM, as tenant.                       Registrant's Post Effective
                                                                   Amendment No. 7 to Form S-11

     10.125    Warrant issued by Sports & Fitness Clubs Inc.       Filed as Exhibit 10(U)(2) to
               ("SFC") to QRS 11-21.                               Registrant's Post Effective
                                                                   Amendment No. 7 to Form S-11

     10.126    Guaranty and Suretyship Agreement by SFC and        Filed as Exhibit 10(U)(3) to
               Sports and Fitness Clubs of America, Inc.           Registrant's Post Effective
               ("SFCA") to QRS 11-21.                              Amendment No. 7 to Form S-11

     10.127    Purchase Agreement between QRS 11-21, as            Filed as Exhibit 10(U)(4) to
               owner, and SFC, as buyer.                           Registrant's Post Effective
                                                                   Amendment No. 7 to Form S-11

     10.128    Term Loan Agreement between QRS 11-21, as           Filed as Exhibit 10(U)(5) to
               borrower, and Union Planters National Bank, as      Registrant's Post Effective
               lender ("Union Planters").                          Amendment No. 7 to Form S-11

     10.129    Note in the amount of $2,800,000 dated July         Filed as Exhibit 10(U)(6) to
               20, 1993 from QRS 11-21 for the benefit of          Registrant's Post Effective
               Union Planters.                                     Amendment No. 7 to Form S-11

     10.130    Deed of Trust, Assignment of Rents and              Filed as Exhibit 10(U)(7) to
               Security Agreement from QRS 11-21 for the           Registrant's Post Effective
               benefit of Union Planters.                          Amendment No. 7 to Form S-11

     10.131    Acknowledgment of Assignment of Lease,              Filed as Exhibit 10(U)(8) to
               Guaranty and Purchase Agreements between SCM,       Registrant's Post Effective
               SFC, SFCA, QRS 11-21 and Union Planters.            Amendment No. 7 to Form S-11

     10.132    Real Estate Contract of Sale between Abacus         Filed as Exhibit 10(V)(1) to
               Capital Corporation, as seller, and                 Registrant's Post Effective
               Registrant, or its assigns, as Buyer.               Amendment No. 7 to Form S-11

     10.133    Real Estate Contract of Sale between Abacus         Filed as Exhibit 10.1 to
               Capital Corporation ("Abacus"), as seller, and      Registrant's Form 8-K dated
               Registrant, as buyer.                               February 24, 1994

     10.134    Assignment of Real Estate Contract of Sale          Filed as Exhibit 10.2 to
               from Registrant to the PETSMART Subsidiary.         Registrant's Form 8-K dated
                                                                   February 24, 1994

     10.135    Assignment and Assumption of Lease between          Filed as Exhibit 10.3 to
               Abacus and the PETsMART Subsidiary.                 Registrant's Form 8-K dated
                                                                   February 24, 1994

     10.136    Loan Agreement between NationsBank and the          Filed as Exhibit 10.4 to
               PETsMART Subsidiary.                                Registrant's Form 8-K dated
                                                                   February 24, 1994

     10.137    $2,500,000 Promissory Note made by the              Filed as Exhibit 10.5 to
               PETsMART Subsidiary to NationsBank.                 Registrant's Form 8-K dated
                                                                   February 24, 1994

   Exhibit No.                   Description                              Method of Filing
   -----------                   -----------                              ----------------
     10.138    Deed of Trust, Assignment, Security Agreement       Filed as Exhibit 10.6 to
               and Financing Statement from the PETsMART           Registrant's Form 8-K dated
               Subsidiary to NationsBank.                          February 24, 1994

     10.139    Lease Agreement between the Braintree               Filed as Exhibit 10.7 to
               Subsidiary, as landlord, and Barnes & Noble,        Registrant's Form 8-K dated
               as tenant.                                          February 24, 1994

     10.140    Real Estate Purchase and Sale Contract between      Filed as Exhibit 10.8 to
               the ELWA Subsidiary, as buyer, and Big V, as        Registrant's Form 8-K dated
               seller.                                             February 24, 1994

     10.141    Lease Agreement between the ELWA Subsidiary,        Filed as Exhibit 10.9 to
               as landlord, and Big V as tenant.                   Registrant's Form 8-K dated
                                                                   February 24, 1994

     10.142    Guaranty and Suretyship Agreement executed by       Filed as Exhibit 10.10 to
               Big V Holding.                                      Registrant's Form 8-K dated
                                                                   February 24, 1994

     10.143    Amended, Restated and Consolidated Bonds to         Filed as Exhibit 10.11 to
               Key Bank, as lender, from the ELWA Subsidiary,      Registrant's Form 8-K dated
               as borrower.                                        February 24, 1994

     10.144    Amended and Restated Mortgage and Security          Filed as Exhibit 10.12 to
               Agreement from the ELWA Subsidiary, to Key          Registrant's Form 8-K dated
               Bank.                                               February 24, 1994

     10.145    Limited Guaranty of Payment from the Company        Filed as Exhibit 10.13 to
               to Key Bank.                                        Registrant's Form 8-K dated
                                                                   February 24, 1994

     10.146    Lease Agreement between the Brownwood               Filed as Exhibit 10.14 to
               Subsidiary, as landlord, and Superior, as           Registrant's Form 8-K dated
               tenant.                                             February 24, 1994

     10.147    Guaranty and Suretyship Agreement from Alpine       Filed as Exhibit 10.15 to
               to Registrant.                                      Registrant's Form 8-K dated
                                                                   February 24, 1994

     10.148    $2,700,000 Real Estate Note from the Brownwood      Filed as Exhibit 10.16 to
               Subsidiary, as maker, to Creditanstalt, as          Registrant's Form 8-K dated
               holder.                                             February 24, 1994

     10.149    Deed of Trust and Security Agreement by the         Filed as Exhibit 10.17 to
               Brownwood Subsidiary, as guarantor to Hazen H.      Registrant's Form 8-K dated
               Dempster, as trustee.                               February 24, 1994

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

     10.152    Lease Agreement between the Cleveland               Filed as Exhibit 10.20 to
               Subsidiary, as landlord, and Nicholson, as          Registrant's Form 8-K dated
               tenant.                                             February 24, 1994

     10.153    $4,000,000 Cognovit Promissory Note from the        Filed as Exhibit 10.21 to
               Cleveland Subsidiary to Bank One.                   Registrant's Form 8-K dated
                                                                   February 24, 1994

     10.154    Mortgage Deed, Security Agreement and               Filed as Exhibit 10.22 to
               Assignment of Rents and Leases from the             Registrant's Form 8-K dated
               Cleveland Subsidiary to Bank One.                   February 24, 1994

     10.155    Business Loan Agreement between the Cleveland       Filed as Exhibit 10.23 to
               Subsidiary, and Bank One.                           Registrant's Form 8-K dated
                                                                   February 24, 1994

   Exhibit No.                   Description                              Method of Filing
   -----------                   -----------                              ----------------
     10.156    Guaranty from Registrant to Bank One.               Filed as Exhibit 10.24 to
                                                                   Registrant's Form 8-K dated
                                                                   February 24, 1994

     10.157    Lease Agreement between the Gensia                  Filed as Exhibit 10.25 to
               Partnership, as landlord, and Gensia, as            Registrant's Form 8-K dated
               tenant.                                             February 24, 1994

     10.158    $13,000,000 Promissory Note from the Gensia         Filed as Exhibit 10.26 to
               Partnership to Northwestern.                        Registrant's Form 8-K dated
                                                                   February 24, 1994

     10.159    Deed of Trust, Security Agreement and               Filed as Exhibit 10.27 to
               Financing Statement from the Gensia                 Registrant's Form 8-K dated
               Partnership to Northwestern.                        February 24, 1994

     10.160    Guarantee of Recourse Obligations from              Filed as Exhibit 10.28 to
               Registrant and CPA(R):12 to Northwestern.           Registrant's Form 8-K dated
                                                                   February 24, 1994

     10.161    Assignment of Earnest Money Contract from           Filed as Exhibit 10.29 to
               Garden Ridge to the Round Rock Subsidiary.          Registrant's Form 8-K dated
                                                                   February 24, 1994

     10.162    Lease Agreement between the Round Rock              Filed as Exhibit 10.30 to
               Subsidiary, as landlord, and Garden Ridge, as       Registrant's Form 8-K dated
               tenant.                                             February 24, 1994

     10.163    $3,465,000 Note from the Round Rock Subsidiary      Filed as Exhibit 10.31 to
               to Garden Ridge.                                    Registrant's Form 8-K dated
                                                                   February 24, 1994

     10.164    Deed of Trust and Security Agreement from the       Filed as Exhibit 10.32 to
               Round Rock Subsidiary to Garden Ridge.              Registrant's Form 8-K dated
                                                                   February 24, 1994

     10.165    $1,700,000 Promissory Note from the Plano           Filed as Exhibit 10.33 to
               Subsidiary to National Western.                     Registrant's Form 8-K dated
                                                                   February 24, 1994

     10.166    Deed of Trust, Security Agreement and               Filed as Exhibit 10.34 to
               Financing Statement from the Plano Subsidiary       Registrant's Form 8-K dated
               to National Western.                                February 24, 1994

     10.167    Lease Agreement dated June 15, 1994 between         Filed as Exhibit 10.167 to
               CTC (VA) QRS 11-32, Inc., as Landlord, and          Registrant's Form 10-K for
               Childtime Childcare, Inc., as Tenant.               the year ended December 31,
                                                                   1994 dated March 31, 1995

     10.168    Construction Agency Agreement dated June 15,        Filed as Exhibit 10.168 to
               1994 between Childtime Childcare, Inc. and CTC      Registrant's Form 10-K for
               (VA) QRS 11-32, Inc.                                the year ended December 31,
                                                                   1994 dated March 31, 1995

     10.169    Lease Agreement dated August 11, 1994 by and        Filed as Exhibit 10.169 to
               between Neenah (WI) QRS 11-31, Inc., as             Registrant's Form 10-K for
               Landlord, and Exide Electronic Assembly             the year ended December 31,
               Corporation, as Tenant.                             1994 dated March 31, 1995

     10.170    $5,000,000 Real Estate Note dated August 11,        Filed as Exhibit 10.170 to
               1994 from Neenah (WI) QRS 11-31, Inc., as           Registrant's Form 10-K for
               Maker, and Creditanstalt Corporate Finance,         the year ended December 31,
               Inc., as Holder.                                    1994 dated March 31, 1995

   Exhibit No.                   Description                              Method of Filing
   -----------                   -----------                              ----------------
     10.171    Lease Agreement dated December 31, 1994 by and      Filed as Exhibit 10.171 to
               between CFP Associates, as Landlord, and            Registrant's Form 10-K for
               Custom Foods Products, Inc., as Tenant.             the year ended December 31,
                                                                   1994 dated March 31, 1995

     10.172    Loan Agreement dated December 31, 1994 between      Filed as Exhibit 10.172 to
               CFP Associates, as Borrower, and Greyrock           Registrant's Form 10-K for
               Capital Group Inc., as Lender.                      the year ended December 31,
                                                                   1994 dated March 31, 1995

     10.173    $2,000,000 Note dated December 31, 1994 from        Filed as Exhibit 10.173 to
               CFP Associates, as Maker, and Greyrock Capital      Registrant's Form 10-K for
               Group Inc., as Payee.                               the year ended December 31,
                                                                   1994 dated March 31, 1995

     10.174    $200,000 Maximum Amount Promissory Note dated       Filed as Exhibit 10.174 to
               December 31, 1994 from CFP Associates, as           Registrant's Form 10-K for
               Maker, to Custom Foods Products, Inc., as           the year ended December 31,
               Payee.                                              1994 dated March 31, 1995

     10.175    Lease Agreement dated October 14, 1994 by and       Filed as Exhibit 10.175 to
               between ADS (CA) QRS 11-34, Inc., as Landlord,      Registrant's Form 10-K for
               and Chiat/Day Inc. Advertising, as Tenant.          the year ended December 31,
                                                                   1994 dated March 31, 1995

     10.176    $6,000,000 Promissory Note dated October 14,        Filed as Exhibit 10.176 to
               1994 from ADS (CA) QRS 11-34, Inc., as              Registrant's Form 10-K for
               Borrower, to Kearneys Street Real Estate            the year ended December 31,
               Company, L.P., as Lender.                           1994 dated March 31, 1995

     10.177    $3,000,000 Purchase Money Promissory Note           Filed as Exhibit 10.177 to
               secured by Deed of Trust dated October 14,          Registrant's Form 10-K for
               1994 from ADS (CA) QRS 11-34, Inc., as Maker,       the year ended December 31,
               to Venice Operating Corp., as Holder.               1994 dated March 31, 1995

     10.178    Lease Agreement dated October 31, 1995 by and       Filed as Exhibit 10.33 to
               between DELMO (PA) QRS 11-36 and DELMO (PA)         Registrant's Form 8-K dated
               QRS 12-10 together as Landlord and Del Monte        March 21, 1996
               Corporation, as Tenant.

     10.179    Lease Agreement dated December 26, 1995 by and      Filed as Exhibit 2.1 to
               between Cards Limited Liability Company, as         Registrant's Form 8-K dated
               Landlord, and The Upper Deck Company, as            March 21, 1996
               Tenant.

     10.180    $15,000,000 Promissory Note dated January 3,        Filed as Exhibit 2.2 to
               1996 from Cards Limited Liability Company to        Registrant's Form 8-K dated
               Column Financial, Inc.                              March 21, 1996

     21.1      Subsidiaries of Registrant as of March 20, 2003     Filed herewith

     23.1      Consent of PricewaterhouseCoopers LLP               Filed herewith

     23.2      Consent of PricewaterhouseCoopers LLP               Filed as Exhibit 23.2 to
                                                                   Amendment No.2 to
                                                                   Registrant's Form 4 dated
                                                                   February 8, 2002

   Exhibit No.                   Description                              Method of Filing
   -----------                   -----------                              ----------------
     28.1      General Warranty Deed from Amerisure, Inc. to       Filed as Exhibit 28(C)(1) to
               (SC) QRS 11-11                                      Registrant's Post Effective
                                                                   Amendment No. 5 to Form S-11

     28.2      Amended and Restated Sublease Agreement             Filed as Exhibit 28(C)(2) to
               between MMI, as sublandlord, and Unisun             Registrant's Post Effective
               Insurance Company ("UIC").                          Amendment No. 5 to Form S-11

     28.3      General warranty Deed from FPC to QRS 11-10.        Filed as Exhibit 28(D)(1) to
                                                                   Registrant's Post Effective
                                                                   Amendment No. 5 to Form S-11

     28.4      Deed from Unit to QRS 11-12.                        Filed as Exhibit 28(E)(1) to
                                                                   Registrant's Post Effective
                                                                   Amendment No. 5 to Form S-11

     28.5      Lease between Unit, as landlord, and SLS, as        Filed as Exhibit 28(E)(2) to
               tenant, as amended.                                 Registrant's Post Effective
                                                                   Amendment No. 5 to Form S-11

     28.6      Special warranty Deed from CTA, as Grantor to       Filed as Exhibit 28(F)(1) to
               QRS 11-14, as Grantee.                              Registrant's Post Effective
                                                                   Amendment No. 5 to Form S-11

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

     28.11     General Warranty Deed from Fairview Plaza           Filed as Exhibit 28.3 to
               Corporation to QRS 11-10.                           Registrant's Form 8-K dated
                                                                   January 5, 1993

     28.12     Deed from Unit to QRS 11-12.                        Filed as Exhibit 28.4 to
                                                                   Registrant's Form 8-K dated
                                                                   January 5, 1993

     28.13     Lease between Unit, as landlord, and SLS, as        Filed as Exhibit 28.5 to
               tenant, as amended.                                 Registrant's Form 8-K dated
                                                                   January 5, 1993

     28.14     Prospectus dated January 21, 1993 of                Filed pursuant to Rule
               Registrant.                                         424(b)(s) on January 26, 1993
                                                                   (Registration No. 33-39409)

     28.15     Supplement No. 1 dated March 17, 1993 to            Filed pursuant to Rule
               Prospectus dated January 21, 1993.                  424(b)(s) on March 17, 1993
                                                                   (Registration No. 33-39409)

     28.16     Quit Claim Deed from Oakbrook to QRS 11-15.         Filed as Exhibit 28.1 to
                                                                   Registrant's Form 8-K dated
                                                                   April 5, 1993

   Exhibit No.                   Description                              Method of Filing
   -----------                   -----------                              ----------------
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

     28.18     First Amendment between Oakbrook and B. Dalton      Filed as Exhibit 28.3 to
               Bookseller, Inc.                                    Registrant's Form 8-K dated
                                                                   April 5, 1993

     28.19     Lease Guaranty to Oakbrook from Barnes &            Filed as Exhibit 28.4 to
               Noble, Inc.                                         Registrant's Form 8-K dated
                                                                   April 5, 1993

     28.20     Guaranty and Suretyship Agreement from Data         Filed as Exhibit 28.5 to
               Documents Holdings, Inc. to QRS 10-15 and QRS       Registrant's Form 8-K dated
               11-13.                                              April 5, 1993

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

     28.22     Guaranty from Registrant to Orix.                   Filed as Exhibit 28.1 to
                                                                   Registrant's Form 8-K dated
                                                                   May 6, 1993

     28.23     Special Warranty Deed from Merit to QRS 11-20.      Filed as Exhibit 28(G)(1) to
                                                                   Registrant's Post Effective
                                                                   Amendment No. 6 to Form S-11

     28.24     Table VI: Acquisitions of Properties by Prior       Filed as Exhibit 28(H) to
               Programs.                                           Registrant's Post Effective
                                                                   Amendment No. 6 to Form S-11

     28.25     Limited Warranty Deed from the David F. Bolger      Filed as Exhibit 28.1 to
               Revocable Trust to the Braintree Subsidiary.        Registrant's Form 8-K dated
                                                                   February 24, 1994

     28.26     Special Warranty Deed from Superior to the          Filed as Exhibit 28.2 to
               Brownwood Subsidiary.                               Registrant's Form 8-K dated
                                                                   February 24, 1994

     28.27     Corporation Grant Deed from Gensia to the           Filed as Exhibit 28.3 to
               Gensia Partnership.                                 Registrant's Form 8-K dated
                                                                   February 24, 1994

     28.28     Supplement No. 2 dated June 15, 1993 to             Filed as Exhibit 28.28 to
               Prospectus dated January 21, 1993.                  Registrant's Form 10-K for
                                                                   the year ended December 31,
                                                                   1993

     28.29     Supplement No. 3 dated August 11, 1993 to           Filed as Exhibit 28.29 to
               Prospectus dated January 21, 1993.                  Registrant's Form 10-K for
                                                                   the year ended December 31,
                                                                   1993

     99        Press Release Dated April 30, 2002                  Filed as Exhibit 99 to
                                                                   Registrant's Form 8-K dated
                                                                   April 30, 2002

     99.1      Certification of Chief Executive Officer            Filed herewith

     99.2      Certification of Chief Financial Officer            Filed herewith

(b)   Reports on Form 8-K

      During the year ended December 31, 2002, the Company filed Report on Form 8-K, dated May 15, 2002, to report Acquisition of Assets and which was amended in Report on Form 8-K/A, Amendment No. 1 to Form 8-K, dated June 26, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CAREY INSTITUTIONAL PROPERTIES INCORPORATED a Maryland corporation

      3/25/03                  BY: /s/ John J. Park
----------------                   -------------------------------------------
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

                               CAREY INSTITUTIONAL PROPERTIES INCORPORATED


      3/25/03                  BY:    /s/ William Polk Carey
----------------                     -----------------------------------------
       Date                          William Polk Carey
                                     Chairman of the Board and Director
                                     (Principal Executive Officer)


      3/25/03                  BY:    /s/ Gordon F. DuGan
----------------                     -----------------------------------------
       Date                          Gordon F. DuGan
                                     Vice Chairman of the Board, Senior
                                     Managing Director and Chief Acquisitions
                                     Officer


      3/25/03                  BY:    /s/ Edward V. LaPuma
----------------                     -----------------------------------------
       Date                          Edward V. LaPuma
                                     President


      3/25/03                  BY:    /s/ Francis X. Diebold
----------------                     -----------------------------------------
       Date                          Francis X. Diebold
                                     Director


      3/25/03                  BY:    /s/ William Ruder
----------------                     -----------------------------------------
       Date                          William Ruder
                                     Director


      3/25/03                  BY:    /s/ George E. Stoddard
----------------                     -----------------------------------------
       Date                          George E. Stoddard
                                     Director


      3/25/03                  BY:    /s/ Ralph F. Verni
----------------                     -----------------------------------------
       Date                          Ralph F. Verni
                                     Director


      3/25/03                  BY:    /s/ Warren G. Wintrub
----------------                     -----------------------------------------
       Date                          Warren G. Wintrub
                                     Director


      3/25/03                  BY:    /s/ John J. Park
----------------                     -----------------------------------------
       Date                          John J. Park
                                     Managing Director and Chief Financial
                                     Officer
                                     (Principal Financial Officer)

      3/25/03                  BY:    /s/ Claude Fernandez
----------------                     -----------------------------------------
       Date                          Claude Fernandez
                                     Managing Director and Chief Accounting
                                     Officer
                                     (Principal Accounting Officer)

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                 CERTIFICATIONS

We, William Polk Carey and Gordon F. DuGan, certify that:

1. We have reviewed this annual report on Form 10-K of Carey Institutional Properties Incorporated (the "Registrant");

2. Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and we have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date                 3/25/03                      Date       3/25/03


           /s/ William Polk Carey                   /s/ Gordon F. DuGan
           ------------------------------           ---------------------

           William Polk Carey                      Gordon F. DuGan
           Chairman                                Vice Chairman
           (Co-Chief Executive Officer)            (Co-Chief Executive Officer)

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

I, John J. Park, certify that:

1. I have reviewed this annual report on Form 10-K of Carey Institutional Properties Incorporated (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date                 3/25/03


           /s/ John J. Park
           -----------------------
           John J. Park
           Chief Financial Officer

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of CAREY INSTITUTIONAL PROPERTIES INCORPORATED:

Our audits of the consolidated financial statements referred to in our report dated March 20, 2003 appearing in the 2002 Annual Report to Shareholders of CAREY INSTITUTIONAL PROPERTIES INCORPORATED (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(3) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 20, 2003

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2002

                                                      Initial Cost to Company
                                                      -----------------------
                                                                                 Costs Capitalized
                                                                                   Subsequent to       Increase (Decrease)
          Description               Encumbrances        Land         Buildings     Acquisition (a)     in Net Investments (c)
          -----------               ------------        ----         ---------   -----------------    ----------------------
Operating Method:
Retail store leased to Hobby
  Lobby Stores, Inc.                                 $   676,701   $  1,712,531      $    30,370
Manufacturing/distributing
  facility leased to
  Electronic Data Systems
  Corporation                       $ 11,594,068       1,895,796      4,576,940       15,125,189
Warehouse/manufacturing
  facility leased to
  Bell Sports, Inc.                                      283,726      5,066,274        3,322,270
Warehouse leased to GATX
  Logistics, Inc.                      3,280,330       1,350,444      4,574,557           60,676
Warehouse leased to Lucent
  Technologies, Inc.                   6,250,000       1,290,631     15,937,368          232,870
Land leased to
  Barnes & Noble, Inc.                 3,525,658       4,759,017                          47,962
Land leased to
  Best Buy Co., Inc.                  11,789,042      18,579,019                             646
Technical training institute
  leased to UTI Holdings, Inc.           953,254       3,147,367                       2,646,819
Office/warehouse leased to
  Merit Medical Systems, Inc.          9,148,410         380,000                      10,505,349
Land leased to Q Clubs, Inc.           1,585,064       2,073,578                           1,026
Manufacturing/warehouse
  facilities leased to Humco
  Holding Group                        3,973,812       1,240,000      6,604,324
Office/warehouse facility
  leased to PSC Scanning, Inc.         5,196,939       1,125,000      7,615,414           10,621            (109,998)
Industrial/manufacturing
  facility formerly leased to
  Bolder Technologies
  Corporation                          3,382,322       1,076,000      5,759,878           85,060
Warehouse facility leased to
  Petsmart, Inc.                       3,021,375         106,603      4,444,397           42,817
Manufacturing facility leased
  to Plexus Corp.                      5,433,503         125,340      9,124,660            5,744

Childcare centers leased to
  Childtime Childcare, Inc.            6,869,204       4,649,299                       3,422,172
Office buildings leased to
  Omnicom Group, Inc.                 23,846,562       6,316,880     27,397,945        9,389,472
Retail stores leased to Garden
  Ridge Corporation                   13,091,740       2,197,500      4,112,500        5,054,413

                                            Gross Amount at which Carried
                                               at Close of Period (d)
                                               ----------------------
                                                                                     Accumulated
          Description                    Land         Buildings        Total       Depreciation (d)
          -----------                    ----         ---------        -----       ----------------
Operating Method:
Retail store leased to Hobby
  Lobby Stores, Inc.                $   680,548     $  1,739,054    $  2,419,602     $   306,403
Manufacturing/distributing
  facility leased to
  Electronic Data Systems
  Corporation                         1,899,802       19,698,123      21,597,925       3,187,083
Warehouse/manufacturing
  facility leased to
  Bell Sports, Inc.                     283,793        8,388,477       8,672,270       2,012,629
Warehouse leased to GATX
  Logistics, Inc.                     1,364,272        4,621,405       5,985,677       1,160,142
Warehouse leased to Lucent
  Technologies, Inc.                  1,295,387       16,165,482      17,460,869       4,047,717
Land leased to
  Barnes & Noble, Inc.                4,806,979                        4,806,979
Land leased to
  Best Buy Co., Inc.                 18,579,665                       18,579,665
Technical training institute
  leased to UTI Holdings, Inc.        3,147,367        2,646,819       5,794,186         113,090
Office/warehouse leased to
  Merit Medical Systems, Inc.           380,000       10,505,349      10,885,349       2,079,183
Land leased to Q Clubs, Inc.          2,074,604                        2,074,604
Manufacturing/warehouse
  facilities leased to Humco
  Holding Group                       1,240,000        6,604,324       7,844,324         639,794
Office/warehouse facility
  leased to PSC Scanning, Inc.        1,125,000        7,516,037       8,641,037         687,358
Industrial/manufacturing
  facility formerly leased to
  Bolder Technologies
  Corporation                         1,076,000        5,844,938       6,920,938         534,307
Warehouse facility leased to
  Petsmart, Inc.                        107,606        4,486,211       4,593,817       1,032,763
Manufacturing facility leased
  to Plexus Corp.                       125,417        9,130,327       9,255,744       1,911,663
Childcare centers leased to
  Childtime Childcare, Inc.           4,649,299        3,422,172       8,071,471         623,833
Office buildings leased to
  Omnicom Group, Inc.                 6,319,147       36,785,150      43,104,297       6,304,599
Retail stores leased to Garden
  Ridge Corporation                   2,197,998        9,166,415      11,364,413       1,536,114

                                                                Life on which
                                                              Depreciation in
                                                              Latest Statement
                                                                of Income
          Description                    Date Acquired          is Computed
          -----------                    -------------        ---------------
Operating Method:
Retail store leased to Hobby             December 19, 1991
  Lobby Stores, Inc.                     and May 1, 2002          40 yrs.
Manufacturing/distributing
  facility leased to
  Electronic Data Systems                October 1, 1992 and
  Corporation                            May 1, 2002              40 yrs.
Warehouse/manufacturing
  facility leased to
  Bell Sports, Inc.                      November 6, 1992         40 yrs.
Warehouse leased to GATX
  Logistics, Inc.                        December 23, 1992        40 yrs.
Warehouse leased to Lucent
  Technologies, Inc.                     December 30, 1992        40 yrs.
Land leased to                           February 23, 1993
  Barnes & Noble, Inc.                   and October 1, 1993      N/A
Land leased to
  Best Buy Co., Inc.                     April 15, 1993           N/A
Technical training institute             May 3, 1993 and
  leased to UTI Holdings, Inc.           September 29, 2000       N/A
Office/warehouse leased to
  Merit Medical Systems, Inc.            June 3, 1993             40 yrs.
Land leased to Q Clubs, Inc.             July 16, 1993            N/A
Manufacturing/warehouse
  facilities leased to Humco
  Holding Group                          February 5, 1999         40 yrs.
Office/warehouse facility
  leased to PSC Scanning, Inc.           May 12, 1999             40 yrs.
Industrial/manufacturing
  facility formerly leased to
  Bolder Technologies
  Corporation                            April 16, 1999            40 yrs.
Warehouse facility leased to
  Petsmart, Inc.                         October 26, 1993          40 yrs.
Manufacturing facility leased
  to Plexus Corp.                        August 11, 1994           40 yrs.
                                         June 15, 1994 through
Childcare centers leased to              November 18, 1994 and
  Childtime Childcare, Inc.              May 1, 2002               40 yrs.
Office buildings leased to
  Omnicom Group, Inc.                    October 14, 1994          11-40 yrs.
Retail stores leased to Garden
  Ridge Corporation                      May 29,1995               40 yrs.

See accompanying notes to Schedule.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2002

                                                      Initial Cost to Company
                                                      -----------------------
                                                                                 Costs Capitalized
                                                                                   Subsequent to       Increase (Decrease)
          Description               Encumbrances        Land         Buildings     Acquisition (a)     in Net Investments (c)
          -----------               ------------        ----         ---------   -----------------    ----------------------
Operating Method:
Health club leased to
  Q Clubs, Inc.                        3,598,825         912,855      4,323,145
Warehouse/office leased to
  Hibbett Sporting Goods, Inc.         5,121,776         660,000      4,040,000        2,323,784
Distribution/warehouse leased
  to Detroit Diesel Corporation.                       2,782,860      6,542,140
Office building leased to Xerox
  Corporation                                            283,763        936,921           10,680
Supermarkets leased to
  Affiliated Southwest, Inc.                             759,921      3,116,753              497            (784,874)
Distribution/warehouse leased
  to ISA International plc             4,171,440         149,350      6,034,442                              506,365
Hotel leased to Societe
  Hoteliere Tourisme Grand Noble       8,313,906         463,290                       5,255,298           1,047,545
Office/repair facility leased
  to US West Communications,
  Inc.                                 1,588,537         509,550      1,687,006
Office buildings leased to
  Information Resources, Inc.         24,777,636       4,992,731     39,098,231
Retail stores leased to Kmart
  Corporation                                          2,944,073      5,943,350
Office building leased to Titan
  Corporation                          8,319,096       3,910,146     20,426,386
Manufacturing/distribution
  facility leased to
  EnviroWorks, Inc.                    4,521,629       1,045,856     13,752,114
                                    ============     ===========   ============      ===========          ==========
                                    $173,354,128     $70,687,296   $202,827,276      $57,573,735          $  659,038
                                    ============     ===========   ============      ===========          ==========


                                            Gross Amount at which Carried
                                               at Close of Period (d)
                                               ----------------------
                                                                                     Accumulated
          Description                    Land         Buildings        Total       Depreciation (d)
          -----------                    ----         ---------        -----       ----------------
Operating Method:
Health club leased to
  Q Clubs, Inc.                         912,855        4,323,145       5,236,000         743,040
Warehouse/office leased to
  Hibbett Sporting Goods, Inc.          660,000        6,363,784       7,023,784         856,556
Distribution/warehouse leased
  to Detroit Diesel Corporation.      2,782,860        6,542,140       9,325,000         988,136
Office building leased to Xerox
  Corporation                           283,763          947,601       1,231,364          69,242
Supermarkets leased to
  Affiliated Southwest, Inc.            765,578        2,326,719       3,092,297         216,249
Distribution/warehouse leased
  to ISA International plc              160,440        6,529,717       6,690,157         488,354
Hotel leased to Societe
  Hoteliere Tourisme Grand Noble        548,156        6,217,977       6,766,133         133,633
Office/repair facility leased
  to US West Communications,
  Inc.                                  509,550        1,687,006       2,196,556          26,359
Office buildings leased to
  Information Resources, Inc.         4,992,731       39,098,231      44,090,962         612,091
Retail stores leased to Kmart
  Corporation                         2,944,073        5,943,350       8,887,423          93,656
Office building leased to Titan
  Corporation                         3,910,146       20,426,386      24,336,532         319,963
Manufacturing/distribution
  facility leased to
  EnviroWorks, Inc.                   1,045,856       13,752,114      14,797,970         214,877
                                    ===========     ============    ============     ===========
                                    $70,868,892     $260,878,453    $331,747,345     $30,938,834
                                    ===========     ============    ============     ===========

                                                                Life on which
                                                              Depreciation in
                                                              Latest Statement
                                                                of Income
          Description                    Date Acquired          is Computed
          -----------                    -------------        ---------------
Operating Method:
Health club leased to
  Q Clubs, Inc.                          February 6, 1996          40 yrs.
Warehouse/office leased to
  Hibbett Sporting Goods, Inc.           February 12, 1996         40 yrs.
Distribution/warehouse leased
  to Detroit Diesel Corporation.         December 17, 1996         40 yrs.
Office building leased to Xerox          February 21, 1992
  Corporation                            and May 1, 2002           40 yrs.
Supermarkets leased to                   February 21, 1992
  Affiliated Southwest, Inc.             and May 1, 2002           40 yrs.
Distribution/warehouse leased
  to ISA International plc               March 7, 2000             40 yrs.
Hotel leased to Societe
  Hoteliere Tourisme Grand Noble         October 21, 2000          40 yrs
Office/repair facility leased
  to US West Communications,
  Inc.                                   May 1, 2002               40 yrs
Office buildings leased to
  Information Resources, Inc.            May 1, 2002               40 yrs
Retail stores leased to Kmart
  Corporation                            May 1, 2002               40 yrs
Office building leased to Titan
  Corporation                            May 1, 2002               40 yrs
Manufacturing/distribution
  facility leased to
  EnviroWorks, Inc.                      May 1, 2002               40 yrs

See accompanying notes to Schedule.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2002

                                                      Initial Cost to Company
                                                      -----------------------

                                                                                 Costs Capitalized
                                                                                   Subsequent to     Increase (Decrease)
          Description               Encumbrances        Land         Buildings     Acquisition (a)   in Net Investments (c)
          -----------               ------------        ----        ---------    -----------------  ----------------------
Direct Financing Method:
Retail store leased to Oshman
  Sporting Goods, Inc.             $ 1,270,650       $   700,356   $  2,494,843     $   37,695           $   421,090
Office buildings leased to
  Michigan Mutual Insurance
  Company                            9,500,000         1,965,093     11,884,907          5,919               124,300
Supermarkets leased to
  ShopRite Supermarkets, Inc.       15,516,421         4,882,183     21,653,570      3,657,931            (3,225,133)
Retail stores leased to
  Barnes & Noble, Inc.               5,179,964                        5,525,983         49,806             1,486,716
Retail stores leased to
  Best Buy Co., Inc.                16,394,039                       27,653,981            962            (1,817,751)
Technical training institute
  leased to UTI Holdings, Inc.       2,304,360                        6,083,329          2,059
Health club leased to
  Q Clubs, Inc.                      2,684,166                        3,511,422          1,737
Warehouse/distribution
  facility leased to Nicholson
  Warehouse, Inc.                    3,060,478           598,544      6,316,456          1,370            (3,823,736)
Manufacturing facility leased
  to Superior
  Telecommunica-tions, Inc.          4,531,423           295,032      4,704,968          1,885              (161,794)
Food processing/warehouse
  facility leased to Custom
  Food Products, Inc.                  178,358            27,000                     5,536,384
Office buildings and
  supermarkets leased to
  Kroger Company                                         503,520      2,833,549
Warehouse/distribution
  facility leased to
  Gloystarne & Co., Ltd.             4,171,441         1,132,627      6,069,257         14,103               826,243
Office/warehouse facility
  leased to New Wai L.P./
  Warehouse Associates               8,775,453           307,775     14,983,073
Daycare centers leased to
  Childtime Childcare, Inc.          4,658,698                        6,688,301
                                   -----------       -----------   ------------     ----------           ------------
                                   $78,225,451       $10,412,130   $120,403,639     $9,309,851           $(6,170,065)
                                   ===========       ===========   ============     ==========           ===========

                                  Gross Amount at which Carried
                                       at Close of Period (d)
          Description                        Total                         Date Acquired
          -----------                   -------------                     ---------------
Direct Financing Method:
Retail store leased to Oshman
  Sporting Goods, Inc.                  $  3,653,984                      December 10, 1992
Office buildings leased to
  Michigan Mutual Insurance
  Company                                 13,980,219                      December 21, 1993
Supermarkets leased to                                                    December 23, 1993
  ShopRite Supermarkets, Inc.             26,968,551                      and October 8, 1993
Retail stores leased to                                                   February 23, 1993
  Barnes & Noble, Inc.                     7,062,505                      and October 1, 1993
Retail stores leased to
  Best Buy Co., Inc.                      25,837,192                      April 15, 1993
Technical training institute
  leased to UTI Holdings, Inc.             6,085,388                      May 3, 1993
Health club leased to
  Q Clubs, Inc.                            3,513,159                      July 16, 1999
Warehouse/distribution
  facility leased to Nicholson
  Warehouse, Inc.                          3,092,634                      December 13, 1993
Manufacturing facility leased
  to Superior
  Telecommunica-tions, Inc.                4,840,091                      December 16, 1993
Food processing/warehouse
  facility leased to Custom
  Food Products, Inc.                      5,563,384                      December 31, 1994
Office buildings and
  supermarkets leased to                                                  February 21, 1992
  Kroger Company                           3,337,069                      and May 1, 2002
Warehouse/distribution
  facility leased to
  Gloystarne & Co., Ltd.                   8,042,230                      December 8, 1999
Office/warehouse facility
  leased to New Wai L.P./
  Warehouse Associates                    15,290,848                      May 1, 2002
Daycare centers leased to
  Childtime Childcare, Inc.                6,688,301                      May 1, 2002
                                        ------------
                                        $133,955,555
                                        ============

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                       NOTES to SCHEDULE III - REAL ESTATE
                          and ACCUMULATED DEPRECIATION

      (a) Consists of the costs of improvements subsequent to purchase and other acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

      (b) At December 31, 2002, the aggregate cost of real estate owned by Registrant and its subsidiaries for Federal income tax purposes is $316,720,739.

      (c) The increase (decrease) in net investment is due to (i) the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received, (ii) the sales of properties and of tenancy-in-common interests to an affiliate, (iii) foreign currency translation adjustments and (iv) impairment charges.

     (d)

                                                        Reconciliation of Real Estate Accounted for Under the
                                                                        Operating Method
                                                                           December 31,
                                                                           ------------
                                                                       2002             2001
                                                                       ----             ----
            Balance at beginning of year                           $ 222,202,821    $ 247,246,819
            Additions                                                108,312,336        3,409,223
            Impairment loss                                           (1,090,347)      (2,300,000)
            Dispositions                                                (292,348)      (7,762,907)
             Foreign currency translation adjustment                   1,684,889         (175,072)
            Reclassification from real estate under construction       5,035,398               --
            Reclassification to assets held for sale                  (4,105,404)      (7,680,327)
            Reclassification to equity investment                             --      (10,534,915)
                                                                   -------------    -------------
            Balance at close of year                               $ 331,747,345    $ 222,202,821
                                                                   =============    =============

                                                             Reconciliation of Accumulated Depreciation
                                                                            December 31,
                                                                            ------------
                                                                        2002             2001
                                                                        ----             ----
            Balance at beginning of year                           $  26,240,326    $  24,771,906
            Depreciation expense                                       5,931,695        4,806,925
            Depreciation expense from discontinued operations            317,945          423,129
            Dispositions                                                      --       (1,674,173)
             Foreign currency translation adjustment                      54,273           (3,208)
            Reclassification to asset held for sale                   (1,605,405)        (769,773)
            Reclassification to equity investment                             --       (1,314,480)
                                                                   -------------    -------------
            Balance at close of year                               $  30,938,834    $  26,240,326
                                                                   =============    =============

                                                         APPENDIX A TO FORM 10-K

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                                              2002 ANNUAL REPORT

SELECTED FINANCIAL DATA

(In thousands except per share amounts)

                                                    2002       2001       2000       1999       1998
                                                    ----       ----       ----       ----       ----
OPERATING DATA:

Revenues                                          $ 49,346   $ 41,107   $ 40,618   $ 39,584   $ 34,583

Income from continuing operations (1)               18,114     15,849     15,877     15,205     11,960

Basic earnings from continuing operations per
   share                                               .70        .72        .72        .70        .63

Diluted earnings from continuing operations per
   share                                               .68        .71        .71        .69        .62

Net income                                          13,479     15,366     15,377     14,836     13,732

Basic earnings per share                               .52        .70        .70        .68        .72

Diluted earnings per share                             .51        .68        .69        .67        .71

Dividends paid                                      20,879     18,550     18,187     17,715     14,958

Dividends paid per share                               .85        .84        .83        .83        .83

Payments of mortgage principal(2)                    5,242      4,642      4,322      4,355      4,159

BALANCE SHEET DATA:

Total consolidated assets                          550,227    369,307    380,209    381,711    372,076

Long-term obligations(3)                           236,129    131,659    149,023    147,715    142,389

      (1)   Includes (loss) gain from sales of real estate, net.

      (2)   Represents scheduled mortgage principal amortization paid.

      (3) Represents limited recourse mortgage and note payable obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

The following discussion and analysis of financial condition and results of operations of Carey Institutional Properties Incorporated ("CIP(R)") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CIP(R). Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CIP(R) to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations by CIP(R) that the results or conditions described in such statements or objectives and plans of CIP(R) will be achieved.

CIP(R) was formed in 1991 and used the proceeds from its public offering of shares of common stock along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate tenants. On May 1, 2002, CIP(R) acquired the business of Corporate Property Associates 10 Incorporated ("CPA(R):10") in a stock-for-stock merger. A majority of CIP(R)'s net leases have been structured to place certain economic burdens of ownership on these corporate tenants by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The lease obligations are unconditional. If possible, CIP(R) also negotiates guarantees of the obligations from the parent company of the lessees. The leases have generally been structured to include periodic rent increases that are stated or based on increases in the Consumer Price Index ("CPI") or, for certain retail properties, provide for additional rents based on sales in excess of a specified base amount. In addition to investing directly, CIP(R) may also acquire interests in real estate through joint ventures. These joint ventures are generally with affiliates.

As a real estate investment trust ("REIT"), CIP(R) is not subject to federal income taxes on amounts distributed to shareholders provided it meets certain conditions including distributing at least 90% of its REIT taxable income to its shareholders. CIP(R)'s primary objectives are to provide rising cash flow and pay quarterly dividends at an increasing rate and to protect its investors from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt. In addition, CIP(R) has successfully negotiated grants of common stock warrants from selected tenants and, in several instances, realized the benefits of appreciation from those grants. While CIP(R) cannot guarantee that its objectives will be ultimately realized, annual independent valuations of CIP(R)'s assets have reflected significant appreciation in property values.

CIP(R) is advised by Carey Asset Management Corp., a wholly-owned subsidiary of
W. P. Carey & Co. LLC pursuant to an Advisory Agreement. CIP(R)'s Advisory Agreement is renewable annually by Independent Directors who are elected by CIP(R)'s shareholders. In connection with each renewal, Carey Asset Management is required to provide the Independent Directors with a comparison of the fee structure with several similar companies. The Advisory Agreement also provides that an independent portfolio valuation be performed annually, and Average Invested Assets, the basis for determining asset management and performance fees, is based on the results of the independent valuation.

Critical Accounting Policies

Certain accounting policies are critical to the understanding of CIP(R)'s financial condition and results of operations. Management believes that an understanding of financial condition and results of operations requires an understanding of accounting policies relating to the use of estimates.

The preparation of financial statements requires that Management make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. For instance, CIP(R) must assess its ability to collect rent and other tenant-based receivables and determine an appropriate charge for uncollected amounts. Because CIP(R)'s real estate operations have a limited number of lessees, Management believes that it is necessary to evaluate specific situations rather than solely use statistical methods. CIP(R) generally recognizes a provision for uncollected rents which typically ranges between 0.25% and 1% of lease revenues (rental income and interest income from direct financing leases) and will measure its allowance against actual rent arrearages and adjust the percentage applied.

Based on its actual experience in 2002, CIP(R) recorded a provision equal to approximately 1.5% of lease revenues. At December 31, 2002, CIP(R) had rent arrearages of approximately $2,848,000 that are at risk of default.

Operating real estate is stated at cost less accumulated deprecation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. Interest capitalized in 2002 and 2001 was $327,000 and $236,000, respectively. No interest was capitalized in 2000. CIP(R) considers a build-to-suit project as substantially completed upon the completion of improvements, but no later than a date that is negotiated and stated in the lease. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. CIP(R) allocates costs incurred between the portions under construction and the portions substantially completed and only capitalizes those costs associated with the portion under construction.

CIP(R) also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents, residual values and holding periods. As CIP(R)'s investment objective is to hold properties on a long-term basis, holding periods will range from five to ten years. In its evaluations, CIP(R) obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the estimated cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. Because CIP(R)'s properties are leased to single tenants, CIP(R) is more likely to incur significant writedowns when circumstances affecting a tenant deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risk different than the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset. For its direct financing leases, CIP(R) performs a review of its estimated residual value of properties at least annually to determine whether there has been an other than temporary decline in CIP(R)'s current estimate of residual value of the underlying real estate assets of direct financing leases. If the review indicates a decline in residual values that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.

When assets are identified by management as held for sale, CIP(R) discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If in Management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized, and a valuation allowance is established. If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.

In 2002, CIP(R) acquired a subordinated interest in a mortgage trust that consists of limited recourse loans on 62 properties that are owned by CIP(R) or three of its affiliates. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. If there are adverse changes in either market rates or the credit quality of the lessees, the model and, therefore, the income recognized from the subordinated interests and the fair value will be adjusted.

CIP(R) measures derivative instruments, including certain derivative instruments embedded in other contracts, if any, at fair value and records them as an asset or liability, depending on CIP(R)'s right or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings (i.e., the forecasted event occurs). For derivatives designated as cash flow hedges, the effective portions of the derivatives are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings.

Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.

CIP(R) and affiliated REITs are investors in certain real estate ventures. Certain of the investments are held through incorporated or unincorporated jointly held entities and certain investments are held directly as tenants in common. Substantially all of these investments represent jointly purchased properties which were net leased to a single tenant and were structured to provide diversification and reduce concentration of a risk from a single lessee for CIP(R) and the affiliated REIT. The placement of an investment in a jointly held entity or tenancy in common requires the approval of the Independent Directors. All of the jointly held investments are structured so that CIP(R) and the affiliated REIT contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. No fees are payable to affiliates under any of the partnership or joint venture agreements. All of the jointly held investments are subject to contractual agreements. The presentation of these jointly held investments and their related results in the accompanying consolidated financial statements is based on factors such as controlling interest, significant influence and whether each party has the ability to make independent decisions. Equity method investments are reviewed for impairment in the event of a change in circumstances that is other than temporary. An investment is only impaired if Management's estimate of the net realizable value of the investment is less than the carrying value of the investment. To the extent that an impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

Stated rental revenue and interest income from direct financing leases are recognized on a straight-line basis and a constant rate of interest, respectively, over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. The majority of CIP(R)'s leases provide for periodic rent based on formulas indexed to increases in the CPI. CPI-based and other contingent-type rents are recognized currently. CIP(R) recognizes rental income from sales overrides when reported by lessees, that is, after the level of sales requiring a rental payment to CIP(R) is reached.

CIP(R) classifies its directly-owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investment in direct financing leases at the inception of a lease based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, CIP(R) uses estimates of remaining economic life provided by independent appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease's implicit interest rate which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The general terms of CIP(R)'s leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification.

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in property expense. Unamortized leasing costs are also charged to property expense upon early termination of the lease. Costs incurred in connection with obtaining mortgages and debt financing are capitalized and amortized over the term of the related debt and included in interest expense. Unamortized financing costs are included in charges for early extinguishment of debt if a loan is retired and the costs have not been fully amortized.

Public business enterprises are required to report financial and descriptive information about their reportable operating segments. Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of its portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing CIP(R)'s ability to meet distribution objectives, increase the dividend and increase value by evaluating potential investments in single tenant net lease real estate and by seeking opportunities such as refinancing mortgage debt at lower rates of interest, restructuring leases or paying off lenders at a discount to the face value of the outstanding mortgage balance. As of December 31, 2002 and 2001, CIP(R) owned real estate in the United States, the United Kingdom and France.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Effective May 1, 2002, CIP(R) acquired the business operations of CPA(R):10, through a merger approved by the shareholders of both companies. CPA(R):10 was an affiliate with investments in net lease real estate with objectives that are the same as CIP(R)'s. CPA(R):10's portfolio included investments that were jointly-owned with CIP(R). As a result of the merger, CIP(R) increased its asset base and expanded its real estate portfolio by acquiring interests in 45 properties with a fair value of $139,716,000 and assumed 17 leases with 14 tenants. The real estate acquired was encumbered by limited recourse mortgage debt with a fair value of $52,077,000 as of the date of acquisition. As a result of the merger with CPA(R):10, CIP(R)'s net income for the year ended December 31, 2002 is not directly comparable to the year ended December 31, 2001.

Net income for the year ended December 31, 2002 decreased by $1,887,000 to $13,479,000 as compared with $15,366,000 for the year ended December 31, 2001. Excluding the effect of gains and losses, charges on the early extinguishment of debt and noncash impairment charges, income as adjusted would have reflected an increase of $3,111,000. The increase was primarily due to an increase in income from lease revenues and equity investments and was partially offset by increases in interest expense, depreciation, general and administrative and property expenses. A substantial portion of all of these increases was due to the increase in the asset base as a result of the merger.

Lease revenues increased by $8,015,000 for the year ended December 31, 2002. Revenues of $9,716,000 were attributable to the property interests acquired from CPA(R):10. Lease revenues benefited from scheduled rent increases on eight leases. Lease revenues also increased from the completion of build-to-suit projects at a property leased to UTI Holdings, Inc. and a Holiday Inn in Toulouse, France in April 2001 and February 2002, respectively. These increases were partially offset by the September 2001 sale of six retail stores leased to Wal-Mart Stores, Inc., a lease termination and the subsequent sale of a property leased to Waban, Inc. and the termination of a lease with Bolder Technologies Corporation. The Wal-Mart, Waban and Bolder leases contributed annual lease revenues of $2,894,000. Additionally, lease revenues for the year ended December 31, 2001 include $965,000 from Del Monte Corporation that is included in income from equity investments in 2002. Twenty-eight leases have rent increases scheduled for 2003 and 2004. The majority of these rent increases are based on formulas indexed to increases in the CPI. The annual increase in the CPI over the past several years has ranged between 1.5% and 3%. CIP(R)'s leases generally have increases scheduled in intervals of between one and five years. Lease revenues also increased as a result of a change in the accounting of CIP(R)'s interest in properties leased to Childtime Childcare, Inc. and ShopRite Supermarkets, Inc. (formerly Big V Holding Corp.) as a result of contributing its majority interests in the properties to limited partnerships, as general partner. For the period from such contribution (August 1, 2002), CIP(R) reflects 100% of the revenues and expenses of the partnerships with the limited partners' share of income recorded as minority interest income. This change in ownership increased lease revenues by $636,000; however, the ownership change has no overall effect on net income or cash flow.

CIP(R) renewed leases in 2002 on properties leased to Lucent Technologies, Inc., GATX Logistics, Inc., US West Communications, Inc. and Hobby Lobby Stores, Inc. at an aggregate rent of approximately $3,500,000. Other than the GATX and Lucent leases, which current terms expire in 2004 and 2005, respectively, no single-tenant property lease will expire until 2007. Kmart Corporation has notified CIP(R) that it will be closing its Denton, Texas store in connection with its bankruptcy reorganization but has not indicated whether it will terminate its lease. Annual lease revenues from the Denton store are $215,000; however, Kmart has not indicated its plans for its leased properties in Michigan and California. Annual revenues from these two Kmart properties are $390,000. Kmart is currently meeting its rental obligations on all three properties. During 2002, ShopRite assumed the business operations of Big V Holding Corp. including the lease obligations for CIP(R)'s three Big V Properties in connection with Big V's bankruptcy. The Big V lease terms were not modified when the lease obligations were transferred to ShopRite. CIP(R) leases a property in the United Kingdom to Gloystarne & Co., Ltd. at an annual rent of approximately $610,000. Subsequent to December 31, 2002, Gloystarne entered into liquidation and is attempting to sell its business as a going concern. Although Gloystarne is current in its rent obligation, there is no assurance that its future rent obligation will be met.

Income from equity investments increased $3,454,000 for the year ended December 31, 2002, primarily because CIP(R)'s ownership interest in Marcourt Investments, Inc., a lessee of 13 Courtyard by Marriott hotels, increased from

24% to 47% as a result of the merger. Income from equity investments also increased as a result of the reclassification to equity investments, in October 2001, of CIP(R)'s 50% interest in the Del Monte properties, which were contributed to a partnership that CIP(R) owns with an affiliate. The Del Monte reclassification has no effect on net income; however, since CIP(R) now reports its share of net income from the equity investment in its financial statements as income from equity investments rather than reporting its share of underlying revenues and expenses. The reclassification resulted in an increase in income from equity investments of $645,000 for the year ended December 31, 2002, but had no net effect on the determination of earnings.

Interest expense for the year ended December 31, 2002 increased by $2,842,000 as the result of obtaining $83,667,000 of new loans in August 2002 in connection with a mortgage securitization and assuming $52,077,000 of existing mortgages on the properties acquired from CPA(R):10. Interest expense for the prior year included approximately $897,000 of interest expense from the loan on the Del Monte properties.

General and administrative expense for the year ended December 31, 2002 increased primarily because of the merger. Certain expenses, such as transfer agent and printing expenses, increased as a portion of such costs are based on the number of shareholders, and other expenses increased as a result of the increase in CIP(R)'s asset base, such as state level income and franchise taxes and the reimbursement of personnel costs. The increase in property expenses was due to an increase in asset management fees and performance fees, which are based on the appraised value of CIP(R)'s real estate assets. The appraised value of CIP(R)'s real estate assets increased by approximately 29% as a result of the acquisition of CPA(R):10's real estate assets. The increase in the asset-based fees that resulted solely from the newly-acquired assets was approximately $1,069,000. Included in property expenses in 2002 are $281,000 of carrying costs for the former Bolder property. CIP(R) has made a proposal to a potential tenant which, if accepted, would provide annual income of approximately $380,000.

In August 2002, CIP(R) acquired $10,617,000 of subordinated interests in a mortgage securitization pool which will generate interest income. Prior to this transaction, CIP(R)'s interest income represented amounts earned in investing cash in money market instruments. Management projects that the effective rate of interest on the mortgages obtained through the securitization, net of the projected cash flow from the interest in the mortgage trust, will be approximately 6.25%.

CIP(R) recognized gains of $2,003,000 including $1,992,000 from the sale of its warrant position in Merit Medical Systems, Inc. The gain on the Merit Medical warrants is offset by the reversal of an unrealized gain on the warrants of $2,128,000 that had been recognized in 2001. In December 2002, CIP(R) sold its property in Farmingdale, New York formerly leased to Waban, Inc. for $6,743,000 and recognized a $167,000 loss on sale. CIP(R)'s lease with Waban for a BJ's Warehouse retail property ended in January 2002 and the property was sold in December 2002. Annual cash flow from the Waban property was $505,000.

CIP(R) recorded a $1,490,000 loss from discontinued operations in connection with a vacant property in Austin, Texas which is held for sale as of December 31, 2002 and the sale in May 2002 of a property in Little Rock, Arkansas formerly leased to Affiliated Southwest, Inc. Of this loss, $1,090,000 was due to an impairment charge on the writedown of the Austin property to its fair value.

In 2002, CIP(R) incurred extraordinary charges on extinguishment of debt of $3,145,000. Of this amount, $2,857,000 represents prepayment premiums and the writeoff of unamortized financing costs on mortgage loans paid off and refinanced in connection with a mortgage securitization, the Best Buy Co. refinancing and the satisfaction of the Waban, Inc. loan in connection with the sale of the property. CIP(R) also incurred a $288,000 early extinguishment charge in paying off the promissory notes held by former CPA(R):10 shareholders. The extinguishment charge of $3,145,000 is net of minority interest of $1,011,000.

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

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net income for the year ended December 31, 2001 decreased $11,000 as compared with the year ended December 31, 2000. Excluding the effects of gains and impairment charges, income would have increased $993,000. The increase in income, as adjusted, was primarily due to increases in lease revenues and income from equity investments and a decrease in interest expense. These increases were partially offset by an increase in property expense and a decrease in interest income.

Lease revenues increased by $490,000 to $41,107,000 as a result of rent increases on several leases, including leases with Electronic Data Systems Corporation and Plexus Corp. in 2000 and Q Clubs, Inc. and Garden Ridge Corporation in 2001. Lease revenues in 2001 also benefited from the completion in April 2001 of a build-to-suit property leased to UTI Holdings and a full year of rent from a property acquired in March 2000 leased to ISA International plc. As a result of the rent increases, the lease with ISA International and the completion of the UTI build-to-suit, annual rents increased $1,107,000.

As a result of the sale of a portfolio of six Wal-Mart Stores properties in September 2001, annual lease revenues decreased by $1,039,000 (based on rents received in 2000 including percentage of sales rents of $280,000). A mortgage extension agreement on the Wal-Mart property loan required monthly payments of $65,000 and a separate annual payment to the lender of all percentage of sales rents received, resulting in no cash flow (lease revenues less mortgage debt service) from the Wal-Mart properties.

Income from equity investments increased by $468,000 to $5,412,000. This increase was due, in part, to the reclassification of the Del Monte properties in October 2001. In connection with refinancing the mortgage loan on the Del Monte properties, the Del Monte properties were contributed to a jointly held affiliate. As a result of the change in the form of ownership, accounting for the Del Monte properties changed to the equity method.

Income from equity investments also increased as a result of an increase in Marcourt's earnings. The increase in Marcourt's net income was due to an increase in percentage rent from the Marriott hotels and a reduction in interest expense due to amortizing mortgage debt. The lease with Marriott includes a provision for additional rents based on a percentage of sales, including room revenues, in excess of a specified amount at the hotel properties. Income from equity investments also benefited from a rent increase in April 2001 on the lease with The Upper Deck Company in which CIP(R) owns a 50% interest in the property partnership.

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

The increase in property expense of $680,000 to $7,082,000 was primarily due to an increase in CIP(R)'s provision for uncollected rents as the provision for rent arrearages increased and, to a lesser extent, the carrying costs on the Bolder property. The increase in the rent provision was primarily due to deterioration in the financial condition of Nicholson Warehouse, L.P. As a result, CIP(R) recorded an impairment charge of $2,000,000 on the Nicholson property. CIP(R) also recorded an impairment charge in 2002 of $1,550,000 on the Nicholson property.

The decrease in interest income was the result of a decrease in average cash balances between December 2001 and December 2000. The cash balance decreased as funds were used for the completion of build-to-suit projects and to purchase properties in 2000 to further diversify CIP(R)'s portfolio.

CIP(R)'s results for 2001 included net gains of $3,176,000 including a realized gain of $1,081,000 from the sale of the Wal-Mart properties and an unrealized gain of $2,128,000 from holding warrants for common stock of certain lessees. Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was effective in 2001. Under SFAS No. 133, warrants for common stock that provide for net settlement (i.e., as a cashless exercise) or are readily convertible to cash are defined as a derivative instrument and changes in the value of warrants for common stock which meet the SFAS No. 133 definition of a derivative instrument are recognized in earnings. The unrealized gain in 2001 represents the value attributed to 194,326 warrants for common stock of Merit Medical that were granted to CIP(R) in connection with structuring the lease transaction with Merit Medical in 1993 and those warrants meeting the criteria for treatment as a derivative instrument. The value of the Merit Medical warrants was determined using Black-Scholes and Binomial Tree option pricing methods.

Financial Condition

Since December 31, 2001, CIP(R)'s cash and cash equivalents have increased by $18,394,000 to $25,782,000, primarily as a result of obtaining new mortgage financing in connection with the mortgage securitization described below. CIP(R) intends to invest its available cash in new real estate investments to further diversify its portfolio, and projects that it will continue to have sufficient cash flow from operations and equity investments to meet its cash flow objectives. Cash flows from operations of $25,599,000 included $3,439,000 of prepayment premiums incurred in connection with paying off eight mortgage loans. Management considers the prepayment premiums as financing costs and does not include the payments in its evaluation of CIP(R)'s ongoing ability to generate cash from operations to increase dividends at current cash levels. Prepayment costs are incurred only if CIP(R) can refinance debt on more favorable terms or if it projects it will benefit from liquidating high-interest rate debt. Cash flows from operations, excluding the prepayment premiums, of $28,663,000 and equity investments of $659,000 were sufficient to fund dividends to shareholders of $20,877,000, fund distributions to minority partners of $1,830,000 and pay mortgage principal installments of $5,242,000.

During 2002, CIP(R)'s investing activities included using $14,777,000 to purchase interests in the mortgage loan pool. CIP(R) subsequently sold its investment-grade rated participation in the mortgage pool interests for $4,172,000. CIP(R) issued approximately 5,500,000 shares of common stock to acquire the business operations of CPA(R):10 in May 2002 and used $594,000 in 2002 to pay costs related to the merger with CPA(R):10 and the related acquisition of CPA(R):10's assets and liabilities. The acquired assets included $765,000 of cash. CIP(R) used $1,774,000 to satisfy the interests of certain CPA(R):10 shareholders who exercised dissenters' rights. CIP(R) received proceeds of $7,041,000 from the sales of the Waban property and a Little Rock, Arkansas property formerly leased to Affiliated Southwest, Inc. and $1,993,000 from its sale of Merit Medical stock warrants. CIP(R) used $2,743,000 to fund construction of an expansion at its hotel property in Toulouse, France and other additional capitalized real estate costs at existing properties. In February 2003, the additional expansion of the Toulouse property was completed. The final addition was funded by CIP(R)'s joint venture partner in the Toulouse property.

CIP(R) participated in a mortgage pool consisting solely of $172,335,000 of newly-issued mortgage loans collateralized by properties and lease assignments on properties owned by CIP(R) and three affiliates. Investment-grade interests representing $148,206,000 of the securitized mortgage assets are owned by institutional investors and subordinated interests of $24,129,000 were purchased by CIP(R) and its affiliates, with CIP(R) owning a 44% share of the subordinated interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and, therefore, will be affected by any defaults or nonpayments of rents by lessees at the mortgaged properties, regardless of which affiliate owns the underlying property. CIP(R)'s cash flow, therefore, may be affected by events that occur at affiliates and not only from its own properties. To the extent that there are no defaults or nonpayments, CIP(R) may realize up to $1,575,000 in annual cash flow from its subordinated interest. Because the subordinated interests incur any losses before the other interests, the risk of a loss in cash flow and market value of the investment is greatest for this interest, and there is no assurance that there will be no adverse events that would significantly diminish cash flow from this investment.

In addition to the payment of dividends and scheduled principal mortgage payments, CIP(R)'s financing activities for the year ended December 31, 2002 included obtaining proceeds of $120,140,000 from limited recourse mortgage financing, including $83,667,000 received in connection with the mortgage pool financing. As a result of placing loans in the mortgage pool, CIP(R) was able to obtain favorable terms (7.5% annual interest on a 25-year amortization schedule) on its supermarkets and day care centers, properties which traditional mortgage lenders are currently averse to financing. CIP(R) and its affiliates may seek to obtain additional limited recourse mortgages through another securitization, although there are no current plans for an additional securitization transaction. All of the loans are limited recourse loans and have maturity dates between September 2009 and September 2012, at which time balloon payments are scheduled. Annual debt service payments will increase by $3,187,000. CIP(R) also refinanced existing mortgage loans on properties leased to Best Buy and Plexus Corp. and obtained advances on a construction loan for the completion of the Toulouse hotel expansion. CIP(R) used $74,138,000 to pay off existing mortgages, including $33,486,000 used to satisfy seven existing loans in connection with the mortgage securitization.

CIP(R)'s financing strategy has been to purchase substantially all of its properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of CIP(R)'s other assets. The use of limited recourse mortgage debt, therefore, allows CIP(R) to limit its exposure of all of its assets, and this strategy has allowed CIP(R) to diversify its portfolio of properties and, thereby, limit its risk. In the event that a balloon payment comes due, CIP(R) may seek to refinance the loan, restructure the debt with existing lenders, evaluate its ability to pay the balloon payment from its cash reserves or sell the property and use the proceeds to satisfy the mortgage debt. CIP(R) may seek to finance its unencumbered properties and use the proceeds to make additional investments in real estate. To the extent that CIP(R) obtains such financing, it may increase CIP(R)'s overall leverage. Balloon payments of approximately $9,221,000 and $12,850,000 are scheduled in 2003 and 2004, respectively. CIP(R) expects to refinance the maturing loans but may use some of its available cash to satisfy the balloon payments. In January 2003, CIP(R) used $1,265,000 to satisfy one of the scheduled 2003 balloon payments. CIP(R)'s equity investees use the same financing strategy and have purchased their properties with a combination of equity and limited recourse mortgage debt.

CIP(R) expects to meet its capital requirements to fund future property acquisitions, capital expenditures on existing properties and scheduled debt maturities through long-term limited recourse mortgages and possibly unsecured indebtedness. CIP(R) is not currently seeking additional sources of refinancing such as an unsecured line of credit; however, its financing strategies could change in the future. Unsecured financing, if obtained, would require CIP(R) to meet financial covenants such as maintaining specific operating ratios and leverage ratios.

Four lessees have purchase options which are exercisable over 2003 through 2005. In the event that the options are exercised, annual revenues and cash flow would decrease by $3,693,000 and $1,934,000, respectively. If the options are exercised, CIP(R) would likely seek to reinvest the proceeds from sale in additional real estate investments. In the event that the options are exercised, CIP(R) would receive no less than $27,106,000 from the proceeds of sale before satisfaction of any mortgage debt. All of the purchase options provide for an exercise price of the higher of fair value or a stated purchase price.

In connection with the merger with CPA(R):10, each shareholder of CPA(R):10 who elected to receive shares received 0.8445 of newly issued CIP(R) common stock for every share of CPA(R):10 that he or she owned. Approximately 5,500,000 (totaling approximately $73,155,000) new shares of CIP(R) were issued which represent approximately 25% of the ownership of CIP(R) as of the effective date of the merger, May 1, 2002. Approximately 13% of CPA(R):10's shareholders did not elect to receive shares of CIP(R) and were issued promissory notes with a face value of $11.23 for each share of CPA(R):10 owned. In December 2002, CIP(R) used $11,739,000 to pay off the promissory notes.

Due to its rapidly amortizing debt, Marcourt's taxable income exceeds its distributable cash flow and it is not able to distribute 90% of its REIT taxable income from its available cash. The shareholder agreement of Marcourt provides for declaration of consent dividends, which allows Marcourt to meet its dividend requirements but requires shareholders to recognize dividend income even though Marcourt is not distributing such amounts currently. Consent dividends allowed Marcourt to retain REIT status for 2002; however, it affects the amount of taxable income that CIP(R) reports to its shareholders. In 2002, Marcourt declared a consent dividend of $3,062,000.

Off-Balance Sheet and Aggregate Contractual Agreements

A summary of CIP(R)'s obligations under contractual arrangements is as follows:

(in thousands)                      Total       2003      2004      2005      2006       2007   Thereafter
                                  --------   -------   -------   -------   -------   --------   ----------
Limited recourse mortgage notes
   payable                        $251,580   $15,436   $18,886   $11,545   $ 5,040   $ 14,975   $185,698
Subordinated disposition fees        1,002                                                         1,002
Ground lease obligations               594       160       126       100       100        100          8
Share of minimum rents payable
   under office cost-sharing
   agreement                           776       207       207       207       155
                                  --------   -------   -------   -------   -------   --------   --------
                                  $253,952   $15,803   $19,219   $11,852   $ 5,295   $ 15,075   $186,708
                                  ========   =======   =======   =======   =======   ========   ========

In connection with extending a mortgage loan with a variable interest rate, CIP(R) was required to enter into a separate interest rate cap agreement with a notional amount of $6,750,000 and a strike of 8%. An interest rate cap agreement is a derivative financial instrument designed to hedge interest risk on variable interest debt. Approximately 7% of CIP(R)'s outstanding debt is variable rate and the use of derivative financial instruments to hedge interest rate risk is not currently significant to CIP(R)'s risk management. CIP(R) has not hedged its foreign investments and uses mortgage financing in the local currency to reduce the effect of foreign currency fluctuations on cash flow.

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

Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

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

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized but will be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations will only be amortized if such assets or liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS 142 did not have a material effect on CIP(R)'s financial statements.

In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. CIP(R) does not expect SFAS No. 143 to have a material effect on its financial statements.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS 144 did not have a material effect on CIP(R)'s financial statements; however, the revenues and expenses relating to an asset held for sale or sold must be presented as a discontinued operation for all periods presented.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. CIP(R) does not expect SFAS No. 147 to have a material effect on its financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. CIP(R) does not have any employees nor any stock-based compensation plans.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require CIP(R) to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The accounting provisions only apply for certain new transactions entered into and existing guarantee contracts modified after December 31, 2002. The adoption of the accounting provisions of FIN 45 is not expected to have a material effect on CIP(R)'s financial statements.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The transitional disclosures requirements will take effect almost immediately and are required for all financial statements initially issued after January 31, 2003. CIP(R)'s maximum loss exposure is the carrying value of its equity investments. CIP(R) is assessing the impact of this interpretation on its accounting for its investments in unconsolidated joint ventures and does not expect FIN 46 to have a material effect on its financial statements. .

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of CAREY INSTITUTIONAL PROPERTIES INCORPORATED:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of CAREY INSTITUTIONAL PROPERTIES INCORPORATED and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Carey Asset Management Corp. (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the consolidated financial statements, effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires that the results of operations, including any gain or loss on sale, relating to real estate that has been disposed of or is classified as held for sale after initial adoption be reported in discontinued operations for all periods presented.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 20, 2003

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                         2002             2001
                                                                                         ----             ----
           ASSETS:
Real estate leased to others:
   Accounted for under the operating method:
       Land                                                                          $  70,868,892    $  52,993,337
       Buildings                                                                       260,878,453      169,209,484
                                                                                     -------------    -------------
                                                                                       331,747,345      222,202,821
       Less, accumulated depreciation                                                   30,938,834       26,240,326
                                                                                     -------------    -------------
                                                                                       300,808,511      195,962,495
   Net investment in direct financing leases                                           133,955,555      101,498,035
Real estate under construction                                                           5,725,416        7,969,435
Assets held for sale                                                                     2,500,000        6,910,554
Equity investments                                                                      58,578,685       43,776,928
cash and cash equivalents                                                               25,782,304        7,388,480
Marketable securities                                                                   11,014,711               --
Other assets, net of accumulated amortization of $1,119,325 and $1,101,382 in 2002 and 2001, and net of allowance for uncollected rents of $2,825,000 and
   $2,100,000 in 2002 and 2001                                                          11,861,713        5,800,715
                                                                                     -------------    -------------
           Total assets                                                              $ 550,226,895    $ 369,306,642
                                                                                     =============    =============

           LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                              $ 251,579,579    $ 152,532,007
Accrued interest                                                                         1,550,184          874,728
Accounts payable and accrued expenses                                                    1,832,633        1,454,040
Due to affiliates                                                                        2,552,528        1,898,009
Dividends payable                                                                        5,938,632        4,714,132
Prepaid rental income and security deposits                                              2,418,930        2,349,622
Other liabilities                                                                        3,840,777
                                                                                     -------------    -------------
           Total liabilities                                                           269,713,263      163,822,538
                                                                                     -------------    -------------

Minority interest                                                                       13,703,146        7,031,014
                                                                                     -------------    -------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares; 28,833,385 and
   22,994,375 shares issued and outstanding at December 31, 2002 and 2001                   28,833           22,994
Additional paid-in capital                                                             308,659,610      230,880,420
Dividends in excess of accumulated earnings                                            (31,519,364)     (22,897,031)
Accumulated other comprehensive income (loss)                                              956,456         (411,420)
                                                                                     -------------    -------------
                                                                                       278,125,535      207,594,963
Less, common stock in treasury at cost, 984,755 and 810,237 shares at December 31,
   2002 and 2001                                                                       (11,315,049)      (9,141,873)
                                                                                     -------------    -------------
           Total shareholders' equity                                                  266,810,486      198,453,090
                                                                                     -------------    -------------
           Total liabilities and shareholders' equity                                $ 550,226,895    $ 369,306,642
                                                                                     =============    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                        CONSOLIDATED STATEMENTS of INCOME

                                                                      For the years ended December 31,
                                                                     2002            2001            2000
                                                                     ----            ----            ----
Revenues:
   Rental income                                                $ 33,941,070    $ 28,199,756    $ 27,618,916
   Interest income from direct financing leases                   14,645,638      12,372,019      12,306,721
   Interest and other income                                         759,309         535,450         691,948
                                                                ------------    ------------    ------------
                                                                  49,346,017      41,107,225      40,617,585
                                                                ------------    ------------    ------------

Expenses:
   Interest                                                       16,893,051      13,809,810      14,565,522
   Depreciation                                                    5,931,695       4,806,925       4,887,595
   Property expenses                                               9,160,245       7,081,597       6,401,704
   General and administrative                                      4,167,215       2,971,751       2,877,270
   Impairment charge on real estate                                1,550,000       4,300,000         143,919
                                                                ------------    ------------    ------------
                                                                  37,702,206      32,970,083      28,876,010
                                                                ------------    ------------    ------------

      Income from continuing operations before minority
         interest, income from equity investments and gains
         (losses)                                                 11,643,811       8,137,142      11,741,575

Minority interest in income                                       (2,069,620)       (875,599)       (833,012)
Income from equity investments                                     8,865,740       5,411,560       4,943,863
                                                                ------------    ------------    ------------

      Income from continuing operations before gains (losses)     18,439,931      12,673,103      15,852,426

Unrealized gain on warrants                                               --       2,128,000              --
Unrealized loss on interest rate cap derivative instrument           (34,611)             --              --
Reversal of unrealized gain on warrants in connection with
   disposition                                                    (2,128,000)             --              --
Gain on sale of warrants and securities, net                       2,003,629              --              --
                                                                ------------    ------------    ------------

      Income from continuing operations before (loss) gain on
         real estate, net                                         18,280,949      14,801,103      15,852,426

Discontinued operations:
Loss from operations of discontinued properties                     (407,983)       (483,310)       (499,967)
Gain on sale of real estate                                            8,874              --              --
Impairment charge on real estate                                  (1,090,347)             --              --
                                                                ------------    ------------    ------------

      Loss from discontinued operations                           (1,489,456)       (483,310)       (499,967)
                                                                ------------    ------------    ------------

(Loss) gain on sale of real estate, net                             (167,403)      1,048,335          24,269
                                                                ------------    ------------    ------------

      Income before extraordinary charge                          16,624,090      15,366,128      15,376,728

Extraordinary charge on early extinguishment of debt, net of
   minority interest of $1,011,353                                (3,145,089)             --              --
                                                                ------------    ------------    ------------

      Net income                                                $ 13,479,001    $ 15,366,128    $ 15,376,728
                                                                ============    ============    ============

                                  - Continued -

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Basic earnings per common share:
   Income from continuing operations          $          .70    $          .72    $          .72
   Discontinued operations                              (.06)             (.02)             (.02)
   Extraordinary charge                                 (.12)               --                --
                                              --------------    --------------    --------------
   Basic earnings per common share:           $          .52    $          .70    $          .70
                                              ==============    ==============    ==============

Diluted earnings per common share:
   Income from continuing operations          $          .68    $          .70    $          .71
   Discontinued operations                              (.06)             (.02)             (.02)
   Extraordinary charge                                 (.11)               --                --
                                              --------------    --------------    --------------
   Basic earnings per common share:           $          .51    $          .68    $          .69
                                              ==============    ==============    ==============

Weighted average shares outstanding-basic         26,032,753        22,105,243        21,916,934
                                              ==============    ==============    ==============

Weighted average shares outstanding-diluted       26,596,434        22,460,138        22,271,829
                                              ==============    ==============    ==============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 CONSOLIDATED STATEMENT of SHAREHOLDERS' EQUITY

              For the years ended December 31, 2000, 2001 and 2002



                                                                                   Dividends in Excess
                                 Common         Additional        Comprehensive      of Accumulated
                                  Stock      Paid-in Capital         Income             Earnings
Balance at
   January 1, 1999             $22,216         $220,747,880                           $(16,728,182)

381,275 shares issued,
   $.001 par, net of costs         381            4,974,760
Dividends declared                                                                     (18,225,976)
Repurchase of 283,986
   shares

Comprehensive income:
Net income                                                        $15,376,728           15,376,728
Other comprehensive
   income:
Foreign currency
   translation adjustment                                            (254,598)
                                                                  -----------
                                                                  $15,122,130
                                                                  ===========
Balance at
   December 31, 2000            22,597          225,722,640                            (19,577,430)
                               -------         ------------                            -----------

396,245 shares issued,
   $.001 par, net of costs         397            5,157,780
Dividends declared                                                                     (18,685,729)
Repurchase of 174,943
   shares

Comprehensive income:
Net income                                                        $15,366,128           15,366,128
Other comprehensive
   income:
Foreign currency
   translation adjustment                                            (180,579)
                                                                  -----------
                                                                  $15,185,549
                                                                  ===========
Balance at
   December 31, 2001            22,994          230,880,420                            (22,897,031)
                               -------         ------------                           ------------

5,829,010 shares issued,
   $.001 par, net of costs       5,839           77,779,190
Dividends declared                                                                     (22,101,334)
Repurchase of 174,518
   shares

Comprehensive income:
Net income                                                        $13,479,001           13,479,001
Other comprehensive
   income:
Foreign currency
   translation adjustment                                             916,144
Unrealized gain on
   marketable securities                                              451,732
                                                                  -----------
                                                                    1,367,876
                                                                  -----------
                                                                  $14,846,877
                                                                  ===========
Balance at
   December 31, 2002           $28,833         $308,659,610                           $(31,519,364)
                               =======         ============                           ============

                            Accumulated Other
                               Comprehen-
                                  sive            Treasury
                               Income (Loss)        Stock               Total
                               -------------        -----               -----
Balance at
   January 1, 1999               $23,757        $(3,500,014)        $200,565,657

381,275 shares issued,
   $.001 par, net of costs                                             4,975,141
Dividends declared                                                   (18,225,976)
Repurchase of 283,986
   shares                                        (3,415,716)          (3,415,716)

Comprehensive income:
Net income                                                            15,376,728
Other comprehensive
   income:
Foreign currency
   translation adjustment       (254,598)                               (254,598)


Balance at
                               ---------        -----------         ------------
   December 31, 2000            (230,841)        (6,915,730)         199,021,236
                               ---------        -----------         ------------

396,245 shares issued,
   $.001 par, net of costs                                             5,158,177
Dividends declared                                                   (18,685,729)
Repurchase of 174,943
   shares                                        (2,226,143)          (2,226,143)

Comprehensive income:
Net income                                                            15,366,128
Other comprehensive
   income:
Foreign currency
   translation adjustment       (180,579)                               (180,579)


Balance at
                               ---------        -----------         ------------
   December 31, 2001            (411,420)        (9,141,873)         198,453,090
                               ---------        -----------         ------------

5,829,010 shares issued,
   $.001 par, net of costs                                            77,785,029
Dividends declared                                                   (22,101,334)
Repurchase of 174,518
   shares                                        (2,173,176)          (2,173,176)

Comprehensive income:
Net income                                                            13,479,001
Other comprehensive
   income:
Foreign currency
   translation adjustment
Unrealized gain on
   marketable securities

                               1,367,876                               1,367,876


Balance at
                               ---------       ------------         ------------
   December 31, 2002           $ 956,456       $(11,315,049)        $266,810,486
                               =========       ============         ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                      CONSOLIDATED STATEMENTS of CASH FLOWS

                                                                                            For the years ended December 31,
                                                                                            --------------------------------
                                                                                            2002           2001            2000
                                                                                            ----           ----            ----
Cash flows from operating activities:
   Net income                                                                         $  13,479,001   $ 15,366,128    $ 15,376,728
   Adjustments to reconcile net income to net cash provided by continuing operations:
     Loss from discontinued operations, including gain on sale of real estate and
       impairment loss                                                                    1,489,456        483,310         499,967
     Depreciation and amortization                                                        6,423,811      4,806,925       4,887,595
     Straight-line adjustments                                                             (459,654)      (207,229)       (170,609)
     Minority interest in income                                                          2,069,620        875,599         833,012
     Income from equity investments in excess of distributions received                  (3,182,381)    (1,430,181)       (962,968)
     Extraordinary charge on extinguishment of debt, net of minority interest             3,145,089             --              --
     Gain on sale of real estate and securities, net                                     (1,836,226)    (1,048,335)        (24,269)
     Impairment charge on real estate                                                     1,550,000      4,300,000         143,919
     Issuance of stock in satisfaction of performance fee                                 3,122,939      2,767,451       2,716,377
     Provision for uncollected rents                                                        725,000        593,615          99,852
     Unrealized gain on warrants                                                                 --     (2,128,000)             --
     Reversal of unrealized gain on warrants in connection with disposition               2,128,000             --              --
     Net change in operating assets and liabilities                                         500,189       (609,355)      1,208,330
                                                                                      -------------   ------------    ------------
     Net cash provided by continuing operations                                          29,154,844     23,769,928      24,607,934
                                                                                      -------------   ------------    ------------
     Net cash (used in) provided by discontinued operations                                (116,054)       146,160         122,651
     Prepayment premiums paid on extinguishment of debt                                  (3,439,379)            --              --
                                                                                      -------------   ------------    ------------
       Net cash provided by operating activities                                         25,599,411     23,916,088      24,730,585
                                                                                      -------------   ------------    ------------

Cash flows from investing activities:
   Distributions received from equity investments in excess of
      equity income                                                                         658,737        426,120         479,359
   Capital distributions from equity investments                                                 --      5,839,315              --
   Purchases of real estate and equity investments and costs capitalized
      subsequent to acquisition                                                          (2,743,054)    (7,838,388)    (11,383,189)
   Proceeds from sales of real estate and securities                                     13,208,838      8,055,093          24,269
   Purchase of securities                                                               (14,777,285)            --              --
   Payment of leasing costs                                                                (244,237)            --              --
   Redemption of dissenter interests                                                     (1,774,385)            --              --
   Costs incurred in connection with acquisition of business operations                    (593,900)            --              --
   Cash acquired on acquisition of business operations                                      765,493             --              --
                                                                                      -------------   ------------    ------------
       Net cash (used in) provided by investing activities                               (5,499,793)     6,482,140     (10,879,561)
                                                                                      -------------   ------------    ------------

Cash flows from financing activities:
   Proceeds from mortgages                                                              120,139,853      6,262,563       4,100,720
   Prepayments of mortgages                                                             (74,137,547)   (13,788,316)       (590,301)
   Payments of mortgage principal                                                        (5,241,873)    (4,641,965)     (4,322,311)
   Deferred financing costs                                                              (4,630,624)       (50,000)        (64,290)
   Prepayment of notes payable                                                          (11,738,888)            --              --
   Dividends paid                                                                       (20,876,834)   (18,550,352)    (18,187,256)
   Proceeds from issuance of shares, net of costs                                         1,506,612      2,390,726       2,258,764
   Purchase of treasury stock                                                            (2,173,176)    (2,226,143)     (3,415,716)
   Capital (distributions to) contributions from minority partners                       (2,734,951)       902,220              --
   Distributions paid to minority partners                                               (1,829,770)      (488,294)       (543,169)
                                                                                      -------------   ------------    ------------
       Net cash used in financing activities                                             (1,717,198)   (30,189,561)    (20,763,559)
                                                                                      -------------   ------------    ------------

                                  - Continued -

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Effect of exchange rate changes on cash                                                11,404          (1,386)         (6,846)
                                                                                -------------    ------------    ------------

         Net increase (decrease) in cash and cash equivalents                      18,393,824         207,281      (6,919,381)

Cash and cash equivalents, beginning of year                                        7,388,480       7,181,199      14,100,580
                                                                                -------------    ------------    ------------

         Cash and cash equivalents, end of year                                 $  25,782,304    $  7,388,480    $  7,181,199
                                                                                =============    ============    ============

Noncash investing and financing activities:

The purchase of Corporate Property Associates 10 Incorporated consisted of the acquisition of certain assets and liabilities at fair value in exchange for the issuance of shares, notes payable and a cash payment to dissenters as follows:

            Real estate assets                                                                $ 127,721,807
            Equity investment in Marcourt Investments, Inc., a real estate investment trust      11,993,899
            Cash                                                                                    765,493
            Other assets                                                                          5,204,479
            Mortgage notes payable, net of discount of $294,273                                 (52,077,045)
            Other liabilities                                                                    (5,231,182)
            Minority interest                                                                    (2,092,437)
                                                                                              -------------
                   Net assets acquired                                                        $  86,285,014
                                                                                              =============

            Shares issued                                                                     $  73,155,478
            Notes payable issued, net of discount of $383,737                                    11,355,151
            Cash paid for redemption of dissenter interests                                       1,774,385
                                                                                              -------------
                   Consideration paid                                                         $  86,285,014
                                                                                              =============

In connection with contributing its greater than 50% tenancy-in-common interests in properties owned with affiliates to two limited partnerships, assets and liabilities applicable to minority interests were as follows:

            Real estate assets                                                                $  11,936,092
            Other assets                                                                            148,697
            Mortgage notes payable                                                               (4,163,792)
                                                                                              -------------
                  Minority interests                                                          $   7,920,997
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

      Real Estate Leased to Others:

            Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. For the year ended December 31, 2002, lessees were responsible for direct payments of real estate taxes of approximately $5,262,000. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations which increase the useful life of the properties are capitalized.

            The Company diversifies its real estate investments among various corporate tenants engaged in different industries, by property type and geographically.

            The leases are accounted for under either the direct financing or the operating methods. Such methods are described below:

                  Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 7). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

                  Operating method - Real estate is recorded at cost less accumulated depreciation, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

            When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. Residual values of direct financing leases are reviewed at least annually. If a decline in the estimated residual value is other than temporary, the accounting for the direct financing lease will be revised using the changed estimate. The resulting reduction in the net investment in the direct financing lease is recognized as a loss in the period in which the estimate is changed.

            The Company is committed under long-term ground leases for certain properties through 2008. Future ground lease rental commitments aggregate $593,983.

            For properties under construction, operating expenses including interest charges are capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

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

      Foreign Currency Translation:

            The Company consolidates its real estate investments in France and the United Kingdom. The functional currency for these investments is the Euro and the British pound. The translation from the Euro and British pound to U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income (loss) as part of shareholders' equity.

      Cash Equivalents:

            The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 2002 and 2001 were held in the custody of two financial institutions, and which balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

      Marketable Securities:

            Marketable securities are classified as available for sale securities and reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a component of other comprehensive income (loss) until realized. Such marketable securities had a cost basis of $10,562,979 and reflected a fair value of $11,014,711 at December 31, 2002. The Company held no marketable securities at December 31, 2001.

      Other Assets:

            Included in other assets are deferred charges and deferred rental income. Deferred charges are costs incurred in connection with mortgage note financing and refinancing and are deferred and amortized over the terms of

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
            the mortgages and included in interest expense in the accompanying consolidated financial statements. Deferred rental income is the aggregate difference between scheduled rents that vary during the lease term and income recognized on a straight-line basis.

      Derivative Instruments:

            Statement of Financial Accounting Standards ("SFAS") No. 133. "Accounting for Derivative Instruments and Hedging Activities" became effective in 2001 and established accounting and reporting standards for derivative instruments. Certain stock warrants which were granted to the Company by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because such stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS No. 133, changes in the fair value of such derivative instruments as determined using an option pricing model are recognized currently in earnings as gains or losses. For the year ended December 31, 2001, the Company recognized an unrealized gain on warrants of $2,128,000. All warrants which met the definition of derivative instruments and were accounted for under SFAS No. 133 were sold in 2002. The Company also holds certain stock warrants which are not defined as derivative instruments and have been recorded at nominal values. The Company has only recognized unrealized gains or losses on stock warrants that are derivative instruments.

            In 2002, the Company was required to enter into an interest rate cap agreement with a notional amount of $6,750,000, a strike of 8% based on the one-month London Inter-Bank Offered Rate and a maturity of April 1, 2005. The Company paid $36,000 to enter into the agreement and the cost is being charged to interest expense over the life of the contract. To determine the fair value of this derivative instrument, the Company uses an options pricing model and assumptions that are based on market conditions and risks existing at each balance sheet date. The estimated fair value of the interest rate cap at December 31, 2002 was $1,389. The interest rate cap is marked to market but did not meet the criteria to qualify for hedge accounting and, therefore, the change in the fair value of the interest rate cap of $34,611 has been charged to earnings for the year ended December 31, 2002.

      Treasury Stock:

            Treasury stock is recorded at cost.

      Offering Costs:

            Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholders' equity upon the issuance of shares.

      Federal Income Taxes:

            The Company is qualified as a real estate investment trust ("REIT") as of December 31, 2002 as defined under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 90% of its REIT taxable income to its shareholders and meets certain other conditions.

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

            Basic and diluted earnings per share were calculated as follows:

                                                                                Year ended December 31,
                                                                                -----------------------
                                                                        2002            2001            2000
                                                                        ----            ----            ----
            Income from continuing operations before (loss) gain
                on sale of real estate, net                         $ 18,280,949    $ 14,801,103    $ 15,852,426
            Loss (gain) on sale of real estate, net                     (167,403)      1,048,335          24,269
                                                                    ------------    ------------    ------------
            Income from continuing operations                         18,113,546      15,849,438      15,876,695
            Discontinued operations                                   (1,489,456)       (483,310)       (499,967)
            Extraordinary charge                                      (3,145,089)             --              --
                                                                    ------------    ------------    ------------
            Net income                                              $ 13,479,001    $ 15,366,128    $ 15,376,728
                                                                    ============    ============    ============

            Weighted average shares - basic                           26,032,753      22,105,243      21,916,934
            Effect of dilutive securities:  Stock warrants               563,681         354,895         354,895
                                                                    ------------    ------------    ------------
            Weighted average shares - diluted                         26,596,434      22,460,138      22,271,829
                                                                    ============    ============    ============

            Basic earnings per share from
                continuing operations                               $        .70    $        .72    $        .72
            Discontinued operations                                         (.06)           (.02)           (.02)
            Extraordinary charge                                            (.12)             --              --
                                                                    ------------    ------------    ------------
            Basic earnings per share                                $        .52    $        .70    $        .70
                                                                    ============    ============    ============

            Diluted earnings per share from continuing operations   $        .68    $        .70    $        .71
            Discontinued operations                                         (.06)           (.02)           (.02)
            Extraordinary charge                                            (.11)             --              --
                                                                    ------------    ------------    ------------
            Diluted earnings per share                              $        .51    $        .68    $        .69
                                                                    ============    ============    ============

      Operating Segments:

            Accounting standards have been established for the way public business enterprises report selected information about operating segments and guidelines for defining the operating segment of an enterprise. Based on the standards' definition, the Company has reported its real estate operations both domestically and internationally (see Note 15).

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

3.    Business Combination with Corporate Property Associates 10 Incorporated:

            On May 1, 2002, the Company and Corporate Property Associates 10 Incorporated (CPA(R):10"), a real estate investment trust managed by
            W. P. Carey & Co. LLC, completed a merger of CPA(R):10 with and into the Company pursuant to a Merger Agreement dated December 14, 2001. Under the terms of the merger, the Company is the surviving company. The total purchase price was $87,232,302, including transaction costs of $947,288. CPA(R):10 shareholders had the option of receiving either 0.8445 of a share of newly issued Company common stock for each CPA(R):10 common share that he or she owned or a promissory note bearing interest at the annual rate of 4% payable on or before December 31, 2004 for $11.23 per share of CPA(R):10 common stock. The exchange ratio for issuing shares of the Company to CPA(R):10 shareholders was determined based on independent valuations of each company. Shareholders holding 6,513,217 shares of CPA(R):10 common stock received 5,500,412 shares of

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

            Company common stock ($73,155,478 according to the independent appraisal performed in connection with the transaction) and shareholders representing 1,045,315 shares of CPA(R):10 common stock elected to receive promissory notes with a total principal amount of $11,738,888. On December 27, 2002, the Company paid off the promissory notes at par. Shareholders holding 158,004 shares of CPA(R):10 common stock elected not to participate and their shares were redeemed for $1,774,385.

            The Company has accounted for the merger under the purchase method of accounting (see the accompanying Consolidated Statements of Cash Flows in the accompanying consolidated financial statements). The purchase price has been allocated to the assets and liabilities acquired based upon their fair values. The assets acquired consisted primarily of commercial real estate properties net leased to single corporate tenants and an interest in a real estate investment trust, Marcourt Investments, Inc. ("Marcourt"), that owns property net leased to a single tenant. The Company owned an approximate 23% interest in Marcourt prior to the acquisition of CPA(R):10. The liabilities acquired consisted primarily of limited recourse mortgage obligations and notes issued to former CPA(R):10 shareholders who elected not to receive shares of the Company. Differences between the fair value of mortgages and notes payable and the stated amounts of such obligations are being amortized as an adjustment to interest expense over the remaining term of each obligation. The fair value of real estate and equity investment was based on independent appraisals. The fair value of mortgages and notes payable was determined by discounting the future cash flows using market rates as of the date of the merger.

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

4.    Mortgage Financing Through Loan Securitization:

            On August 28, 2002, The Company and three affiliates, W.P. Carey & Co. LLC ("W. P. Carey"), Corporate Property Associates 12 Incorporated ("CPA(R):12") and Corporate Property Associates 14 Incorporated obtained an aggregate of approximately $172,335,000 of limited recourse mortgage financing on 62 leased properties. The lender pooled the loans into a trust, Carey Commercial Mortgage Trust, a non-affiliate, whose assets consist solely of the loans and sold the loans, as collateralized mortgage obligations in a private placement to institutional investors (the "Offered Interests"). The Company and the three affiliates agreed to acquire a separate class of interests in the trust (the "CPA(R) Interests"). The amount of CPA(R) Interests acquired by the Company was proportional to the mortgage amounts obtained.

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

            The CPA(R) Interests were purchased for $24,128,739 of which the Company's share was $10,616,645, or 44% and are comprised of two components, a component that will receive payments of principal and interest and a component that will receive payments of interest only. The CPA(R) Interests are subordinated to the Offered Interests and will be payable only when and if all distributions to the Offered Interests are current. The assumed final distribution date for the CPA(R) Interests is June 30, 2012. The distributions to the CPA(R) Interests do not have a stated rate of interest and will be affected by any shortfall in rents received from lessees or defaults at the mortgaged properties. As of the purchase date, the Company's cost basis attributable to the principal and interest and interest only components was $6,357,765 and $4,258,880, respectively. Over the term of its ownership interest in the CPA(R) Interests, the value of the interest only component will fully amortize to $0 and the principal and interest component will amortize to its anticipated face value of its share in the underlying mortgages

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

            ($10,616,645). For financial reporting purposes, the effect of such amortization will be reflected in interest income. Interest income, including all related amortization, will be recognized using an effective interest method.

            The Company is accounting for its interest in the CPA(R) Interests as an available-for-sale security and it is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of December 31, 2002, the fair value of the Company's CPA(R) Interests was $11,014,711, reflecting an unrealized gain of $451,732 and amortization of $53,666. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

            The Company obtained new mortgage financing of $83,666,787 of which approximately $33,486,400 was used to payoff existing loans. In connection with paying off the loans, the Company incurred prepayment charges of $1,352,994. After paying off the loans, incurring costs in connection with obtaining the new mortgages, distributing $2,734,951 to two equity interests and purchasing its CPA(R) Interest in the trust, the Company retained cash of approximately $30,690,000. The loans which were paid off bore interest at annual rates ranging from 8.125% to 11%.

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

            The key variable in determining the fair value of the CPA(R) Interests is current interest rates. As required by SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the CPA(R) Interests based on adverse changes in the market interest rates of 1% and 2% is as follows:

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                                                        Actual          1% Adverse Change    2% Adverse Change
                                                                        ------          -----------------    -----------------
         Interest rate                                                   7.5%                  8.5%                9.5%
         Fair value of CPA(R) Interests                              $11,014,711           $10,470,909          $9,965,417

            The above sensitivity is hypothetical and changes in fair value based on a 1% or 2% variation should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

5.    Transactions with Related Parties:

            In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and the Advisor provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1/% of Average Invested Assets as defined in the Advisory Agreement. The performance fee is subordinated to the Preferred Return, a cumulative non-compounded dividend return of 7% (based on an initial issuance of shares at $10). The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $3,343,870, $2,753,759 and $2,761,896 in 2002, 2001, and 2000 respectively, with performance fees in like amount. The Company incurred personnel reimbursements of $1,509,832, $1,161,996 and $1,107,736 in 2002,
            2001, and 2000, respectively.

            Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties and refinancing of mortgages. For transactions and refinancings that were completed in 2002, 2001 and 2000, fees were $654,632, $60,625 and $625,468, respectively.

            The Advisor is obligated to reimburse the Company for the amount by which operating expenses of the Company exceeds the 2%/25% Guidelines (the greater of 2% of Average Invested Assets or 25% of Net Income) as defined in the Advisory Agreement for any twelve-month period. If in any year the operating expenses of the Company exceed the 2%/25% Guidelines, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. Only if the Independent Directors find that such excess expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the Advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that such reimbursement would not cause the Company's operating expenses to exceed this limit in any such year. Charges related to asset impairment, bankruptcy of lessees, lease payment defaults, extinguishment of debt or uninsured losses are generally not considered unusual and nonrecurring. A determination that a charge is unusual and nonrecurring, such as the costs of significant litigation that are not associated with day-to day operations, or uninsured losses that are beyond the size or scope of the usual course of business based on the event history and experience of the Advisor and Independent Directors, is made at the sole discretion of the Independent Directors. The Company will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. The operating expenses of the Company have not exceeded the amount that would require the Advisor to reimburse the Company.

            The Advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the Advisory Agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% (based on an initial share price of $10) since the inception of the Company. The Advisor's interest in such disposition fees amounts to $1,001,865 as of December 31, 2002. Payment of such amount, however, cannot be made until the subordination provisions are met. Management has concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in due to affiliates in the accompanying consolidated financial statements.

            The Company owns interests in limited partnerships and limited liability companies which range from 33.33% to 63% and a jointly-controlled 50% tenancy-in-common interest in a property with the remaining interests held by

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
            affiliates. Controlling interests in jointly-owned entities are consolidated and non-controlled interests in which the Company has a significant interest are accounted for under the equity method of accounting.

            The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred in 2002, 2001, 2000 were $286,796, $205,366, and $167,458 respectively. The Company's current share of future minimum lease payments is $775,729 through 2006.

            In 1997, the Company's shareholders approved a proposal to grant warrants for the Company's common stock in lieu of cash compensation in consideration for raising capital in a private placement to institutional investors. Under the plan, W. P. Carey & Co., Inc. was granted, subject to the approval of the Company's Board of Directors, 3,956,447 warrants at exercise prices ranging from $10 to $12.80 per share. The warrants are exercisable over a ten-year period.

6.    Real Estate Leased to Others Accounted for Under the Operating Method:

            Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases amount to approximately $35,824,000 in 2003; $35,158,000 in 2004; $33,364,000 in 2005; $32,552,000 in
            2006; $30,728,000 in 2007 and aggregate approximately $361,029,000 through 2020.

            Contingent rents (including percentage rents and CPI-based increases) were approximately $1,573,000, $1,731,000 and $1,134,000 in 2002, 2001 and 2000, respectively.

7.    Net Investment in Direct Financing Leases:

            Net investment in direct financing leases is summarized as follows:

                                                        December 31,
                                                        ------------
                                                     2002           2001
                                                     ----           ----
            Minimum lease payments receivable   $230,082,139   $180,076,202
            Unguaranteed residual value          131,359,885     99,322,325
                                                ------------   ------------
                                                 361,442,024    279,398,527
            Less: unearned income                227,486,469    177,900,492
                                                ------------   ------------
                                                $133,955,555   $101,498,035
                                                ============   ============

            Scheduled future minimum rents, exclusive of renewals, under non-cancelable direct financing leases amount to approximately $15,418,000 in 2003; $15,629,000 in 2004; $15,721,000 in 2005;
            $15,710,000 in 2006; $25,710,000 in 2007 and aggregate approximately
            $230,082,000 through 2024.

            Contingent rents (including CPI-based increases) were approximately $752,000, $473,000 and $425,000 and in 2002, 2001 and 2000,
            respectively.

8.    Mortgage Notes Payable:

            Mortgage notes payable, all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of approximately $404,981,000. As of December 31, 2002, mortgage notes payable had fixed interest rates ranging from 6.950% to 10.00% per annum and variable interest rates ranging from 5.438% to 9.625%.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

            Scheduled principal payments during each of the five years following December 31, 2002 and thereafter are as follows:

           Year Ending December 31,    Total Debt          Fixed Rate Debt      Variable Rate Debt
           ------------------------    ----------          ---------------      ------------------
                 2003                  $ 15,436,228         $ 13,944,493           $ 1,491,735
                 2004                    18,885,949           14,635,056             4,250,893
                 2005                    11,544,584            7,515,034             4,029,550
                 2006                     5,039,522            4,834,322               205,200
                 2007                    14,975,202           14,718,702               256,500
                 Thereafter             185,698,094          178,307,590             7,390,504
                                       ------------         ------------           -----------
                    Total              $251,579,579         $233,955,197           $17,624,382
                                       ============         ============           ===========

            Interest paid, excluding capitalized interest, was $15,769,528, $13,875,312 and $13,876,301 in 2002, 2001 and 2000, respectively.
            Capitalized interest was $327,477 and $235,515 in 2002 and 2001, respectively. No interest was capitalized in 2000.

9.    Dividends:

            Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the years ended December 31, 2002, 2001 and 2000, dividends paid per share were reported as follows for tax purposes:

                                  2002       2001       2000
                                  ----       ----       ----
            Ordinary income     $    .48   $    .59   $    .61
            Capital gains             --        .05         --
            Return of capital        .37        .20        .22
                                --------   --------   --------
                                $    .85   $    .84   $    .83
                                ========   ========   ========

            A dividend of $.2133 per share for the quarter ended December 31, 2002 ($5,938,632) was declared in December 2002 and paid in January 2003.

10.   Lease Revenues:

            The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues are as follows:

                                                                    2002            2001            2000
                                                                    ----            ----            ----
            Per Statements of Income:
                Rental income from operating leases            $ 33,941,070    $ 28,214,756    $ 27,633,916
                Interest income from direct financing leases     14,645,638      12,372,019      12,306,721
            Adjustments:
                Share of leasing revenues applicable to
                   minority interest                             (4,040,861)     (1,760,787)     (1,770,596)
                Share of leasing revenues from equity
                   investments                                   16,185,418      12,076,852      11,611,950
                                                               ------------    ------------    ------------
                                                               $ 60,731,265    $ 50,902,840    $ 49,781,991
                                                               ============    ============    ============

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

            The Company earned its share of net leasing revenues in 2002, 2001 and 2000 from its direct and indirect ownership of real estate from the following lease obligors:

                                                       2002       %           2001      %           2000      %
                                                   -----------   ---    -----------    ---    -----------    ---
            Marriott International, Inc.(1)        $ 7,237,343    12%   $ 4,510,253      9%   $ 4,466,178      9%
            Omnicom Group, Inc.                      4,290,542     7      4,265,378      8      4,265,378      9
            Advanced Micro Devices, Inc.(1)          3,258,938     5      3,048,500      6      3,048,500      6
            Best Buy Co., Inc.(2)                    2,979,273     5      2,998,098      6      3,014,798      6
            Electronic Data Systems Corporation      2,872,979     5      2,466,762      5      2,358,928      5
            Information Resources, Inc.(3)           2,278,701     4             --     --             --     --
            Big V Holding Corp.(2)                   2,086,778     4      2,068,860      4      2,052,967      4
            Lucent Technologies, Inc.                1,989,685     3      1,852,829      3      1,852,829      4
            UTI Holdings, Inc.                       1,767,869     3      1,615,056      3      1,252,252      2
            Garden Ridge Corporation                 1,581,820     3      1,546,281      3      1,496,217      3
            Titan Corporation(3)                     1,484,449     3             --     --             --     --
            Sicor, Inc.(1)                           1,472,736     2      1,472,736      3      1,472,736      3
            Merit Medical Systems, Inc.              1,465,404     2      1,465,404      3      1,451,894      3
            The Upper Deck Company(1)                1,452,220     2      1,419,134      3      1,319,875      3
            Barnes & Noble, Inc.                     1,450,536     2      1,431,117      3      1,413,962      3
            Q Clubs, Inc.                            1,448,279     2      1,407,393      3      1,343,372      3
            Compucom Systems, Inc.(1)                1,382,199     2      1,304,666      2      1,304,666      3
            Del Monte Corporation(1), (4)            1,381,982     2      1,286,250      2      1,286,250      2
            Michigan Mutual Insurance Company        1,363,031     2      1,362,959      3      1,362,893      3
            Plexus Corp.                             1,268,693     2      1,268,693      2      1,212,504      2
            Bell Sports, Inc.                        1,175,071     2      1,146,221      2      1,108,341      2
            Environworks, Inc.                       1,161,274     2             --     --             --     --
            New Wai, L.P. / Warehouse Associates     1,146,709     2             --     --             --     --
            Childtime Childcare, Inc.(3)             1,137,763     2        648,892      1        628,871      1
            Detroit Diesel Corporation                 908,037     2        897,934      2        868,239      2
            Gloystarne & Co., Inc.                     902,164     2        827,633      2        836,652      2
            PSC Scanning, Inc.                         881,186     1        862,833      2        835,221      2
            Custom Food Products, Inc.                 873,929     1        855,484      2        833,046      2
            Humco Holding Group                        849,853     1        845,727      2        825,100      2
            Nicholson Warehouse L.P.                   805,353     1        808,069      2        815,414      2
            GATX Logistics, Inc.                       794,893     1        794,893      2        794,893      1
            Hibbett Sporting Goods, Inc.               784,224     1        777,015      2        740,972      1
            Superior Telecommunications, Inc.          642,568     1        648,745      1        647,092      1
            ISA International plc                      593,989     1        569,317      1        479,941     --
            Petsmart, Inc.                             521,598     1        514,716      1        505,586      1
            Other(5)                                 3,039,197     7      3,914,992      7      3,886,424      8
                                                   -----------   ---    -----------    ---    -----------    ---
                                                   $60,731,265   100%   $50,902,840    100%   $49,781,991    100%
                                                   ===========   ===    ===========    ===    -----------    ===

      (1) Represents the Company's proportionate share of revenues from its equity investment.

      (2)   Net of amount applicable to CPA(R):12's minority interest.

      (3) Net of amount applicable to W. P. Carey & Co. LLC's minority interest.

      (4) As of October 1, 2001, interest in these properties were transferred to a limited liability company and are accounted for under the equity method.

      (5) Net of ground lease rental expense of approximately $133,000, $80,000 and $74,000 in 2002, 2001 and 2000, respectively.

11.   Equity Investments:

            The Company owns a 47.3% interest in Marcourt Investments, Inc. ("Marcourt"), a real estate investment trust which net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc. with the remaining interests owned by a non-affiliate. The Company also owns interests with affiliates in properties leased to corporations through equity interests in various partnerships and limited liability companies and a tenancy-in-common interest subject to joint control. The ownership interests range from 33.33% to 50%, and the underlying

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
            investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Sicor Inc., The Upper Deck Company, Advanced Micro Devices, Inc., Compucom Systems, Inc. and Del Monte Corporation.

            Distributions and allocations of income or loss from equity investees are based on ownership percentages and no fees are paid by the Company or the partnerships to any of the general partners of the limited partnerships.

            Summarized combined financial information of the Company's equity investees is as follows:

            (In thousands)                                               December 31,
                                                                         ------------
                                                                       2002       2001
                                                                       ----       ----
            Assets (primarily real estate)                           $343,846   $347,429
            Liabilities (primarily limited recourse mortgage notes
               payable)                                               212,820    220,750
            Capital                                                   131,026    126,679

            (In thousands)                                    Year Ended December 31,
                                                            ---------------------------
                                                               2002      2001      2000
                                                            -------   -------   -------
            Revenues (primarily rental revenues)            $42,026   $38,667   $37,533
            Expenses (primarily interest on mortgages and
               depreciation)                                 21,285    21,031    21,159
                                                            -------   -------   -------
            Net income                                      $20,741   $17,636   $16,374
                                                            =======   =======   =======

12.   Gains (Losses) on Sale of Real Estate and Securities:

            2002

            In December 2002, the Company sold a vacant property in Farmingdale, New York formerly leased to Waban, Inc. ("Waban") for $6,743,251 and recognized a loss on sale of $167,403. In 2001, in connection with the proposed sale, the property was written down to its estimated fair value and an impairment charge of $2,300,000 was recognized. As of December 31, 2001, the $6,910,554 carrying value of the Waban property was classified as held for sale, and the property was subsequently sold in December 2002. The Waban property generated operating losses of $831,494 in 2002 and operating income of $440,005 in 2001. The reclassification to assets held for sale was effective as of December 31, 2001, and, therefore, such reclassification had no effect on depreciation expense in 2001. The effect of suspending depreciation expense in 2002 as a result of reclassification as a held for sale asset was $89,039.

            In May 2002 the Company sold a property in Little Rock, Arkansas leased to Affiliated Southwest, Inc for $297,452 and recognized a gain of $8,874.

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

            2001

            In September 2001, the Company sold six retail properties leased to Wal-Mart Stores, Inc. for $7,445,932, net of costs, and realized a gain on sale of $1,086,755.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

            In June 2001, the Company sold its interest in a vacant property in Texarkana, Arkansas for $609,161, net of closing costs, and incurred a realized loss of $38,420 on the sale. An impairment charge of $143,919 was recognized in 2000 in connection with the agreement to sell the property.

            2000

            The Company sold a vacant property in Clarksdale, Mississippi in March 2000 for a nominal amount. An impairment loss of $412,067 was recognized in 1999 in connection with the agreement to sell the property was recognized in 1999. A gain of $24,269 was realized in connection with the sale.

13.   Discontinued Operations and Impairment Charges:

            In addition to the impairment charges recognized on the Waban and Texarkana properties in 2001 and 2000, respectively, described in
            Note 12, the Company also recognized impairment charges as follows:

            The Company owns a property in Austin, Texas which is held for sale with a carrying value of $2,500,000 as of December 31, 2002 and which it expects to sell within the next twelve months. In connection with an evaluation of the fair value of the property the Company has recognized an impairment charge of $1,090,347 in 2002, included in discontinued operations in the accompanying consolidated financial statements. As a result of classifying the properties as held for sale, no depreciation has been incurred from the date of reclassification. The effect of suspending depreciation expense was $92,316 in 2002 and had no effect in 2001 and 2000.

            The Company owns a property in Maple Heights, Ohio leased to Nicholson Warehouse, L.P. ("Nicholson"). Because of a prolonged weakness in Nicholson's financial condition and the risk that Nicholson will not meet its lease obligations, the Company recorded an impairment charge of $2,000,000 in 2001. An additional impairment charge of $1,550,000 was recorded in 2002.

            In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain or loss on sales of real estate for properties sold or held for sale are to be reflected in the consolidated statements of operations as "Discontinued Operations" for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by the Company's commitment to a plan of disposition after the date it is initially applied (January 1, 2002). The Waban property was held for sale as of December 31, 2001 and, therefore, is not included in discontinued operations.

            As of December 31, 2002, the operations of a vacant property in Austin, Texas which is held for sale and a property in Little Rock, Arkansas which was sold in June 2002 are included as "Discontinued Operations." A summary of Discontinued Operations for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                         2002         2001         2000
                                                                         ----         ----         ----
            Revenues (primarily rental revenues and  miscellaneous
               income)                                                $    11,565    $  15,000    $  15,000
            Expenses (primarily interest on mortgages, depreciation
               and property expenses)                                    (419,548)    (498,310)    (514,967)
            Impairment charge on real estate                           (1,090,347)          --           --
            Gain on sale of real estate                                     8,874           --           --
                                                                      -----------    ---------    ---------
                 Loss from discontinued operations                    $(1,489,456)   $(483,310)   $(499,967)
                                                                      ===========    =========    =========

14.   Extraordinary Charge on Early Extinguishment of Debt:

            In February 2002, the Company paid off a mortgage loan of $25,743,178 on the properties leased to Best Buy, Inc. ("Best Buy") and incurred an extraordinary charge on the early extinguishment of debt of $1,314,422 consisting of a prepayment premium of $2,086,384, net of a minority interest share of $771,962. The Company subsequently obtained new limited recourse mortgage financing on the Best Buy properties of $28,500,000. The new loan

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
            provides for monthly payments of $210,427 at an annual interest rate of 7.49% based on a 25-year amortization schedule and matures in May 2012. The retired loan provided for monthly debt service payments of $291,290.

            The Company paid prepayment premiums of $1,352,995 and wrote off deferred financing costs of $429,261 in connection with paying off $33,486,452 of mortgage loans in connection with the mortgage securitization transaction and the pay off of another mortgage loan in December 2002. Net of amounts applicable to minority interests of $239,391, the Company recognized a charge of $1,542,865.

            In connection with paying off promissory notes that were issued in connection with the merger with CPA(R):10 and had a maturity date of December 31, 2004, the Company incurred a charge on extinguishment of $287,802, representing a noncash charge for the difference between the carrying amount of the notes payable and the par value at which the notes were paid off (see Note 3).

15.   Disclosures About Fair Value of Financial Instruments:

            The Company estimates that the fair value of mortgage notes payable at December 31, 2002 and 2001 was approximately $257,293,000 and $154,249,000 respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with rates which take into account the credit of the tenants and interest rate risks.

16.   Segment Information:

            The Company has determined that it operates in one business segment, real estate operations with domestic and foreign investments. The Company acquired its first foreign real estate investment in December 1999 and currently has investments in the United Kingdom and France.

            For 2002, geographic information for the real estate operations segment is as follows:

                                               Domestic       Foreign     Total Company
                                               --------       -------     -------------
            Revenues                         $ 47,329,003   $ 2,017,014   $ 49,346,017
            Expenses                           36,404,751     1,297,455     37,702,206
            Income from equity investments      8,865,740            --      8,865,740
            Net operating income(1)            17,861,532       578,399     18,439,931
            Total assets                      522,418,896    27,807,999    550,226,895
            Total long-lived assets           475,917,418    25,650,749    501,568,167

            For 2001, geographic information for the real estate operations segment is as follows:

                                               Domestic       Foreign     Total Company
                                               --------       -------     -------------
            Revenues                         $ 39,690,964   $ 1,416,261   $ 41,107,225
            Expenses                           31,687,768     1,282,315     32,970,083
            Income from equity investments      5,411,560            --      5,411,560
            Net operating income(1)            12,534,724       138,379     12,673,103
            Total assets                      346,944,404    22,362,238    369,306,642
            Total long-lived assets           329,060,109    20,146,784    349,206,893

            For 2000, geographic information for the real estate operations segment is as follows:

                                               Domestic       Foreign     Total Company
                                               --------       -------     -------------
            Revenues                         $ 39,289,847   $ 1,327,738   $ 40,617,585
            Expenses                           28,219,390       656,620     28,876,010
            Income from equity investments      4,943,863            --      4,943,863
            Net operating income(1)            15,181,308       671,118     15,852,426
            Total assets                      365,571,046    14,637,575    380,208,621
            Total long-lived assets           355,846,651    14,074,076    369,920,727

            (1) Net operating income (loss) is after minority interest and excludes gains and losses and extraordinary items.

17.   Accounting Pronouncements:

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

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

            SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized but will be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations will only be amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS 142 did not have a material effect on the Company's financial statements.

            In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial statements.

            In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS 144 did not have a material effect on the Company's financial statements; however, the revenues and expenses relating to an asset held for sale or sold must be presented as a discontinued operation for all periods presented.

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

            In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No. 9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
            assets within the scope of SFAS No. 144. The Company does not expect SFAS No. 147 to have a material effect on its financial statements.

            In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The accounting provisions only apply for certain new transactions entered into and existing guarantee contracts modified after December 31, 2002. The adoption of the accounting provisions of FIN 45 is not expected to have a material effect on the Company's financial statements.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The Company does not have any employees nor any stock-based compensation plans.

            On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosures requirements will take effect almost immediately and are required for all financial statements initially issued after January 31, 2003. The Company's maximum loss exposure is the carrying value of its equity investments. The Company is assessing the impact of this interpretation on its accounting for its investments in unconsolidated joint ventures and believes the adoption will not have a material effect on the Company's financial statements.

            8. Selected Quarterly Financial Data (unaudited):

                                                                                 Three Months Ended
                                                March 31, 2002       June 30, 2002         September 30, 2002     December 31, 2002
                                                ----------------   ----------------        ----------------     ----------------
Revenues                                        $      9,722,035   $     12,038,261        $     13,564,194     $     14,021,527
Expenses (1)                                           6,580,796          8,201,473              10,053,258           12,866,679
Income from continuing operations (2)                  4,785,792          5,293,493               5,241,152            2,793,109
Income from continuing operations per share -
    Basic                                                    .22                .20                     .19                  .10
    Diluted                                                  .21                .20                     .18                  .10
Income before extraordinary item (3)                   4,660,055          5,157,576               4,095,987            2,710,472
Income before extraordinary item per share
    Basic                                                    .21                .20                     .15                  .10
    Diluted                                                  .20                .19                     .14                  .10
Net income (4)                                         3,345,634          5,157,576               2,564,760            2,411,031
Net income per share -
    Basic                                                    .15                .20                     .09                  .09
    Diluted                                                  .15                .19                     .09                  .08
Dividends declared per share                               .2127              .2129                   .2131                .2133

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

(1) Includes an impairment loss on real estate of $1,550,000 for the three-month period ended December 31, 2002.

(2) Includes realized and unrealized losses of $135,322, $28,794, $4,645 and $57,624 for the three-month periods ended March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, respectively.

(3) Includes income (loss) from discontinued operations of $2,090, $14,679, $(1,423,588) and $(82,637) for the three-month periods ended March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002,
      respectively.

(4) Includes extraordinary charges on early extinguishment of debt of $1,314,421 and $1,531,227 for the three-month periods ended March 31, 2002 and September 30, 2002, respectively.

                                                                                Three Months Ended

                                                  March 31, 2001   June 30, 2001    September 30, 2001   December 31, 2001
                                                  --------------   -------------    ------------------   -----------------
Revenues                                             $10,325,887     $10,454,781        $10,350,718        $ 9,975,839
Expenses(1)                                            7,227,823       9,917,308          7,363,029          8,461,923
Income from continuing operations (2)                  4,419,547       2,325,113          6,455,937          2,648,841
Income from continuing operations per share -
    Basic                                                    .20             .11                .29                .12
    Diluted                                                  .20             .10                .29                .12
Income before extraordinary item                       4,332,388       2,168,283          6,335,411          2,530,046
Income before extraordinary item per share
    Basic                                                    .20             .10                .29                .11
    Diluted                                                  .19             .10                .28                .11
Net income (3)                                         4,332,388       2,168,283          6,335,411          2,530,046
Net income per share -
    Basic                                                    .20             .10                .29                .11
    Diluted                                                  .19             .10                .28                .11
Dividends declared per share                               .2086           .2120              .2122              .2125

      (1) Includes impairment losses on real estate of $2,300,000 and $2,000,000 for the three-month periods ended June 30, 2001 and December 31, 2001, respectively.

      (2) Includes unrealized gain (loss) of $799,070, $1,378,930 and $(50,000) for the three-month periods ended June 30, 2001, September 30, 2001 and December 31, 2001, respectively, and gain (loss) on sale of real estate of $(38,420) and $1,082,400 for the three-month periods ended June 30, 2001 and September 30, 2001, respectively.

      (3) Includes income (loss) from discontinued operations of $3,120, $3,120, $(370,755) and $(112,555) for the three-month periods ended March 31, 2001, June30, 2001, September 30, 2001 and December 31, 2001, respectively.

19.   Pro Forma Financial Information (unaudited):

            The following consolidated pro forma financial information has been presented as if the merger of CPA(R):10 into the Company had occurred on January 1, 2001 for the years ended December 31, 2002 and 2001. In Management's opinion, all adjustments necessary to reflect the merger and the related issuance of common stock of the Company have been made. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

(in thousands, except per share amounts)
                                                         Years ended December 31,
                                                            2002            2001
                                                         -------         -------
Pro forma total revenues                                 $54,058         $56,682
Income from continuing operations                         20,894          19,798
Pro forma net income                                      15,784          23,055

Pro forma earnings per share:
    Basic:                                                   .83             .57
    Diluted:                                                 .82             .56

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

            The pro forma net income and earnings per share figures for the year ended December 31, 2002 presented above includes a nonrecurring, noncash impairment charge on real estate of $1,550,000, unrealized and realized losses of $326,000, a loss from discontinued operations of $1,489,000 and an extraordinary charge of $3,145,000. The pro forma net income and earnings per share for the year ended December 31, 2001 presented above includes a nonrecurring, non-cash impairment charge on real estate of $4,300,000, unrealized and realized gains of $3,176,000 and a loss from discontinued operations of $483,000.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Shares of the Company. As of December 31, 2002, there were 11,936 holders of record of the Shares of the Company.

The Company is required to distribute annually at least 90% of its Distributable REIT taxable income to maintain its status as a REIT. Quarterly dividends paid by the Company since December 31, 1999 are as follows:

                        Cash Dividends Paid Per Share
                      -----------------------------
                     2002          2001          2000
                     ----          ----          ----
First quarter    $    .21250   $    .20840   $    .20760
Second quarter        .21270        .20860        .20780
Third quarter         .21290        .21200        .20800
Fourth quarter        .21310        .21220        .20820
                 -----------   -----------   -----------
                 $    .85120   $    .84120   $    .83160
                 ===========   ===========   ===========


REPORT ON FORM 10-K

The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K ("10-K") for the year ended December 31, 2002 as filed with the Securities and Exchange Commission ("SEC"). The 10-K may also be obtained through the SEC's EDGAR database at www.sec.gov.