Form 10-Q
period 2003-03-31
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2003-05-14
CIK 873394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                         COMMISSION FILE NUMBER: 0-20016

                            -------------------------

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                                  13-3602400
       (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

         50 ROCKEFELLER PLAZA                              10020
       NEW YORK, NEW YORK 10020                          (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920
                                 (212) 492-1100

                            -------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE

                            -------------------------

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].

CIP(R) has no active market for common stock at May 12, 2003.

CIP(R) has 27,931,302 shares of common stock, $.001 par value outstanding at May 12, 2003.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                      INDEX

                                                                                             Page No.
                                                                                             --------
PART I

Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets, as of March 31, 2003
               and December 31, 2002                                                              2

               Condensed Consolidated Statements of Income for the three
               months ended March 31, 2003 and 2002                                               3

               Condensed Consolidated Statements of Comprehensive Income
               for the three ended March 31, 2003 and 2002                                        4

               Condensed Consolidated Statements of Cash Flows for the three months
               ended March 31, 2003 and 2002                                                      5

               Notes to Condensed Consolidated Financial Statements                            6-11

Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                            12-18

Item 3. - Quantitative and Qualitative Disclosures About Market Risk                             19

Item 4. - Controls and Procedures                                                                19

PART II - Other Information

Item 4. -  Submission of Matters to a Vote of Security Holders                                   20

Item 6. -  Exhibits and Reports on Form 8-K                                                      20

Signatures                                                                                       21

Certifications                                                                                22-23

* The summarized condensed financial statements contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                March 31, 2003   December 31, 2002
                                                                                --------------   -----------------
                                                                                  (Unaudited)         (Note)
                                                                                  -----------         ------
         ASSETS:

Land and buildings, net of accumulated depreciation of $32,337,437 at
   March 31, 2003 and $30,938,834 at December 31, 2002                            $304,482,241      $300,808,511
Net investment in direct financing leases                                          130,329,327       133,955,555
Real estate under construction                                                               -         5,725,416
Assets held for sale                                                                 7,696,775         2,500,000
Equity investments                                                                  59,510,538        58,578,685
cash and cash equivalents                                                           23,529,169        25,782,304
Marketable securities                                                               11,430,368        11,014,711
Other assets                                                                        12,395,675        11,861,713
                                                                                  ------------      ------------
         Total assets                                                             $549,374,093      $550,226,895
                                                                                  ============      ============

         LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                           $246,433,620      $251,579,579
Limited recourse mortgage note payable on asset held for sale                        3,033,792                 -
Accrued interest                                                                     1,771,936         1,550,184
Accounts payable and accrued expenses                                                1,512,548         1,832,633
Due to affiliates                                                                    2,424,610         2,552,528
Dividends payable                                                                    5,962,026         5,938,632
Other liabilities                                                                    6,069,440         6,259,707
                                                                                  ------------      ------------
         Total liabilities                                                         267,207,972       269,713,263
                                                                                  ------------      ------------

Minority interest                                                                   14,010,318        13,703,146
                                                                                  ------------      ------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares; 28,932,887 and
   28,833,385 shares issued and outstanding at March
   31, 2003 and December 31, 2002                                                       28,933            28,833
Additional paid-in capital                                                         310,032,633       308,659,610
Dividends in excess of accumulated earnings                                        (31,702,733)      (31,519,364)
Accumulated other comprehensive income                                               1,493,422           956,456
                                                                                  ------------      ------------
                                                                                   279,852,255       278,125,535
Less, common stock in treasury at cost, 1,014,498 and 984,755 shares
   at March 31, 2003 and December 31, 2002                                         (11,696,452)      (11,315,049)
                                                                                  ------------      ------------
         Total shareholders' equity                                                268,155,803       266,810,486
                                                                                  ------------      ------------
         Total liabilities, minority interest and shareholders' equity            $549,374,093      $550,226,895
                                                                                  ============      ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                             2003            2002
                                                                                         ------------    ------------
Revenues:
  Rental income                                                                          $  9,494,659    $  6,605,689
  Interest income from direct financing leases                                              3,871,842       2,842,033
  Interest and other income                                                                   514,617          34,204
                                                                                         ------------    ------------
                                                                                           13,881,118       9,481,926
                                                                                         ------------    ------------

Expenses:
  Interest                                                                                  4,888,459       2,962,620
  Depreciation                                                                              1,710,283       1,118,597
  General and administrative                                                                  991,807         809,847
  Property expenses                                                                         2,243,500       1,474,079
  Impairment charge on real estate                                                            674,370               -
  Charge on early extinguishment of debt                                                            -       2,086,383
                                                                                         ------------    ------------
                                                                                           10,508,419       8,451,526
                                                                                         ------------    ------------

     Income from continuing operations before minority interest, income from
       equity investments and gains and losses                                              3,372,699       1,030,400

Minority interest in (income) loss, including charge on early extinguishment of
     debt of $771,962 in 2002                                                                (755,715)        525,422
Income from equity investments                                                              3,005,065       1,898,588
                                                                                         ------------    ------------

     Income from continuing operations before gains and losses                              5,622,049       3,454,410

Unrealized loss on interest rate cap derivative instrument                                       (918)              -
Reversal of unrealized gain on warrants in connection with disposition                              -      (2,128,000)
Gain on sale of warrants, net                                                                       -       1,992,678
                                                                                         ------------    ------------

     Income from continuing operations                                                      5,621,131       3,319,088

Income from operations of discontinued properties                                             155,650          26,546
                                                                                         ------------    ------------

     Net income                                                                          $  5,776,781    $  3,345,634
                                                                                         ============    ============

Basic earnings per share:
     Income from continuing operations                                                   $        .20    $        .15
     Discontinued operations                                                                      .01               -
                                                                                         ------------    ------------
         Net income                                                                      $        .21    $        .15
                                                                                         ============    ============

Diluted earnings per share:
     Income from continuing operations                                                   $        .19    $        .15
     Discontinued operations                                                                      .01               -
                                                                                         ------------    ------------
         Net income                                                                      $        .20    $        .15
                                                                                         ============    ============

Weighted average common shares outstanding-basic                                           27,895,272      22,236,523
                                                                                         ============    ============

Weighted average common shares outstanding-diluted                                         28,458,953      22,800,204
                                                                                         ============    ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                       2003          2002
                                                                       ----          ----
Net income                                                         $ 5,776,781   $ 3,345,634
                                                                   -----------   -----------

Other comprehensive income (loss):

   Change in unrealized appreciation of marketable securities          463,396             -
   Change in foreign currency translation adjustment                    73,570      (145,490)
                                                                   -----------   -----------

Other comprehensive income (loss)                                      536,966      (145,490)
                                                                   -----------   -----------

   Comprehensive income                                            $ 6,313,747   $ 3,200,144
                                                                   ===========   ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                            2003            2002
                                                                                        ------------    ------------
Cash flows from operating activities:
   Net income                                                                           $  5,776,781    $  3,345,634
   Adjustments to reconcile net income to net cash provided by continuing operations:
     Income from discontinued operations                                                    (155,650)        (26,546)
     Depreciation and amortization                                                         1,974,135       1,175,457
     Income from equity investments in excess of distributions received                   (1,058,607)       (495,459)
     Extraordinary charge on extinguishment of debt, net of minority interest                      -       1,314,421
     Minority interest in income                                                             755,715         246,540
     Straight-line rent adjustments                                                         (325,024)       (302,949)
     Reversal of unrealized gain on warrants in connection with disposition                        -       2,128,000
     Gain on sale of warrants                                                                      -      (1,992,678)
     Impairment charge on real estate                                                        674,370               -
     Issuance of shares in satisfaction of performance fees                                  899,243         678,313
     Net change in operating assets and liabilities                                       (1,055,535)     (1,030,352)
                                                                                        ------------    ------------
     Net cash provided by continuing operations                                            7,485,428       5,040,381
     Net cash provided by discontinued operations                                            164,708         140,660
     Prepayment premium on extinguishment of debt                                                  -      (2,086,383)
                                                                                        ------------    ------------
        Net cash provided by operating activities                                          7,650,136       3,094,658
                                                                                        ------------    ------------

Cash flows from investing activities:
     Equity distributions received in excess of equity income                                126,754         302,671
     Payment of leasing costs                                                                      -        (244,237)
     Acquisition of real estate and additional capitalized costs                          (1,508,209)     (2,453,082)
     Costs incurred in connection with acquisition of business operations                          -        (503,041)
     Proceeds from sale of securities, warrants and real estate                                    -       1,992,678
                                                                                        ------------    ------------
        Net cash used in investing activities                                             (1,381,455)       (905,011)
                                                                                        ------------    ------------

Cash flows from financing activities:
     Dividends paid                                                                       (5,936,756)     (4,714,132)
     Prepayment of mortgage payable                                                       (1,264,892)    (29,762,278)
     Mortgage principal payments                                                          (1,531,747)       (957,624)
     Proceeds from mortgages                                                                 582,522      36,460,999
     Proceeds from stock issuance                                                            473,880         215,683
     Distributions to minority partners                                                     (520,684)       (179,854)
     Contributions from minority partners                                                     77,903         211,255
     Payment of financing costs                                                                    -        (697,371)
     Purchase of treasury stock                                                             (381,403)       (456,973)
                                                                                        ------------    ------------
        Net cash (used in) provided by financing activities                               (8,501,177)        119,705
                                                                                        ------------    ------------

        Effect of exchange rate changes on cash                                              (20,639)          2,354
                                                                                        ------------    ------------

        Net (decrease) increase in cash and cash equivalents                              (2,253,135)      2,311,706

Cash and cash equivalents, beginning of period                                            25,782,304       7,388,480
                                                                                        ------------    ------------

        Cash and cash equivalents, end of period                                        $ 23,529,169    $  9,700,186
                                                                                        ============    ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Carey Institutional Properties Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior year amounts have been reclassified to conform to current year financial statement presentation.

Note 2.  Interest in Mortgage Loan Securitization:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust mortgage securitization as an available-for-sale security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of March 31, 2003, the fair value of the Company's interest was $11,430,368, reflecting an aggregate unrealized gain of $915,128 and cumulative net amortization of $101,405 ($47,739 for the three months ended March 31, 2003). The fair value of the Company's interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

The key variable in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the interest based on adverse changes in the market interest rates of 1% and 2% is as follows:

                                                      Actual         1% Adverse Change    2% Adverse Change
                                                      ------         -----------------    -----------------
Interest rate                                              7.5%                 8.5%                  9.5%
Fair value of the interests                        $11,430,368          $10,864,344           $10,337,971

The above sensitivity is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

Note 3.  Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month periods ended March 31, 2003 and 2002 were calculated as follows:

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                          2003          2002
                                                      -----------   -----------
Income from continuing operations                     $ 5,621,131   $ 3,319,088
Discontinued operations                                   155,650        26,546
                                                      -----------   -----------
Net income                                            $ 5,776,781   $ 3,345,634
                                                      ===========   ===========

Weighted average shares - basic                        27,895,272    22,236,523
Effect of dilutive securities: Stock warrants             563,681       563,681
                                                      -----------   -----------
Weighted average shares - diluted                      28,458,953    22,800,204
                                                      ===========   ===========

Basic earnings per share from continuing operations   $       .20   $       .15
Discontinued operations                                       .01             -
                                                      -----------   -----------
Basic earnings per share                              $       .21   $       .15
                                                      ===========   ===========

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           2003           2002
                                                           ----           ----
Diluted earnings per share from continuing operations      $.19           $.15
Discontinued operations                                     .01              -
                                                           ----           ----
Diluted earnings per share                                 $.20           $.15
                                                           ====           ====

Note 4.  Transactions with Related Parties:

In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and the Advisor, Carey Asset Management Corp, a wholly-owned subsidiary of W. P. Carey & Co. LLC, provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1/% of Average Invested Assets as defined in the Advisory Agreement. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $893,696 and $703,750 for the three months ended March 31, 2003 and 2002, respectively, with performance fees in like amount. The Company incurred personnel cost reimbursements of $412,066 and $287,514 for the three months ended March 31, 2003 and 2002, respectively.

Note 5.  Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the three-month periods ended March 31, 2003 and 2002 are as follows:

                                                 2003            2002
                                             ------------    ------------
Per Statements of Income:
    Rental income from operating leases      $  9,494,659    $  6,605,689
    Interest from direct financing leases       3,871,842       2,842,033

Adjustments:
    Share of leasing revenue applicable to
       minority interest                       (1,420,591)       (439,121)
    Share of leasing revenue from equity
       investments                              4,870,418       3,677,379
                                             ------------    ------------
                                             $ 16,816,328    $ 12,685,980
                                             ============    ============

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

For the three-month periods ended March 31, 2003 and 2002, the Company earned its net lease revenues from its investments as follows:

                                                             2003             %               2002           %
                                                             ----            ---              ----          ---
Marriott International, Inc. (a)                         $ 2,575,268          15%          $ 1,482,188       11%
Omnicom Group, Inc.                                        1,091,509           7             1,066,344        8
Information Resources, Inc. (b)                              870,827           5                     -        -
Advanced Micro Devices, Inc. (a)                             814,734           5               814,734        6
Electronic Data Systems Corporation                          751,732           5               635,947        5
Best Buy Co., Inc. (b)                                       742,699           4               747,693        6
Titan Corporation (b)                                        556,668           3                     -        -
Lucent Technologies, Inc.                                    508,826           3               463,207        4
ShopRite Supermarkets, Inc. (b)                              468,567           3               463,742        4
UTI Holdings, Inc.                                           437,396           3               419,111        3
EnviroWorks, Inc.                                            435,478           3                     -        -
New WAI, L.P./Warehouse Associates                           430,016           3                     -        -
Garden Ridge, Inc.                                           401,801           2               386,570        3
Sicor, Inc. (a)                                              395,921           2               368,184        3
Q Clubs, Inc.                                                370,904           2               355,049        3
Del Monte Corporation (a)                                    369,429           2               323,051        2
Merit Medical Systems, Inc.                                  366,351           2               366,351        3
Barnes & Noble, Inc.                                         365,969           2               360,718        3
The Upper Deck Company (a)                                   363,055           2               363,055        3
Childtime Childcare, Inc. (b)                                356,356           2               162,223        1
Compucom Systems, Inc. (a)                                   352,011           2               326,167        2
Michigan Mutual Insurance Company                            340,688           2               340,751        3
Plexus Corp.                                                 317,173           2               317,173        2
Bell Sports Corp.                                            298,056           2               293,768        2
Gloystarne & Co., Ltd.                                       247,613           2               210,501        2
Other                                                      2,587,281          15             2,419,453       21
                                                         -----------         ---           -----------      ---
                                                         $16,816,328         100%          $12,685,980      100%
                                                         ===========         ===           ===========      ===

(a) Represents the Company's proportionate share of lease revenues from its equity investments.

(b)  Net of amounts applicable to minority interests.

For the three-month period ended March 31, 2003, lessees were responsible for the direct payment of approximately $1,565,000 of real estate taxes on behalf of the Company.

Note 6.  Equity Investments:

The Company owns a 47.3% interest in Marcourt Investments, Inc., a real estate investment trust which net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc., with the remaining interests owned by a non-affiliate. The Company also owns interests with affiliates in properties leased to corporations through equity interests in various partnerships and limited liability companies and a tenancy-in-common interest subject to joint control. The ownership interests range from 33.33% to 50%, and the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Sicor Inc., The Upper Deck Company, Advanced Micro Devices, Inc., Compucom Systems, Inc. and Del Monte Corporation.

Summarized combined financial information of the Company's equity investees is as follows:

(in thousands)                                     March 31, 2003              December 31, 2002
                                                   --------------              -----------------
Assets (primarily real estate)                        $343,016                      $343,846
Liabilities (primarily mortgage notes payable)         210,703                       212,820
Shareholders' and members' equity                      132,313                       131,026

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                 2003                  2002
                                                                -------              -------
Revenues (primarily rental income and interest income from
    direct financing leases)                                    $11,201              $11,793
Expenses (primarily interest on mortgage and depreciation)        5,171                5,383
                                                                -------              -------
Net income                                                      $ 6,030              $ 6,410
                                                                =======              =======

Note 7.  Assets Held for Sale and Discontinued Operations:

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

The Company owns a property in Maple Heights, Ohio leased to Nicholson Warehouse, L.P. and a vacant property in Austin, Texas as well as a property in Broken Arrow, Oklahoma (sold in April 2003), which are held for sale as of March 31, 2003.

The results of operations of the three properties held for sale and a property in Little Rock, Arkansas that was sold in June 2002 are included as "Discontinued Operations" and are summarized as follows:

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                         2003                2002
                                                                         ----                ----
Revenues (primarily rental revenues and miscellaneous income)          $277,134            $242,830
Expenses (primarily interest on mortgages, depreciation and
   property expenses)                                                   121,484             216,284
                                                                       --------            --------
    Income from discontinued operations                                $155,650            $ 26,546
                                                                       ========            ========

As a result of classifying the properties as held for sale, no depreciation has been incurred from the date of reclassification. The effect of suspending depreciation expense was to reduce the expense by $94,128 and $114,114 for the three-month periods ended March 31, 2003 and 2002, respectively.

Note 8.  Impairment Charge on Real Estate:

The Company determined that an other than temporary decline in estimated residual value had occurred at two properties which are included in net investment in direct financing leases in the accompanying condensed consolidated financial statements. The accounting for the direct financing leases was revised using the changed estimates, which resulted in the recognition of impairment charges of (i) $436,831 on the Company's property in Owingsville, Kentucky leased to Custom Foods Products, Inc. and (ii) $237,539 on its property in the United Kingdom leased to Gloystarne, Inc. ("Gloystarne"). During the three months ended March 31, 2003, Gloystarne entered into receivership and is attempting to sell its business.

Note 9.  Accounting Pronouncements:

In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 was adopted on January 1, 2003, and did not have a material effect on the financial statements.

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

Company adopted this Statement effective January 1, 2003, and the adoption did not have a material effect on the Company's financial statements. The Company will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 was adopted on January 1, 2003, and did not have a material effect on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. SFAS No. 147 was adopted on January 1, 2003, and did not have a material effect on the financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The adoption of the accounting provisions of FIN 45 on January 1, 2003 did not have a material effect on the Company's financial statements.

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company's maximum loss exposure is the carrying value of its equity investments. The Company has evaluated the impact of this interpretation on its accounting for its investments in unconsolidated joint ventures and it does not expect to consolidate those investments as none of these investments will be classified as VIEs.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Carey Institutional Properties Incorporated's ("CIP(R)") condensed consolidated financial statements and notes thereto as of March 31, 2003 included in this quarterly report and CIP(R)'s Annual Report on Form 10-K for the year ended December 31, 2002. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievement of CIP(R) to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CIP(R) that the results or conditions described in such statements or the objectives and plans of CIP(R) will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2002 provides a description of CIP(R)'s business objectives, acquisition and financing strategies and risk factors which could affect future operating results.

CRITICAL ACCOUNTING POLICIES:

Certain accounting policies are critical to the understanding of CIP(R)'s financial condition and results of operations. Management believes that an understanding of financial condition and results of operations requires an understanding of CIP(R)'s accounting policies.

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

Operating real estate is stated at cost less accumulated deprecation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. No interest was capitalized in the three months ended March 31, 2003. CIP(R) considers a build-to-suit project as substantially completed upon the completion of improvements, but no later than a date that is negotiated and stated in the lease. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. CIP(R) allocates costs incurred between the portions under construction and the portions substantially completed and only capitalizes those costs associated with the portion under construction.

CIP(R) also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents, residual values and holding periods. As CIP(R)'s investment objective is to hold properties on a long-term basis, holding periods will range from five to ten years. In its evaluations, CIP(R) obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the estimated cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. Because CIP(R)'s properties are leased to single tenants, CIP(R) is more likely to incur significant writedowns when circumstances affecting a tenant deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risk different than the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset. For its direct financing leases, CIP(R) performs a review of its estimated residual value of properties at least annually to determine whether there has been an other than temporary decline in CIP(R)'s current estimate of residual value. If the review indicates a decline in residual values that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.

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

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in property expense. Unamortized leasing costs are also charged to property expense upon early termination of the lease. Costs incurred in connection with obtaining mortgages and debt financing are capitalized and amortized over the term of the related debt and included in interest expense. Unamortized financing costs are written off and included in charges for early extinguishment of debt if a loan is retired.

Public business enterprises are required to report financial and descriptive information about their reportable operating segments. Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of its portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing CIP(R)'s ability to meet distribution objectives, increase the dividend and increase value by evaluating potential investments in single tenant net lease real estate and by seeking opportunities such as refinancing mortgage debt at lower rates of interest, restructuring leases or paying off lenders at a discount to the face value of the outstanding mortgage balance. As of March 31, 2003 and 2002, CIP(R) owned real estate in the United States, the United Kingdom and France.

RESULTS OF OPERATIONS:

CIP(R)'s results of operations for the three-month period ended March 31, 2003 and 2002 are not directly comparable because the results for 2003 reflect a company whose asset base is approximately 50% greater than the assets of CIP(R) prior to its merger with Corporate Property Associates 10 Incorporated ("CPA(R):10"), an affiliate, and includes income generated from assets acquired in CIP(R)'s merger. On May 1, 2002, CIP(R) acquired the business operations of CPA(R):10 with investments in net lease real estate and with the same objectives as CIP(R)'s, through a merger approved by the shareholders of both companies. CIP(R) increased its asset base by acquiring interests in 45 properties with a fair value of $139,716,000 and assumed 17 leases with 14 tenants, nine of which leases had previously been jointly-owned with CIP(R). CIP(R) also acquired limited recourse mortgage debt with a fair value of $52,077,000 as of the date of acquisition.

Net income for the three months ended March 31, 2003 increased by $2,431,000 to $5,777,000 as compared with net income of $3,346,000 for the three months ended March 31, 2002. Excluding the effect of gains and losses, a charge on the early extinguishment of debt in 2002 and noncash impairment charges in 2003, income as adjusted would have reflected an increase of $1,656,000. The increase was primarily due to an increase in lease revenues, interest income and income from equity investments resulting from the increase in assets and was partially offset by increases in interest expense, depreciation, general and administrative and property expenses.

Lease revenues increased by $3,919,000 to $13,367,000, of which $3,518,000 was attributable to the property interests acquired from CPA(R):10. Lease revenues benefited from scheduled rent increases on twelve leases in 2002 and 2003 from the completion of a build-to-suit project at a Holiday Inn in Toulouse, France in February 2002 and a further expansion of the property which was completed in February 2003. Lease revenues also increased as a result of consolidating investments in properties leased to Childtime Childcare, Inc. and ShopRite Supermarkets, Inc. as a result of contributing CIP(R)'s majority interests in the properties to limited partnerships in August 2002. Prior to the contribution CIP(R) recorded its share of revenues and expenses from these properties on a pro-rata basis. The change in ownership increased lease revenues by $445,000; however, this had no overall effect on net income or cash flow. These increases in lease revenues were partially offset by a lease termination and the subsequent sale of a property leased to Waban, Inc. and the termination of a lease with Bolder Technologies Corporation, both in 2002. The Waban and Bolder leases contributed annual lease revenues of $1,779,000. Twenty-six leases have rent increases scheduled for 2003 and 2004. The majority of these rent increases are based on formulas indexed to increases in the CPI. The annual increase in the CPI over the past several years has ranged between 1.5% and 3%. CIP(R)'s leases generally have increases scheduled in intervals of between one and five years.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In April 2003, Kmart Corporation terminated its lease for its Denton, Texas store in connection with its bankruptcy reorganization. Annual rent from the Denton store was $215,000. Kmart has affirmed its leases for its properties in Drayton Plains, Michigan and Citrus Hills, California, which contribute annual lease revenues of $390,000. Kmart's plan of reorganization was confirmed by the bankruptcy court and it emerged from bankruptcy on May 6, 2003. CIP(R) leases a property in the United Kingdom to Gloystarne & Co., Ltd. at an annual rent of approximately $610,000. In January 2003, Gloystarne entered into receivership and is attempting to sell its business. Although Gloystarne is current in its rent obligation through March 24, 2003, there is no assurance that its future rent obligations will be met or that a purchaser of Gloystarne's operations will rent the property on similar terms.

Interest and other income increased by $480,000 to $515,000 for the three months ended March 31, 2003, primarily as a result of interest income earned from CIP(R)'s subordinated interest in Carey Commercial Mortgage Trust. Interest income from the mortgage trust participation was $370,000.

Income from equity investments increased by $1,106,000 to $3,005,000, primarily because CIP(R)'s ownership interest in Marcourt Investments, Inc., a lessee of 13 Courtyard by Marriott hotels, increased from 24% to 47% as a result of the merger with CPA(R):10. Income from equity investments also benefited from rent increases at properties leased to Del Monte Corporation and Compucom Systems, Inc.

Interest expense for the three months ended March 31, 2003 increased by $1,925,000 to $4,888,000 as the result of obtaining $83,667,000 of new loans in August 2002 in connection with a mortgage securitization and assuming $52,077,000 of existing mortgages on the properties acquired from CPA(R):10 in May 2002.

General and administrative expense for the three months ended March 31, 2003 increased by $182,000 to $992,000. The increase was primarily due to an increase in the reimbursement of personnel costs, which increased as a result of the increase in CIP(R)'s asset base. The increase in property expense of $769,000 was due to an increase in asset management fees and performance fees and to carrying costs of a partially occupied property in Golden, Colorado. Asset management and performance fees are based on the appraised value of CIP(R)'s real estate assets, which increased as a result of the assets acquired in the merger. Included in property expense are $294,000 of carrying costs for the Golden property. During the three months ended March 31, 2003, CIP(R) recognized impairment charges totaling $674,000 on properties leased to Custom Foods Products, Inc. and Gloystarne as a result of an other than temporary decline in the estimated residual values of its direct financing leases.

The results for the three months ended March 31, 2002 includes a charge of $1,314,000, net of minority interest, for early extinguishment of debt in connection with the refinancing in January 2002 of a mortgage on properties leased to Best Buy Co., Inc. which was refinanced at a lower rate of interest.

Financial Condition:

There has been no material change in CIP(R)'s financial condition. Cash flows from operations of $7,650,000 and equity investments of $127,000 were not sufficient to fund dividends to shareholders of $5,937,000, pay scheduled mortgage principal installments of $1,532,000 and fund distributions to minority partners of $521,000, resulting in a shortfall of $213,000. As of March 31, 2003, CIP(R) has in excess of $15,000,000 available for investment. CIP(R) intends to invest its available cash in new real estate investments to further diversify its portfolio, and projects that it will have sufficient cash flow from operations and equity investments to meet its cash flow objectives.

During 2003, CIP(R)'s investing activities included using $889,000 to purchase land at CIP(R)'s property in Conway, Arkansas leased to Kroger Co. and $615,000 to fund construction of an expansion at its hotel property in Toulouse, France. The ground lease on the Conway property is an obligation of Kroger and will generate additional annual rent of $62,000. The expansion of the Toulouse hotel was completed in February 2003; however, CIP(R) does not expect to collect rent from the lessee until cash flows from hotel operations are in excess of mortgage debt service. Based on current cash flow projections, CIP(R) expects to start receiving rents before the end of the year. The current occupancy rate at the Toulouse hotel is 56%.

In addition to the payment of dividends and scheduled principal mortgage payments, CIP(R)'s financing activities for the three months ended March 31, 2003 included using $1,265,000 to pay off a mortgage loan in January 2003 and obtaining

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

$583,000 from advances on a construction loan for the completion of the Toulouse hotel expansion. Annual debt service on the retired loan was $180,000.

Balloon payments of approximately $7,956,000 and $12,850,000 are scheduled in 2003 and 2004, respectively. CIP(R) expects to refinance the maturing loans but may use some of its available cash to satisfy the balloon payments. CIP(R)'s financing strategy has been to purchase substantially all of its properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of CIP(R)'s other assets. The use of limited recourse mortgage debt, therefore, allows CIP(R) to limit its exposure of all of its assets, and this strategy has allowed CIP(R) to diversify its portfolio of properties and, thereby, limit its risk. In the event that a balloon payment comes due, CIP(R) may seek to refinance the loan, restructure the debt with existing lenders, evaluate its ability to pay the balloon payment from its cash reserves or sell the property and use the proceeds to satisfy the mortgage debt. CIP(R) may seek to finance its unencumbered properties and use the proceeds to make additional investments in real estate. To the extent that CIP(R) obtains such financing, it may increase CIP(R)'s overall leverage. CIP(R)'s equity investees use the same financing strategy and have purchased their properties with a combination of equity and limited recourse mortgage debt.

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

CIP(R) has reached an agreement-in-principle to sell its property leased to Nicholson Warehouse, L.P. for $3,700,000. Because of Nicholson's financial difficulties, it has not been able to pay rent in excess of CIP(R)'s debt service on the property. The proposed sale, if completed, would have little effect on CIP(R)'s operating cash flow.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND AGGREGATE CONTRACTUAL AGREEMENTS:

A summary of CIP(R)'s contractual obligations and commitments is as follows:

(in thousands)                          Total        2003        2004        2005        2006        2007     Thereafter
                                        -----        ----        ----        ----        ----        ----     ----------
Obligations:
  Limited recourse mortgage notes
     payable (1)                       $249,467    $12,539     $18,967     $11,548      $5,040     $14,978     $ 186,395
  Subordinated disposition fees           1,002                                                                    1,002
Commitments:
  Share of minimum rents payable
     under office cost-sharing
     agreement                              701        132         207         207         155
                                       --------    -------     -------     -------      ------     -------     --------
                                       $251,170    $12,671     $19,174     $11,755      $5,195     $14,978     $187,397
                                       ========    =======     =======     =======      ======     =======     ========

(1) The limited recourse mortgage notes payable were obtained in connection with the acquisition of properties in the ordinary course of business.

ACCOUNTING PRONOUNCEMENTS:

In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 was adopted on January 1, 2003, and did not have a material effect on the financial statements.

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. CIP(R) adopted this statement effective January 1, 2003, and the adoption did not have a material affect on CIP(R)'s financial statements. CIP(R) will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 was adopted on January 1, 2003, and did not have a material effect on CIP(R)'s financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. SFAS No. 147 was adopted on January 1, 2003, and did not have a material effect on the financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require CIP(R) to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The adoption of the accounting provisions of FIN 45 on January 1, 2003 did not have a material effect on CIP(R)'s financial statements.

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. CIP(R)'s maximum loss exposure is the carrying value of its equity investments. CIP(R) has evaluated the impact of this interpretation on its accounting for its investments in unconsolidated joint ventures and it does not expect to consolidate those investments as none of these investments will be classified as VIEs.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component,
(3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.

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

The value of CIP(R)'s real estate is subject to fluctuations based on changes in interest rates and foreign currency exchange rates, local and regional economic conditions, changes in the creditworthiness of lessees and may affect CIP(R)'s ability to refinance its debt when balloon payments are scheduled.

CIP(R) owns marketable securities through its ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuations based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of March 31, 2003 the interests in CCMT had a fair value of $11,430,000.

Approximately $231,318,000 of CIP(R)'s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The annual interest rates on the fixed rate debt as of March 31, 2003 ranged from 6.95% to 10.00%. The annual interest rates on the variable rate debt as of March 31, 2003 ranged from 3.97% to 5.625%.

(in thousands)             2003          2004         2005         2006        2007      Thereafter       Total       Fair Value
                           ----          ----         ----         ----        ----      ----------       -----       ----------
Fixed rate debt          $11,473       $14,633       $7,513       $4,829     $14,714       $178,156      $231,318      $234,912
Weighted average
    interest rate           9.26%         9.38%        8.32%        7.78%       8.44%          7.51%
Variable rate debt       $ 1,066       $ 4,334       $4,035       $  211     $   264       $  8,239      $ 18,149      $ 18,149

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

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of March 31, 2003.

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART II

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended March 31, 2003, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  99.1 Certification of Co-Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2     Certification of Chief Financial Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

         During the quarter ended March 31, 2003, the Company was not required to file any reports on Form 8-K.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CAREY INSTITUTIONAL PROPERTIES INCORPORATED

     5/13/2003                   By: /s/ John J. Park
        Date                         -----------------------------------
                                          John J. Park
                                          Managing Director and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

     5/13/2003                   By: /s/ Claude Fernandez
        Date                         -----------------------------------
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

4. The Registrant's other certifying officer and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

5. The Registrant's other certifying officer and we have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and we have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date 5/13/2003                            Date 5/13/2003

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

Date 5/13/2003

     /s/ John J. Park
     ---------------------------

     John J. Park
     Chief Financial Officer