Form 10-Q
period 2003-06-30
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2003-08-11
CIK 873394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

CIP(R) has no active market for common stock at August 11, 2003.

CIP(R) has 28,009,424 shares of common stock, $.001 par value outstanding at August 11, 2003.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                      INDEX

                                                                                                     Page No.
                                                                                                     --------
PART I

Item 1. - Financial Information*

              Condensed Consolidated Balance Sheets, as of June 30, 2003
              and December 31, 2002                                                                       2

              Condensed Consolidated Statements of Income for the three and six
              months ended June 30, 2003 and 2002                                                       3-4

              Condensed Consolidated Statements of Comprehensive Income
              for the three and six months ended June 30, 2003 and 2002                                   4

              Condensed Consolidated Statements of Cash Flows for the six months
              ended June 30, 2003 and 2002                                                              5-6

              Notes to Condensed Consolidated Financial Statements                                     7-12

Item 2. - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                     13-19

Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                     20

Item 4. - Controls and Procedures                                                                        20

PART II - Other Information

Item 4. - Submission of Matters to a Vote of Security Holders                                            21

Item 6. - Exhibits and Reports on Form 8-K                                                               21

Signatures                                                                                               22

Certifications                                                                                        23-24

* The summarized condensed financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 June 30, 2003         December 31, 2002
                                                                                 -------------         -----------------
                                                                                  (Unaudited)                (Note)
                                                                                  -----------                ------
                                   ASSETS:

Land and buildings, net of accumulated depreciation of $34,109,845 at
   June 30, 2003 and $30,938,834 at December 31, 2002                             $303,879,206           $300,808,511
Net investment in direct financing leases                                          130,376,975            133,955,555
Real estate under construction                                                               -              5,725,416
Assets held for sale                                                                 5,592,634              2,500,000
Equity investments                                                                  60,413,798             58,578,685
cash and cash equivalents                                                           25,966,479             25,782,304
Marketable securities                                                               12,020,195             11,014,711
Other assets                                                                        12,349,895             11,861,713
                                                                                  ------------           ------------
         Total assets                                                             $550,599,182           $550,226,895
                                                                                  ============           ============

          LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                           $245,975,360           $248,519,101
Limited recourse mortgage note payable on assets held for sale                       3,014,999              3,060,478
Accrued interest                                                                     1,823,271              1,550,184
Accounts payable and accrued expenses                                                1,071,119              1,832,633
Due to affiliates                                                                    2,668,972              2,552,528
Dividends payable                                                                    5,984,994              5,938,632
Other liabilities                                                                    5,868,275              6,259,707
                                                                                  ------------           ------------
         Total liabilities                                                         266,406,990            269,713,263
                                                                                  ------------           ------------

Minority interest                                                                   13,797,247             13,703,146
                                                                                  ------------           ------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares;
   29,030,388 and 28,833,385 shares issued and outstanding at June
   30, 2003 and December 31, 2002                                                       29,030                 28,833
Additional paid-in capital                                                         311,349,367            308,659,610
Dividends in excess of accumulated earnings                                        (31,656,502)           (31,519,364)
Accumulated other comprehensive income                                               2,646,354                956,456
                                                                                  ------------           ------------
                                                                                   282,368,249            278,125,535
Less, common stock in treasury at cost, 1,035,038 and 984,755 shares
   at June 30, 2003 and December 31, 2002                                          (11,973,304)           (11,315,049)
                                                                                  ------------           ------------
         Total shareholders' equity                                                270,394,945            266,810,486
                                                                                  ------------           ------------
         Total liabilities, minority interest and shareholders' equity            $550,599,182           $550,226,895
                                                                                  ============           ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months Ended June 30,                 Six Months Ended June 30,
                                                        ---------------------------                 -------------------------
                                                        2003                  2002                  2003                 2002
                                                        ----                  ----                  ----                 ----
Revenues:
  Rental income                                      $ 9,507,451           $ 8,412,834          $19,002,111           $15,018,523
  Interest income from direct financing
    leases                                             3,925,516             3,355,347            7,797,358             6,197,380
  Interest and other income                              557,540                25,352            1,072,157                59,556
                                                     -----------           -----------          -----------           -----------
                                                      13,990,507            11,793,533           27,871,626            21,275,459
                                                     -----------           -----------          -----------           -----------

Expenses:
  Interest                                             4,827,978             3,594,627            9,716,436             6,557,247
  Depreciation                                         1,733,989             1,253,205            3,444,273             2,371,802
  General and administrative                             944,466             1,079,992            1,936,274             1,889,839
  Property expenses                                    2,584,332             2,353,775            4,827,832             3,827,854
  Impairment charge on real estate                             -                     -              674,370                     -
  Charge on early extinguishment of debt                       -                     -                    -             2,086,383
                                                     -----------           -----------          -----------           -----------
                                                      10,090,765             8,281,599           20,599,185            16,733,125
                                                     -----------           -----------          -----------           -----------

     Income from continuing operations
       before minority interest, equity
       investments and gains and losses                3,899,742             3,511,934            7,272,441             4,542,334

Minority interest in (income) loss,
     including charge on early
     extinguishment of debt of $771,962 in
     2002                                               (711,126)             (456,530)          (1,466,841)               68,892
Income from equity investments                         2,485,964             2,069,856            5,491,028             3,968,444
                                                     -----------           -----------          -----------           -----------

     Income from continuing operations
       before gains and losses                         5,674,580             5,125,260           11,296,628             8,579,670

Unrealized loss on interest rate cap
     derivative instrument                                  (444)              (28,794)              (1,362)              (28,794)
Reversal of unrealized gain on warrants in
     connection with disposition                               -                     -                    -            (2,128,000)
Gain on sale of warrants, net                                  -                     -                    -             1,992,678
                                                     -----------           -----------          -----------           -----------

     Income from continuing operations                 5,674,136             5,096,466           11,295,266             8,415,554
                                                     -----------           -----------          -----------           -----------

Discontinued operations:
     Income from operations of discontinued
         properties                                       99,371                52,336              255,022                78,882
     Gain on sale of real estate                         257,599                 8,774              257,599                 8,774
                                                     -----------           -----------         ------------           -----------

     Income from discontinued operations                 356,970                61,110              512,621                87,656
                                                     -----------           -----------         ------------           -----------

     Net income                                      $ 6,031,106           $ 5,157,576          $11,807,887           $ 8,503,210
                                                     ===========           ===========          ===========           ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                   (continued)

                                                         Three Months Ended June 30,                Six Months Ended June 30,
                                                         ---------------------------                -------------------------
                                                         2003                   2002                2003                 2002
                                                         ----                   ----                ----                 ----
Basic earnings per share:
     Earnings from continuing operations             $       .21             $       .20        $       .40          $       .35
     Earnings from discontinued operations                   .01                       -                .02                    -
                                                     -----------             -----------        -----------          -----------
         Net income                                  $       .22             $       .20        $       .42          $       .35
                                                     ===========             ===========        ===========          ===========

Diluted earnings per share:
     Earnings from continuing operations             $       .20             $       .19        $       .39          $       .35
     Earnings from discontinued operations                   .01                       -                .02                    -
                                                     -----------             -----------        -----------          -----------
         Net income                                  $       .21             $       .19        $       .41          $       .35
                                                     ===========             ===========        ===========          ===========

Weighted average common shares
   outstanding-basic                                  27,987,525              26,057,433         27,941,653           24,162,174
                                                     ===========             ===========        ===========          ===========

Weighted average common shares
   outstanding-diluted                                28,551,206              26,621,114         28,505,334           24,725,855
                                                     ===========             ===========        ===========          ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                         Three Months Ended June 30,                Six Months Ended June 30,
                                                         ---------------------------                -------------------------
                                                        2003                    2002                2003                2002
                                                        ----                    ----                ----                ----
Net income                                           $ 6,031,106             $5,157,576         $11,807,887          $8,503,210
                                                     -----------             ----------         -----------          ----------

Other comprehensive income:
   Change in unrealized gain on marketable
      securities                                         637,440                      -           1,100,836                   -
   Change in foreign currency translation
      adjustment                                         515,494                671,910             589,062             526,420
                                                     -----------             ----------         -----------          ----------
Other comprehensive income                             1,152,934                671,910           1,689,898             526,420
                                                     -----------             ----------         -----------          ----------

   Comprehensive income                              $ 7,184,040             $5,829,486         $13,497,785          $9,029,630
                                                     ===========             ==========         ===========          ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              Six Months Ended June 30,
                                                                                              -------------------------
                                                                                             2003                    2002
                                                                                             ----                    ----
Cash flows from operating activities:
   Net income                                                                            $ 11,807,887            $  8,503,210
   Adjustments to reconcile net income to net cash provided by continuing operations:
     Income from discontinued operations                                                     (512,621)                (87,656)
     Depreciation and amortization                                                          3,650,414               2,469,997
     Income from equity investments in excess of distributions received                    (2,102,590)             (1,104,591)
     Charge on extinguishment of debt                                                               -               2,086,383
     Minority interest in income                                                            1,466,841                 (68,892)
     Straight-line rent adjustments                                                           (40,792)                (92,753)
     Provision for uncollected rent                                                           224,803                 310,000
     Unrealized loss on interest rate cap                                                       1,362                  28,794
     Reversal of unrealized gain on warrants in connection with disposition                         -               2,128,000
     Gain on sale of warrants                                                                       -              (1,992,678)
     Impairment charge on real estate                                                         675,466                       -
     Issuance of shares in satisfaction of performance fees                                 1,792,939               1,382,063
     Net change in operating assets and liabilities, net of assets and
       liabilities acquired                                                                (1,473,881)             (1,782,100)
                                                                                         ------------            ------------
     Net cash provided by continuing operations                                            15,489,828              11,779,777
     Net cash provided by discontinued operations                                             264,079                 317,587
                                                                                         ------------            ------------
        Net cash provided by operating activities                                          15,753,907              12,097,364
                                                                                         ------------            ------------

Cash flows from investing activities:
     Distributions from operations of equity investments in excess
       of equity income                                                                       267,477                 365,574
     Proceeds from sale of warrants                                                                 -               1,992,678
     Proceeds from sale of real estate                                                      2,361,741                 301,317
     Payment of leasing costs                                                                       -                (244,237)
     Acquisition of real estate and additional capitalized costs                           (1,575,324)             (2,553,166)
     Redemption of dissenter interests with acquisition of business operations                      -              (1,774,385)
     Costs incurred in connection with acquisition of business operations                           -                (615,766)
     Cash acquired on acquisition of business operations                                            -                 765,493
                                                                                         ------------            ------------
        Net cash provided by (used in) investing activities                                 1,053,894              (1,762,492)
                                                                                         ------------            ------------

Cash flows from financing activities:
     Purchase of treasury stock                                                              (658,255)             (1,236,704)
     Repayment of mortgage payable                                                         (1,264,892)            (33,404,478)
     Payments of mortgage principal                                                        (2,929,585)             (2,323,047)
     Proceeds from mortgages                                                                  582,522              36,472,511
     Proceeds from stock issuance                                                             897,015               1,038,115
     Distributions to minority partners                                                    (1,382,577)               (724,689)
     Contributions from minority partners                                                           -                 250,375
     Prepayment premium on extinguishment of debt                                                   -              (2,086,383)
     Payment of financing costs                                                                     -              (1,409,945)
     Dividends paid                                                                       (11,898,663)             (9,439,849)
                                                                                         ------------            ------------
        Net cash used in financing activities                                             (16,654,435)            (12,864,094)
                                                                                         ------------            ------------

        Effect of exchange rate changes on cash                                                30,809                   7,702
                                                                                         ------------            ------------

        Net increase (decrease) in cash and cash equivalents                                  184,175              (2,521,520)

Cash and cash equivalents, beginning of period                                             25,782,304               7,388,480
                                                                                         ------------            ------------

        Cash and cash equivalents, end of period                                         $ 25,966,479            $  4,866,960
                                                                                         ============            ============

                                  - continued -

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (continued)

Noncash investing activities:

A. The purchase of Corporate Property Associates 10 Incorporated on May 1, 2002 consisted of the acquisition of certain assets and liabilities at fair value in exchange for the issuance of shares, notes payable and a cash payment to dissenters as follows:

Real estate assets                                                                  $127,721,807
Equity investment in Marcourt Investments, Inc., a real estate
    investment trust                                                                  11,993,899
Cash                                                                                     765,493
Other assets                                                                           5,204,479
Mortgage notes payable, net of discount of $294,273                                  (52,077,045)
Other liabilities                                                                     (5,231,182)
Minority interest                                                                     (2,092,437)
                                                                                    ------------
      Net assets acquired                                                           $ 86,285,014
                                                                                    ============

Shares issued                                                                       $ 73,155,478
Notes payable issued, net of discount of $383,737                                     11,355,151
Cash paid for redemption of dissenter interests                                        1,774,385
                                                                                    ------------
      Consideration paid                                                            $ 86,285,014
                                                                                    ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Carey Institutional Properties Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior year amounts have been reclassified to conform to current year financial statement presentation.

Note 2. Interest in Mortgage Loan Securitization:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust mortgage securitization as an available-for-sale security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of June 30, 2003, the fair value of the Company's interest was $12,020,195, reflecting an aggregate unrealized gain of $1,552,568 and cumulative net amortization of $149,018 ($95,352 for the six months ended June 30, 2003). The fair value of the Company's interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the interest based on adverse changes in the market interest rates of 1% and 2% is as follows:

                                      Fair Value as of June 30, 2003    1% Adverse Change    2% Adverse Change
                                      ------------------------------    -----------------    -----------------
Fair value of the interests                  $12,020,195                   $11,416,055           $10,857,599

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

Note 3. Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month and six-month periods ended June 30, 2003 and 2002 were calculated as follows:

                                                                         Three Months Ended June 30,
                                                                         ---------------------------
                                                                      2003                         2002
                                                                      ----                         ----
Net income                                                         $ 6,031,106                  $5,157,576
                                                                   ===========                  ==========

Weighted average shares - basic                                     27,987,525                  26,057,433
Effect of dilutive securities: Stock warrants                          563,681                     563,681
                                                                   -----------                  ----------
Weighted average shares - diluted                                   28,551,206                  26,621,114
                                                                   ===========                  ==========
Basic earnings per share from continuing operations                $       .21                  $      .20
Basic earnings from discontinued operations                                .01                           -
                                                                   -----------                  ----------
Basic earnings per share                                           $       .22                  $      .20
                                                                   ===========                  ==========
Diluted earnings per share from continuing operations              $       .20                  $      .19
Diluted earnings from discontinued operations                              .01                           -
                                                                   -----------                  ----------
Diluted earnings per share                                         $       .21                  $      .19
                                                                   ===========                  ==========

                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                      2003                         2002
                                                                      ----                         ----
Net income                                                         $11,807,887                 $ 8,503,210
                                                                   ===========                 ===========

Weighted average shares - basic                                     27,941,653                  24,162,174
Effect of dilutive securities: Stock warrants                          563,681                     563,681
                                                                   -----------                 -----------
Weighted average shares - diluted                                   28,505,334                  24,725,855
                                                                   ===========                 ===========

Basic earnings per share from continuing operations                $       .40                 $       .35
Basic earnings from discontinued operations                                .02                           -
                                                                   -----------                 -----------
Basic earnings per share                                           $       .42                 $       .35
                                                                   ===========                 ===========

Diluted earnings per share from continuing operations              $       .39                 $       .35
Diluted earnings from discontinued operations                              .02                           -
                                                                   -----------                 -----------
Diluted earnings per share                                         $       .41                 $       .35
                                                                   ===========                 ===========

Note 4. Transactions with Related Parties:

In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and Carey Asset Management Corp, a wholly-owned subsidiary of W. P. Carey & Co. LLC (the "Advisor"), provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1/% of Average Invested Assets as defined in the Advisory Agreement. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $892,070 and $837,207 for the three months ended June 30, 2003 and 2002, respectively, and $1,785,766 and $1,540,957 for the six months ended June 30, 2003 and 2002, respectively, with performance fees in like amount. The Company incurred personnel cost reimbursements of $407,567 and $411,293 for the three months ended June 30, 2003 and 2002 and $819,633 and $698,807 for the six months ended June 30, 2003 and 2002, respectively.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

Note 5. Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the six-month periods ended June 30, 2003 and 2002 are as follows:

                                                             2003                                 2002
                                                             ----                                 ----
Per Statements of Income:
    Rental income from operating leases                   $19,002,111                          $15,018,523
    Interest from direct financing leases                   7,797,358                            6,197,380

Adjustments:
    Share of leasing revenue applicable to
       minority interest                                   (2,736,073)                          (1,245,221)
    Share of leasing revenue from equity
       investments                                          9,192,039                            7,481,043
                                                          -----------                          -----------
                                                          $33,255,435                          $27,451,725
                                                          ===========                          ===========

For the six-month periods ended June 30, 2003 and 2002, the Company earned its net lease revenues from its investments as follows:

                                                             2003             %                   2002              %
                                                             ----             -                   ----              -
Marriott International, Inc. (a)                          $ 4,657,376         14%              $ 3,067,793          11%
Omnicom Group, Inc.                                         2,183,018          7                 2,132,689           8
Information Resources, Inc. (b)                             1,709,111          5                   569,704           2
Advanced Micro Devices, Inc. (a)                            1,629,306          5                 1,629,469           6
Electronic Data Systems Corporation                         1,503,465          5                 1,369,514           5
Best Buy Co., Inc. (b)                                      1,481,614          4                 1,492,100           5
Titan Corporation (b)                                       1,113,337          3                   371,477           1
ShopRite Supermarkets, Inc. (b)                             1,050,558          3                 1,040,761           4
Lucent Technologies, Inc.                                   1,017,652          3                   972,033           3
UTI Holdings, Inc.                                            883,023          3                   893,077           3
EnviroWorks, Inc.                                             870,955          3                   290,318           1
New WAI, L.P./Warehouse Associates                            860,031          3                   286,677           1
Garden Ridge, Inc.                                            803,603          2                   778,217           3
Q Clubs, Inc.                                                 741,673          2                   710,098           3
Del Monte Corporation (a)                                     738,857          2                   643,125           2
Sicor, Inc. (a)                                               736,368          2                   736,368           3
Merit Medical Systems, Inc.                                   732,701          2                   732,701           3
Barnes & Noble, Inc.                                          732,508          2                   722,688           3
The Upper Deck Company (a)                                    726,110          2                   726,110           3
Compucom Systems, Inc. (a)                                    704,022          2                   678,178           2
Michigan Mutual Insurance Company                             681,254          2                   681,506           2
Plexus Corp.                                                  634,346          2                   634,346           2
Bell Sports Corp.                                             596,111          2                   587,536           2
Other                                                       6,468,436         20                 5,705,240          22
                                                          -----------        ---               -----------         ---
                                                          $33,255,435        100%              $27,451,725         100%
                                                          ===========        ===               ===========         ===

     (a) Represents the Company's proportionate share of lease revenues from its equity investments.

     (b)  Net of amounts applicable to minority interests.

For the six-month period ended June 30, 2003, lessees were responsible for the direct payment of approximately $3,145,000 of real estate taxes on behalf of the Company.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

Note 6. Equity Investments:

The Company owns a 47.3% interest in Marcourt Investments, Inc., a real estate investment trust which net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc., with the remaining interests owned by a third-party. The Company also owns interests with affiliates in properties leased to corporations through equity interests in various partnerships and limited liability companies and a tenancy-in-common interest subject to joint control. The ownership interests range from 33.33% to 50%, and the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Sicor Inc., The Upper Deck Company, Advanced Micro Devices, Inc., Compucom Systems, Inc. and Del Monte Corporation.

Summarized financial information of the Company's equity investees is as follows:

(in thousands)                                                          June 30, 2003              December 31, 2002
                                                                        -------------              -----------------
Assets (primarily real estate)                                             $342,104                    $343,846
Liabilities (primarily mortgage notes payable)                              208,590                     212,820
Shareholders' and members' equity                                           133,514                     131,026

                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                              2003                          2002
                                                                              ----                          ----
Revenues (primarily rental income and interest income from
    direct financing leases)                                                 $21,305                       $21,809
Expenses (primarily interest on mortgage and depreciation)                    10,347                        10,724
                                                                             -------                       -------
Net income                                                                   $10,958                       $11,085
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

The Company owns a property in Maple Heights, Ohio leased to Nicholson Warehouse, L.P. and a vacant property in Austin, Texas which are held for sale as of June 30, 2003.

The results of operations of the two properties held for sale as of June 30, 2003 and properties in Broken Arrow, Oklahoma and Little Rock, Arkansas that were sold in April 2003 and June 2002, respectively, are included as "Discontinued Operations" and are summarized as follows:

                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                              2003                  2002
                                                                              ----                  ----
Revenues (primarily rental revenues and miscellaneous income)               $ 511,935             $ 496,402
Expenses (primarily interest on mortgages, depreciation and
   property expenses)                                                        (256,913)             (417,520)
Gain on sale of real estate                                                   257,599                 8,774
                                                                            ---------             ---------
    Income from discontinued operations                                     $ 512,621             $  87,656
                                                                            =========             =========

As a result of classifying the properties as held for sale, no depreciation has been incurred from the date of reclassification. The effect of suspending depreciation expense was to reduce the expense by $66,870 and $8,853 for the three-month periods ended June 30, 2003 and 2002, respectively and $133,738 and $17,705 for the six-month periods ended June 30, 2003 and 2002, respectively.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

Note 8. Impairment Charge on Real Estate:

The Company determined that an other than temporary decline in estimated residual value had occurred at two properties which are included in net investment in direct financing leases in the accompanying condensed consolidated financial statements. The accounting for the direct financing leases was revised using the changed estimates, which resulted in the recognition of impairment charges of (i) $436,831 on the Company's property in Owingsville, Kentucky leased to Custom Foods Products, Inc. and (ii) $237,539 on its property in the United Kingdom leased to Gloystarne, Inc. ("Gloystarne"). During the six months ended June 30, 2003, Gloystarne entered into receivership and is attempting to sell its business.

Note 9. Accounting Pronouncements:

In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 was adopted on January 1, 2003 and did not have a material effect on the financial statements.

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The Company adopted this Statement effective January 1, 2003 and the adoption did not have a material effect on the Company's financial statements. The Company will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 was adopted on January 1, 2003 and did not have a material effect on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. SFAS No. 147 was adopted on January 1, 2003 and did not have a material effect on the financial statements.

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company's maximum loss exposure is the carrying value of its equity investments. The Company has evaluated and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs.

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

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating whether this will have an impact on the financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Carey Institutional Properties Incorporated's ("CIP(R)") condensed consolidated financial statements and notes thereto as of June 30, 2003 included in this quarterly report and CIP(R)'s Annual Report on Form 10-K for the year ended December 31, 2002. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievement of CIP(R) to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CIP(R) that the results or conditions described in such statements or the objectives and plans of CIP(R) will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2002 provides a description of CIP(R)'s business objectives, acquisition and financing strategies and risk factors which could affect future operating results.

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

Operating real estate is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. No interest was capitalized in the six months ended June 30, 2003. CIP(R) considers a build-to-suit project as substantially completed upon the completion of improvements, but no later than a date that is negotiated and stated in the lease. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. CIP(R) allocates costs incurred between the portions under construction and the portions substantially completed and only capitalizes those costs associated with the portion under construction.

CIP(R) also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rent, residual value and holding period. As CIP(R)'s investment objective is to hold properties on a long-term basis, holding periods will range from five to ten years. In its evaluations, CIP(R) obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the estimated cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. Because CIP(R)'s properties are leased to single tenants, CIP(R) is more likely to incur significant writedowns when circumstances affecting a tenant deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risk different than the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset. For its direct financing leases, CIP(R) performs a review of its estimated residual values of properties at least annually to determine whether there has been an other than temporary decline in CIP(R)'s current estimate of residual value. If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.

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

CIP(R) measures derivative instruments, including certain derivative instruments embedded in other contracts, if any, at fair value and records them as an asset or liability, depending on CIP(R)'s right or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings (i.e., the forecasted event occurs). For derivatives designated as cash flow hedges, the effective portions of the derivatives would be reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.

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

Stated rental revenue and interest income from direct financing leases are recognized on a straight-line basis and a constant rate of interest, respectively, over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. The majority of CIP(R)'s leases provide for periodic rent increases based on formulas indexed to increases in the CPI. CPI-based and other contingent-type rents are recognized currently. CIP(R) recognizes rental income from sales overrides, after the level of sales requiring a rental payment to CIP(R) is reached.

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

CIP(R) consolidates its foreign subsidiaries. To the extent that these investments and subsidiaries account for their financial position and results of operations in a functional currency other than U.S. dollars, it is necessary for the Company to translate from the functional currency to U.S. dollars. The functional currency is the currency of the primary economic environment in which the real estate investments or subsidiary operates. The translation of the functional currency for assets and liabilities uses the current exchange rate as of the balance sheet date and for revenues and expenses uses a weighted average exchange rate during the period. Gains and losses resulting from foreign currency translation adjustments are reported as a component of other comprehensive income as part of shareholders' equity.

Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss measured from the transaction date or the most recent intervening balance sheet date, whichever is later, realized upon settlement of a foreign currency transaction generally is included in net income from the period in which the transaction is settled. Foreign currency transactions are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholders' equity if (i) they are designated as, and are effective as, economic hedges of a net investment or are (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company's financial statements.

Public business enterprises are required to report financial and descriptive information about their reportable operating segments. Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of its portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing CIP(R)'s ability to meet distribution objectives, increase the dividend and increase value by evaluating potential investments in single tenant net lease real estate and by seeking opportunities such as refinancing mortgage debt at lower rates of interest, restructuring leases or paying off lenders at a discount to the face value of the outstanding mortgage balance. As of June 30, 2003 and 2002, CIP(R) owned real estate in the United States, the United Kingdom and France.

RESULTS OF OPERATIONS:

CIP(R)'s results of operations for the three-month and six-month periods ended June 30, 2003 and 2002 are not directly comparable because the results for 2003 reflect a company whose asset base is approximately 50% greater than the assets of CIP(R) prior to its merger with Corporate Property Associates 10 Incorporated ("CPA(R):10"), an affiliate, and includes income generated from assets acquired in CIP(R)'s merger. On May 1, 2002, CIP(R) acquired the business operations of CPA(R):10 with investments in net lease real estate and with the same objectives as CIP(R)'s, through a merger approved by the shareholders of both companies. CIP(R) increased its asset base by acquiring interests in 45 properties with a fair value of $139,716,000 and assumed interests in 17 leases with 14 tenants. CIP(R) also acquired limited recourse mortgage debt with a fair value of $52,077,000 as of the date of acquisition.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net income for the three-month and six-month periods ended June 30, 2003 increased by $874,000 and $3,305,000 as compared with for the three-month and six-month periods ended June 30, 2002, respectively. The results for the six months ended June 30, 2002 included a charge on the early extinguishment of debt of $2,086,000 of which $772,000 was applicable to a minority interest owner. The increases in income for the comparable periods also reflect an increase in lease revenues, interest income and income from equity investments resulting from the increase in assets and were partially offset by increases in interest expense, depreciation and property expenses. These increases are primarily due to the merger with CPA(R):10 and, an increase in interest income, to the placement of mortgages in connection with a mortgage securitization transaction that was completed in August 2002.

Lease revenues increased by $1,665,000 and $5,584,000 for the three-month and six-month periods ended June 30, 2003, respectively, of which, for the three-month and six-month periods, $1,104,000 and $4,622,000, respectively, was attributable to the property interests acquired from CPA(R):10. Lease revenues benefited from scheduled rent increases on eighteen leases in 2002 and 2003 and from the completion of a build-to-suit project for a Holiday Inn in Toulouse, France in February 2002 and a further expansion of the property which was completed in February 2003. Lease revenues also increased as a result of consolidating investments in properties leased to Childtime Childcare, Inc. and ShopRite Supermarkets, Inc. as a result of contributing CIP(R)'s majority tenancy-in-common interests in the properties to limited partnerships in August 2002. Prior to the contribution CIP(R) recorded its share of revenues and expenses from these properties on a pro-rata basis. The change in ownership increased lease revenues by $933,000 for the comparable six-month periods; however, this had no overall effect on net income or cash flow. These increases in lease revenues were partially offset by a lease termination and the subsequent sale of a property leased to Waban, Inc. and the termination of a lease with Bolder Technologies Corporation, both in 2002. The Waban and Bolder leases contributed annual lease revenues of $1,779,000. Twenty-one leases have rent increases scheduled for 2003 and 2004. The majority of these rent increases are based on formulas indexed to increases in the CPI. The annual increase in the CPI over the past several years has ranged between 1.5% and 3%. CIP(R)'s leases generally have increases scheduled in intervals of between one and five years.

In April 2003, Kmart Corporation terminated its lease for its Denton, Texas store in connection with its bankruptcy reorganization. Annual rent from the Denton store was $215,000. Kmart affirmed its leases for its properties in Drayton Plains, Michigan and Citrus Hills, California, which contribute aggregate annual lease revenues of $390,000. Kmart's plan of reorganization was confirmed by the bankruptcy court and it emerged from bankruptcy on May 6, 2003. CIP(R) is seeking to re-lease the Denton property. CIP(R) leases a property in the United Kingdom to Gloystarne & Co., Ltd. at an annual rent of approximately $610,000. In January 2003, Gloystarne entered into receivership and is selling its business. Although Gloystarne is current in its rent obligation through June 24, 2003, there is no assurance that its future rent obligations will be met or that a purchaser of Gloystarne's operations will rent the property on similar terms.

Interest and other income increased from $25,000 to $558,000 for the comparable three-month periods and from $60,000 to $1,072,000 for the comparable six-month periods, primarily as a result of interest income earned from CIP(R)'s subordinated interest in Carey Commercial Mortgage Trust. Interest income from the mortgage trust participation was $342,000 and $712,000 for the three-month and six-month periods ended June 30, 2003, respectively. Interest income was also affected by higher cash balances which increased from proceeds received from placing mortgages on previously unencumbered properties in connection with the mortgage securitization in August 2002.

Income from equity investments increased by $416,000 and $1,523,000 for the three-month and six-month periods ended June 30, 2003, respectively, primarily because CIP(R)'s ownership interest in Marcourt Investments, Inc., a lessee of 13 Courtyard by Marriott hotels, increased from 24% to 47% as a result of the merger with CPA(R):10. Income from equity investments also benefited from rent increases at properties leased to Del Monte Corporation and Compucom Systems, Inc.

Interest expense increased by $1,233,000 to $4,828,000 for the three-month period and by $3,159,000 to $9,716,000 for the six-month period as the result of obtaining $83,667,000 of new loans in August 2002 in connection with a mortgage securitization and assuming $52,077,000 of existing mortgages on the properties acquired from CPA(R):10 in May 2002.

The increase in property expense of $229,000 and $999,000 for the three-month and six-month periods, respectively, was due to an increase in asset management fees and performance fees and to carrying costs of a property in Golden, Colorado formerly leased to Bolder Technologies. Included in property expense for the six months ended June 30, 2003 are $536,000 of costs for the Golden property, including environmental cleanup costs at the property. The cleanup was

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

undertaken voluntarily and was not subject to any regulatory requirements. Asset management and performance fees are based on the appraised value of CIP(R)'s real estate assets, which increased as a result of the assets acquired in the merger. During the six months ended June 30, 2003, CIP(R) recognized impairment charges totaling $674,000 on properties leased to Custom Foods Products, Inc. and Gloystarne as a result of an other than temporary decline in the estimated residual values of its direct financing leases.

The results for the six months ended June 30, 2002 included a charge of $1,314,000, net of a 37% minority interest for early extinguishment of debt in connection with the refinancing in January 2002 of a mortgage on properties leased to Best Buy Co., Inc. which was refinanced at a lower rate of interest.

Financial Condition:

There has been no material change in CIP(R)'s financial condition since December 13, 2002. Cash flows from operations of $15,754,000 and equity investments of $267,000 were $190,000 less than the total of dividends to shareholders of $11,899,000, scheduled mortgage principal installments of $2,929,000 and distributions to minority partners of $1,383,000. As of June 30, 2003, CIP(R) has in excess of $11,000,000 available for investment. CIP(R) and its affiliates are evaluating potential acquisitions in order to invest its available cash in new real estate investments to further diversify its portfolio, and projects that it will have sufficient cash flow from operations and equity investments to meet its cash flow objectives.

During 2003, CIP(R)'s investing activities included receiving $2,362,000 from the sale of a property in Broken Arrow, Oklahoma leased to Hobby Lobby, Inc., using $838,000 to purchase land at CIP(R)'s property and assuming an existing ground lease, as lessor, in Conway, Arkansas leased to Kroger Co. and using $734,000 to fund construction of an expansion at its hotel property in Toulouse, France. The Hobby Lobby lease had contributed annual rental revenues of $254,000. The ground lease on the Conway property is an obligation of Kroger and will generate additional annual rent of $62,000 for CIP(R). The expansion of the Toulouse hotel was completed in February 2003; however, CIP(R) is not currently receiving rent from the lessee until cash flows from hotel operations are in excess of certain obligations of the lessee. Based on current cash flow projections, CIP(R) expects to start receiving rents before the end of the year. The current occupancy rate at the Toulouse hotel is 56%. There is no assurance that current projections will be met.

In addition to the payment of dividends, scheduled principal mortgage payments and operating distributions to minority interest partners, CIP(R)'s financing activities for the six months ended June 30, 2003 included using $1,265,000 to pay off a mortgage loan in January 2003 and obtaining $583,000 from advances on a construction loan for the completion of the Toulouse hotel expansion. Annual debt service on the retired loan was $180,000.

In July 2003, CIP(R) used $6,525,000 to pay off its proportionate share of a mortgage loan on a property leased to Titan Corporation which it owns with an affiliate. Annual debt service on the retired loan was $1,332,000, of which CIP(R)'s share was $1,085,000. Balloon payments of approximately $12,928,000 are scheduled in 2004. CIP(R) expects to refinance the maturing loans but may use its available cash to satisfy the balloon payments. CIP(R)'s financing strategy has been to purchase substantially all of its properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of CIP(R)'s other assets. The use of limited recourse mortgage debt, therefore, allows CIP(R) to limit its exposure of all of its assets, and this strategy has allowed CIP(R) to diversify its portfolio of properties and, thereby, limit its risk. In the event that a balloon payment comes due, CIP(R) may seek to refinance the loan, restructure the debt with existing lenders, evaluate its ability to pay the balloon payment from its cash reserves or sell the property and use the proceeds to satisfy the mortgage debt. CIP(R) may seek to finance its unencumbered properties and use the proceeds to make additional investments in real estate. To the extent that CIP(R) obtains such financing, it may increase CIP(R)'s overall leverage. CIP(R)'s equity investees use the same financing strategy and have purchased their properties with a combination of equity and limited recourse mortgage debt.

CIP(R) expects to meet its capital requirements to fund future property acquisitions, capital expenditures on existing properties and scheduled debt maturities through long-term limited recourse mortgages and possibly unsecured indebtedness as well as use of its existing cash balances. CIP(R) is not currently seeking additional sources of refinancing such as an unsecured line of credit; however, its financing strategies could change in the future. Unsecured financing, if obtained, would require CIP(R) to meet financial covenants such as maintaining specific operating ratios and leverage ratios.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CIP(R) has reached an agreement-in-principle to sell its property leased to Nicholson Warehouse, L.P. for $4,350,000. Because of Nicholson's financial difficulties, it has not been able to pay rent in excess of CIP(R)'s debt service on the property. The proposed sale, if completed, therefore, would have little effect on CIP(R)'s operating cash flow.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND AGGREGATE CONTRACTUAL AGREEMENTS:

A summary of CIP(R)'s contractual obligations and commitments is as follows:

(in thousands)                          Total       2003        2004        2005         2006       2007      Thereafter
                                        -----       ----        ----        ----         ----       ----      ----------
Obligations:
  Limited recourse mortgage notes
     payable (1)                       $248,990    $11,004     $18,980     $11,578      $5,065     $15,006    $ 187,357
  Subordinated disposition fees           1,080                                                                   1,080
Commitments:
  Share of minimum rents payable
     under office cost-sharing
     agreement                              642         73         207         207         155
                                       --------    -------     -------     -------      ------     -------    ---------
                                       $250,712    $11,077     $19,187     $11,785      $5,220     $15,006     $188,437
                                       ========    =======     =======     =======      ======     =======    =========

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. CIP(R)'s maximum loss exposure is the carrying value of its equity investments. CIP(R) has evaluated and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs.

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

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. CIP(R) is currently evaluating whether this will have an impact on the financial statements.

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

CIP(R) owns marketable securities through its ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuations based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of June 30, 2003 the interests in CCMT had a fair value of $12,020,195.

Approximately $230,617,000 of CIP(R)'s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The annual interest rates on the fixed rate debt as of June 30, 2003 ranged from 6.95% to 10.00%. The annual interest rates on the variable rate debt as of June 30, 2003 ranged from 3.97% to 5.625%.

(in thousands)            2003          2004          2005         2006       2007       Thereafter       Total       Fair Value
                          ----          ----          ----         ----       ----       ----------       -----       ----------
Fixed rate debt          $10,259       $14,637       $7,532       $4,841     $14,726     $  178,622      $230,617      $237,949
Weighted average
    interest rate           9.38%         9.38%        8.32%        7.78%       8.44%          7.53%
Variable rate debt       $   745       $ 4,343       $4,046       $  224     $   280     $    8,735      $ 18,373      $ 18,373

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

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of June 30, 2003.

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

Based upon this review, the Company's Co-Chief Executive Officers and Chief Financial Officer have concluded that the Company's disclosure controls (as defined in Rule 13a-14(c) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART II

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual Shareholders' meeting was held on June 10, 2003, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:

Name Of Director           Total Shares Voting    Shares Voting Yes     Shares Voting No     Shares Abstaining
----------------           -------------------    -----------------     ----------------     -----------------
William P. Carey               16,339,689            16,261,969              5,039                  72,681
Francis X. Diebold             16,339,689            16,246,373             20,635                  72,681
William Ruder                  16,339,689            16,227,446             39,562                  72,681
George E. Stoddard             16,339,689            16,213,623             53,385                  72,681
Ralph F. Verni                 16,339,689            16,258,719              8,289                  72,681
Warren G. Wintrub              16,339,689            16,261,969              5,039                  72,681

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         31.1     Certification of Co-Chief Executive Officers.

         31.2     Certification of Chief Financial Officer.

         32.1     Certification of Co-Chief Executive Officers Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

     During the quarter ended June 30, 2003, the Company was not required to file any reports on Form 8-K.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED

           8/11/2003                   By: /s/ John J. Park
          -----------                      ----------------------------------
              Date                              John J. Park
                                                Managing Director and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

           8/11/2003                   By: /s/ Claude Fernandez
          -----------                      ----------------------------------
              Date                             Claude Fernandez
                                               Managing Director and
                                               Chief Accounting Officer
                                               (Principal Accounting Officer)