Form 10-Q
period 2003-09-30
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2003-11-12
CIK 873394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM -------------- TO --------------.

                         COMMISSION FILE NUMBER: 0-20016

                         -------------------------------

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

                        ---------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE

                          -----------------------------

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No[ ].

CIP(R) has no active market for common stock at November 10, 2003.

CIP(R) has 28,152,621 shares of common stock, $.001 par value outstanding at November 10, 2003.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                      INDEX

                                                                                    Page No.
                                                                                    --------
PART I

Item 1. - Financial Information*

            Condensed Consolidated Balance Sheets, as of September 30, 2003
            and December 31, 2002                                                        2

            Condensed Consolidated Statements of Income for the three and nine
            months ended September 30, 2003 and 2002                                   3-4

            Condensed Consolidated Statements of Comprehensive Income
            for the three and nine months ended September 30, 2003 and 2002              4

            Condensed Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2003 and 2002                                          5-6

            Notes to Condensed Consolidated Financial Statements                      7-12

Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                      13-20

Item 3. - Quantitative and Qualitative Disclosures About Market Risk                    21

Item 4. - Controls and Procedures                                                       21

PART II - Other Information

Item 4. -  Submission of Matters to a Vote of Security Holders                          22

Item 6. -  Exhibits and Reports on Form 8-K                                             22

Signatures                                                                              23

* The summarized condensed financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30, 2003         December 31, 2002
                                                                               ------------------         -----------------
                                                                                  (Unaudited)                  (Note)
                                                                                   ---------                    ----
         ASSETS:

Land and buildings, net of accumulated depreciation of $35,857,291 at
   September 30, 2003 and $30,938,834 at December 31, 2002                        $306,578,331              $300,808,511
Net investment in direct financing leases                                          122,678,356               133,955,555
Real estate under construction                                                               -                 5,725,416
Assets held for sale                                                                 5,592,634                 2,500,000
Equity investments                                                                  61,250,996                58,578,685
Cash and cash equivalents                                                           19,696,167                25,782,304
Marketable securities                                                               11,977,933                11,014,711
Other assets                                                                        12,094,691                11,861,713
                                                                                  ------------              ------------
         Total assets                                                             $539,869,108              $550,226,895
                                                                                  ============              ============

         LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                           $236,832,113              $248,519,101
Limited recourse mortgage note payable on assets held for sale                       2,995,731                 3,060,478
Accrued interest                                                                     1,776,006                 1,550,184
Accounts payable and accrued expenses                                                1,332,669                 1,832,633
Due to affiliates                                                                    2,459,967                 2,552,528
Dividends payable                                                                    6,007,318                 5,938,632
Other liabilities                                                                    6,096,316                 6,259,707
                                                                                  ------------              ------------
         Total liabilities                                                         257,500,120               269,713,263
                                                                                  ------------              ------------

Minority interest                                                                   15,689,730                13,703,146
                                                                                  ------------              ------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares;
   29,132,348 and 28,833,385 shares issued and outstanding at
   September 30, 2003 and December 31, 2002                                             29,132                    28,833
Additional paid-in capital                                                         312,725,726               308,659,610
Dividends in excess of accumulated earnings                                        (35,736,764)              (31,519,364)
Accumulated other comprehensive income                                               2,004,349                   956,456
                                                                                  ------------              ------------
                                                                                   279,022,443               278,125,535
Less, common stock in treasury at cost, 1,063,516 and 984,755 shares
   at September 30, 2003 and December 31, 2002                                     (12,343,185)              (11,315,049)
                                                                                  ------------              ------------
         Total shareholders' equity                                                266,679,258               266,810,486
                                                                                  ------------              ------------
         Total liabilities, minority interest and shareholders' equity            $539,869,108              $550,226,895
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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                              -------------                 -------------
                                                         2003             2002           2003            2002
                                                         ----             ----           ----            ----
Revenues:
  Rental income                                       $ 9,516,102      $ 9,349,160    $28,518,213    $24,367,683
  Interest income from direct financing
    leases                                              3,888,984        3,750,402     11,686,342      9,947,782
  Interest and other income                               418,171          192,417      1,490,328        251,973
                                                      -----------      -----------    -----------    -----------
                                                       13,823,257       13,291,979     41,694,883     34,567,438
                                                      -----------      -----------    -----------    -----------

Expenses:
  Interest                                              4,630,739        4,747,702     14,348,537     11,333,743
  Depreciation                                          1,733,560        1,616,676      5,177,833      3,988,478
  General and administrative                              915,792        1,066,135      2,852,066      2,955,974
  Property expenses                                     2,781,385        2,505,935      7,609,217      6,333,789
  Impairment charges on real estate                     3,800,000                -      4,474,372              -
  Charge on early extinguishment of debt                        -        1,770,618              -      3,857,001
                                                      -----------      -----------    -----------    -----------
                                                       13,861,476       11,707,066     34,462,025     28,468,985
                                                      -----------      -----------    -----------    -----------

     (Loss) income from continuing
       operations before minority interest,
       equity investments and gains and
       losses                                             (38,219)       1,584,913      7,232,858      6,098,453

Minority interest in income, net of charge
     on early extinguishment of debt of
     $1,011,353 in 2002                                  (779,690)        (414,672)    (2,246,531)      (345,780)
Income from equity investments                          2,518,428        2,388,924      8,009,456      6,357,368
                                                      -----------      -----------     ----------    -----------

     Income from continuing operations
       before gains and losses                          1,700,519        3,559,165     12,995,783     12,110,041

Unrealized gain on foreign currency
     transactions                                         119,789                -        119,789              -
Reversal of unrealized gain on warrants in
     connection with disposition                                -                -              -     (2,128,000)
Gain on sale of warrants, net                                   -                -              -      1,992,678
                                                      -----------      -----------    -----------    -----------

     Income from continuing operations                  1,820,308        3,559,165     13,115,572     11,974,719
                                                      -----------      -----------     ----------    -----------

Discontinued operations:
   Income from operations of discontinued
       properties                                         106,750           95,942        361,772        174,824
   Gain on sale of real estate                                                   -        257,599          8,774
   Impairment charge on assets held for sale                    -       (1,090,347)             -     (1,090,347)
                                                      -----------      -----------    -----------    -----------

     Income (loss) from discontinued
     operations                                           106,750         (994,405)       619,371       (906,749)
                                                      -----------      -----------    -----------    -----------

     Net income                                       $ 1,927,058      $ 2,564,760    $13,734,943    $11,067,970
                                                     ============      ===========    ===========    ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                   (continued)

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
                                                   -------------                -------------
                                                 2003           2002          2003          2002
                                                 ----           ----          ----          ----

Basic earnings per share:
     Earnings from continuing operations     $       .07    $       .13    $       .47   $       .47
     Earnings from discontinued operations             -           (.04)           .02          (.04)
                                             -----------    -----------    -----------   -----------
         Net income                          $       .07    $       .09    $       .49   $       .43
                                             ===========    ===========    ===========   ===========

Diluted earnings per share:
     Earnings from continuing operations     $       .07    $       .13    $       .46   $       .46
     Earnings from discontinued operations             -           (.04)           .02          (.03)
                                             -----------    -----------    -----------   -----------
         Net income                          $       .07    $       .09    $       .48   $       .43
                                             ===========    ===========    ===========   ===========

Weighted average common shares
   outstanding-basic                          28,382,907     27,871,349     27,986,388    25,420,864
                                             ===========    ===========    ===========   ===========

Weighted average common shares
   outstanding-diluted                        28,946,588     28,435,030     28,550,069    25,984,545
                                             ===========    ===========    ===========   ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                               Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                                  -------------             -------------
                                               2003          2002        2003             2002
                                               ----          ----        ----             ----
Net income                                  $1,927,058    $2,564,760   $13,734,943    $11,067,970
                                            ----------    ----------   -----------    -----------

Other comprehensive income:
   Change in unrealized gain (loss) on
      marketable securities                      5,185        (4,616)    1,106,021         (4,616)
   Change in foreign currency translation
      adjustment                              (647,190)      133,526       (58,128)       659,946
                                            ----------    ----------   -----------    -----------
Other comprehensive (loss) income             (642,005)      128,910     1,047,893        655,330
                                            ----------    ----------   -----------    -----------

   Comprehensive income                     $1,285,053    $2,693,670   $14,782,836    $11,723,300
                                            ==========    ==========   ===========    ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                Nine Months Ended September 30,
                                                                                                -------------------------------
                                                                                                   2003                2002
                                                                                                   ----                ----
Cash flows from operating activities:
   Net income                                                                                   $13,734,943        $ 11,067,970
   Adjustments to reconcile net income to net cash provided by continuing operations:
     (Income) loss from discontinued operations                                                    (619,371)            906,749
     Depreciation and amortization                                                                5,742,159           4,239,359
     Income from equity investments in excess of distributions received                          (3,190,848)         (2,078,315)
     Charge on extinguishment of debt                                                                     -           3,857,001
     Minority interest in income                                                                  2,246,531             345,780
     Straight-line rent adjustments                                                                (559,580)           (647,142)
     Unrealized gains on foreign currency transactions                                             (119,789)                  -
     Reversal of unrealized gain on warrants in connection with disposition                               -           2,128,000
     Gain on sale of warrants                                                                             -          (1,992,678)
     Impairment charges on real estate                                                            4,474,372                   -
     Issuance of shares in satisfaction of performance fees                                       2,685,009           2,219,269
     Prepayment premium paid on extinguishment of debt                                                    -          (3,439,377)
     Net change in operating assets and liabilities, net of assets and
       liabilities acquired                                                                        (569,917)         (1,729,114)
                                                                                                -----------        ------------
     Net cash provided by continuing operations                                                  23,823,509          14,877,502
     Net cash provided by (used in) discontinued operations                                         370,829             466,812
                                                                                                -----------        ------------
        Net cash provided by operating activities                                                24,194,338          15,344,314
                                                                                                -----------        ------------

Cash flows from investing activities:
     Distributions from operations of equity investments in excess of equity income                 518,537             505,679
     Payment of leasing costs                                                                             -            (244,237)
     Acquisition of real estate and additional capitalized costs                                 (1,554,831)         (2,625,746)
     Redemption of dissenter interests with acquisition of business operations                            -          (1,774,385)
     Costs incurred in connection with acquisition of business operations                                 -            (615,766)
     Cash acquired on acquisition of business operations                                                  -             765,493
     Proceeds from sale of securities and real estate                                             2,361,741           4,484,315
     Purchase of securities                                                                               -         (14,777,285)
                                                                                                -----------        ------------
        Net cash provided by (used in) investing activities                                       1,325,447         (14,281,932)
                                                                                                -----------        ------------

Cash flows from financing activities:
     Purchase of treasury stock                                                                  (1,028,136)         (1,232,731)
     Prepayment of mortgage payable                                                              (9,274,825)        (66,948,469)
     Payments of mortgage principal                                                              (4,500,978)         (3,641,487)
     Proceeds from mortgages                                                                        565,185         120,110,222
     Proceeds from stock issuance                                                                 1,381,406           1,067,092
     Distributions to minority partners                                                          (1,961,810)         (1,179,278)
     Capital distributions to minority partners                                                           -          (2,745,674)
     Contributions from minority partners                                                         1,496,328             257,982
     Payment of financing costs                                                                    (442,637)         (4,157,122)
     Dividends paid                                                                             (17,883,657)        (14,999,570)
                                                                                                -----------        ------------
        Net cash (used in) provided by financing activities                                     (31,649,124)         26,530,965
                                                                                                -----------        ------------

        Effect of exchange rate changes on cash                                                      43,202              14,417
                                                                                                -----------        ------------

        Net (decrease) increase in cash and cash equivalents                                     (6,086,137)         27,607,764

Cash and cash equivalents, beginning of period                                                   25,782,304           7,388,480
                                                                                                -----------        ------------

        Cash and cash equivalents, end of period                                                $19,696,167        $ 34,996,244
                                                                                                ===========        ============

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

Note 2. Interest in Mortgage Loan Securitization:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust mortgage securitization as an available-for-sale security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of September 30, 2003, the fair value of the Company's interest was $11,977,933, reflecting an aggregate unrealized gain of $1,557,753 and cumulative net amortization of $196,465 ($142,799 for the nine months ended September 30, 2003). The fair value of the Company's interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the interest based on adverse changes in the market interest rates of 1% and 2% is as follows:

                                  Fair Value as of
                                 September 30, 2003    1% Adverse Change    2% Adverse Change
                                 ------------------    -----------------    -----------------
Fair value of the interests         $11,977,933           $11,388,024          $10,838,242

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

Note 3. Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month and nine-month periods ended September 30, 2003 and 2002 were calculated as follows:

                                                                    Three Months Ended September 30,
                                                                    --------------------------------
                                                                        2003                2002
                                                                        ----                ----
Income from continuing operations                                   $ 1,820,308          $ 3,559,165
Income (loss) from discontinued operations                              106,750             (994,405)
                                                                    -----------          -----------
Net income                                                          $ 1,927,058          $ 2,564,760
                                                                    ===========          ===========

Weighted average shares - basic                                      28,382,907           27,871,349
Effect of dilutive securities:  Stock warrants                          563,681              563,681
                                                                    -----------          -----------
Weighted average shares - diluted                                    28,946,588           28,435,030
                                                                    ===========          ===========

Basic earnings per share from continuing operations                 $       .07          $       .13
Basic loss from discontinued operations                                       -                 (.04)
                                                                    -----------          -----------
Basic earnings per share                                            $       .07          $       .09
                                                                    ===========          ===========

Diluted earnings per share from continuing operations               $       .07          $       .13
Diluted loss from discontinued operations                                     -                 (.04)
                                                                    -----------          -----------
Diluted  earnings per share                                         $       .07          $       .09
                                                                    ===========          ===========

                                                                     Nine Months Ended September 30,
                                                                    --------------------------------
                                                                        2003                2002
                                                                        ----                ----
Income from continuing operations                                   $ 12,115,572         $11,974,719
Income (loss) from discontinued operations                               619,371            (906,749)
                                                                    ------------          ----------
Net income                                                          $ 12,734,943         $11,067,970
                                                                    ============          ==========

Weighted average shares - basic                                       27,986,388          25,420,864
Effect of dilutive securities:  Stock warrants                           563,681             563,681
                                                                    ------------         -----------
Weighted average shares - diluted                                     28,550,069          25,984,545
                                                                    ============         ===========

Basic earnings per share from continuing operations                 $        .47         $       .47
Basic earnings (loss) from discontinued operations                           .02                (.04)
                                                                    ------------         -----------
Basic earnings per share                                            $        .49         $       .43
                                                                    ============         ===========

Diluted earnings per share from continuing operations               $        .46         $       .46
Diluted earnings (loss) from discontinued operations                         .02                (.03)
                                                                    ------------         -----------
Diluted earnings per share                                          $        .48         $       .43
                                                                    ============         ===========

Note 4. Transactions with Related Parties:

In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and Carey Asset Management Corp, a wholly-owned subsidiary of W. P. Carey & Co. LLC (the "Advisor"), provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1/% of Average Invested Assets as defined in the Advisory Agreement. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $890,862 and $903,670 for the three months ended September 30, 2003 and 2002, respectively, and $2,676,628 and $2,444,627 for the nine months ended September 30, 2003 and 2002, respectively, with performance fees in like amount. The Company incurred personnel cost reimbursements of $364,075 and $404,141 for the three months ended September 30, 2003 and 2002 and $1,183,708 and $1,107,947 for the nine months ended September 30, 2003 and 2002, respectively.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

Note 5. Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the nine-month periods ended September 30, 2003 and 2002 are as follows:

                                                 2003          2002
                                                 ----          ----
Per Statements of Income:
    Rental income from operating leases       $28,518,213   $24,367,683
    Interest from direct financing leases      11,686,342     9,947,782

Adjustments:
    Share of leasing revenue applicable to
       minority interest                       (4,091,291)   (1,567,855)
    Share of leasing revenue from equity
       investments                             13,540,869    11,833,535
                                              -----------   -----------
                                              $49,654,133   $44,581,145
                                              ===========   ===========

For the nine-month periods ended September 30, 2003 and 2002, the Company earned its net lease revenues from its investments as follows:

                                           2003       %         2002       %
                                           ----       -         ----       -
Marriott International, Inc. (a)       $ 6,738,631    14%   $ 5,152,873    12%
Omnicom Group, Inc.                      3,274,527     7      3,199,034     7
Information Resources, Inc. (b)          2,612,482     5      2,136,282     5
Advanced Micro Devices, Inc. (a)         2,444,203     5      2,444,203     5
Electronic Data Systems Corporation      2,255,197     5      2,121,247     5
Best Buy Co., Inc. (b)                   2,221,053     4      2,237,362     5
Titan Corporation (b)                    1,687,466     3      1,138,940     3
ShopRite Supermarkets, Inc. (b)          1,577,378     3      1,562,459     4
Lucent Technologies, Inc.                1,526,478     3      1,480,859     3
UTI Holdings, Inc.                       1,345,114     3      1,330,472     3
EnviroWorks, Inc.                        1,306,433     3        725,796     2
New WAI, L.P./Warehouse Associates       1,290,047     3        716,693     2
Garden Ridge, Inc.                       1,205,404     2      1,180,019     3
Q Clubs, Inc.                            1,112,443     2      1,077,374     2
Del Monte Corporation (a)                1,108,285     2      1,012,553     2
Sicor, Inc. (a)                          1,104,552     2      1,104,552     3
Barnes & Noble, Inc.                     1,099,641     2      1,085,946     2
Merit Medical Systems, Inc.              1,099,053     2      1,099,053     3
Childtime Childcare, Inc.                1,091,879     2        792,214     1
The Upper Deck Company (a)               1,089,165     2      1,089,165     2
Compucom Systems, Inc. (a)               1,056,033     2      1,030,188     2
Michigan Mutual Insurance Company        1,021,697     2      1,022,266     2
Plexus Corp.                               958,954     2        951,520     2
Bell Sports Corp.                          894,167     2        881,303     2
Other                                    8,533,851    18      8,008,772    18
                                       -----------   ---    -----------   ---
                                       $49,654,133   100%   $44,581,145   100%
                                       ===========   ===    ===========   ===

(a) Represents the Company's proportionate share of lease revenues from its equity investments.

(b)  Net of amounts applicable to minority interests.

For the nine-month period ended September 30, 2003, lessees were responsible for the direct payment of approximately $4,946,000 of real estate taxes on behalf of the Company.

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

Summarized financial information of the Company's equity investees is as follows:

(in thousands)                                       September 30, 2003   December 31, 2002
                                                     ------------------   -----------------
Assets (primarily real estate)                            $341,066             $343,846
Liabilities (primarily mortgage notes payable)             206,586              212,820
Shareholders' and members' equity                          134,480              131,026

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                               2003                  2002
                                                               ----                  ----
Revenues (primarily rental income and interest income from
    direct financing leases)                                 $ 31,407              $ 31,918
Expenses (primarily interest on mortgage and depreciation)    (15,453)              (15,979)
                                                             --------              --------
Net income                                                   $ 15,954              $ 15,939
                                                             ========              ========

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

The Company owns a property in Maple Heights, Ohio leased to Nicholson Warehouse, L.P. and a vacant property in Austin, Texas which are held for sale as of September 30, 2003. The Austin property was sold on October 24, 2003 for approximately $2,550,000.

The results of operations of the two properties held for sale as of September 30, 2003 and properties in Broken Arrow, Oklahoma and Little Rock, Arkansas that were sold in April 2003 and June 2002, respectively, are included as "Discontinued Operations" and are summarized as follows:

                                                                    Nine Months Ended
                                                                      September 30,
                                                                      -------------
                                                                    2003          2002
                                                                    ----          ----
Revenues (primarily rental revenues and  miscellaneous income)   $ 725,570     $   768,617
Expenses (primarily interest on mortgages, depreciation and
   property expenses)                                             (363,798)       (593,793)
Gain on sale of real estate                                        257,599           8,774
Impairment charge on assets held for sale                                -      (1,090,347)
                                                                 ---------     -----------
    Income (loss)  from discontinued operations                  $ 619,371     $  (906,749)
                                                                 =========     ===========

As a result of classifying the properties as held for sale, no depreciation has been incurred from the date of reclassification. The effect of suspending depreciation expense was to reduce the expense by $65,000 and $195,000 for the three-month and nine-month periods ended September 30, 2003 and had no effect for the three-month and nine-month periods ended September 30, 2002.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

Note 8. Impairment Charges on Real Estate:

The Company determined that an other than temporary decline in estimated residual value had occurred at two properties which were classified as net investment in direct financing leases in the accompanying condensed consolidated financial statements. The accounting for the direct financing leases was revised using the changed estimates, which resulted in the recognition of impairment charges of (i) $436,831 on the Company's property in Owingsville, Kentucky leased to Custom Foods Products, Inc. and (ii) $237,539 on its property in the United Kingdom leased to Gloystarne, Inc. ("Gloystarne"). In 2003, Gloystarne entered into receivership and management has concluded that the existing lease will be terminated. As a result, the property has been reclassifed to real estate accounted for under the operating method. In connection with the reclassification, the property was written down to its estimated fair value and an impairment charge of $3,800,000 has been recognized.

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

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The Company adopted this Statement effective January 1, 2003 and the adoption did not have a material effect on the Company's financial statements. The Company no longer classifies gains and losses for the extinguishment of debt as extraordinary items.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However,

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions for valuing stock-based compensation of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The Company does not have any employees nor any stock-based compensation plans.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. On October 8, 2003, the FASB staff issued a FASB Staff Position ("FSP") which deferred the effective date of FIN 46 until December 31, 2003 for VIEs created prior to February 1, 2003. The Company's maximum loss exposure is the carrying value of its equity investments. The Company has evaluated the potential impact and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the financial statements.

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. The FASB recently issued FSP 150-3, which defers the provisions of paragraph 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has interests in four limited partnerships that are consolidated and that are considered mandatorily redeemable controlling interests with finite lives. In accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value and fair value of these minority interests are approximately $9,505,000 and $34,886,000, respectively, at September 30, 2003.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Carey Institutional Properties Incorporated's ("CIP(R)") condensed consolidated financial statements and notes thereto as of September 30, 2003 included in this quarterly report and CIP(R)'s Annual Report on Form 10-K for the year ended December 31, 2002. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievement of CIP(R) to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CIP(R) that the results or conditions described in such statements or the objectives and plans of CIP(R) will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2002 provides a description of CIP(R)'s business objectives, acquisition and financing strategies and risk factors which could affect future operating results.

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

Operating real estate is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. No interest was capitalized in the nine months ended September 30, 2003. CIP(R) considers a build-to-suit project as substantially completed upon the completion of improvements, but no later than a date that is negotiated and stated in the lease. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. CIP(R) allocates costs incurred between the portions under construction and the portions substantially completed and only capitalizes those costs associated with the portion under construction.

In connection with CIP(R)'s acquisition of properties, purchase costs will be allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values in accordance with SFAS No. 141, "Business Combinations." The value of the tangible assets, consisting of land, buildings and tenant improvements, will be determined as if vacant. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships will be recorded at their relative fair values.

CIP(R) records above-market and below-market in-place lease values for owned properties based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the properties and (ii) an estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value is amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value is amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

The total amount of other intangible assets is allocated to in-place lease values and tenant relationship intangible values based on CIP(R)'s evaluation of the specific characteristics of each tenant's lease and its overall relationship with each tenant. Characteristics considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. The aggregate value of other intangible assets acquired is measured based on the difference between (i) the property valued with an in-place lease adjusted to market rental rates and (ii) the property valued as if vacant. Independent appraisals or our estimates are considered in determining these values.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. CIP(R) also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs will include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on an assessment of specific market conditions. CIP(R) estimates costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.

The value of in-place leases are amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles are amortized to expense over the initial and renewal terms of the leases but no amortization period for intangible assets will exceed the remaining depreciable life of the building.

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

When assets are identified by management as held for sale, CIP(R) discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If in Management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized, and a valuation allowance is established. If circumstances arise that previously were considered unlikely and, as a result, CIP(R) decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.

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

To the extent that investments and subsidiaries account for their financial position and results of operations in a functional currency other than U.S. dollars, it is necessary for CIP(R) to translate from the functional currency to U.S. dollars. The functional currency is the currency of the primary economic environment in which the real estate investments or subsidiary operates. The translation of the functional currency for assets and liabilities uses the current exchange rate as of the balance sheet date and for revenues and expenses uses a weighted average exchange rate during the period. Gains and losses resulting from foreign currency translation adjustments are reported as a component of other comprehensive income as part of shareholders' equity.

Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income for the period in which the

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

exchange rate changes. Likewise, a transaction gain or loss measured from the transaction date or the most recent intervening balance sheet date, whichever is later, realized upon settlement of a foreign currency transaction generally is included in net income from the period in which the transaction is settled. Foreign currency transactions are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholders' equity if (i) they are designated as, and are effective as, economic hedges of a net investment or are (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the financial statements.

Public business enterprises are required to report financial and descriptive information about their reportable operating segments. Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of its portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing CIP(R)'s ability to meet distribution objectives, increase the dividend and increase value by evaluating potential investments in single tenant net lease real estate and by seeking opportunities such as refinancing mortgage debt at lower rates of interest, restructuring leases or paying off lenders at a discount to the face value of the outstanding mortgage balance. As of September 30, 2003 and 2002, CIP(R) owned real estate in the United States, the United Kingdom and France.

RESULTS OF OPERATIONS:

For the three-month and nine-month periods ended September 30, 2003, CIP(R)'s net income was $1,927,000 and $13,735,000, respectively, as compared with net income of $2,565,000 and $11,068,000 for the three-month and nine-month periods ended September 30, 2002. The results for the three-month and nine-month periods ended September 30, 2002 included charges on the early extinguishment of debt of $1,532,000 and $2,846,000, net of the portion of such charges applicable to minority interest owners and, for the three-month and nine-month periods ended September 30, 2003, the results included noncash impairment charges of $3,800,000 and $4,474,000 respectively. Income from continuing operations decreased by $2,739,000 and increased by $141,000 for the comparable three-month and nine-month periods, respectively. CIP(R) results included increases in lease revenues, interest and other income and income from equity investments which were partially offset by increases in property expense, and for the nine-month periods, an increase in interest expense.

On May 1, 2002, CIP(R) acquired the business operations of Corporate Property Associates 10 Incorporated ("CPA(R):10"), an affiliate, with investments in net lease real estate and with the same objectives as CIP(R)'s, through a merger approved by the shareholders of both companies. CIP(R) increased its asset base by acquiring interests in 45 properties with a fair value of $139,716,000 and assumed interests in 17 leases with 14 tenants. CIP(R) also acquired limited recourse mortgage debt with a fair value of $52,077,000 as of the date of acquisition. The merger with CPA(R):10 in May 2002, had no effect on the comparability of the three-month period; however, the merger had a substantial effect on the comparable nine-month period.

Lease revenues increased $306,000 and $5,890,000 for the comparable three and nine-month periods with $167,000 and $326,000 of the increases due to rent increases and $4,213,000 in the comparable nine-month periods representing lease revenues from interests acquired from CPA(R):10. As a result of changes in ownership of certain properties from tenancy-in-common to controlling interests in a limited partnership and a limited liability company, rents from Childtime Childcare, Inc. and ShopRite Supermarket, Inc. have been consolidated in the accounts of CIP(R) since August 2002. Prior to the change in ownership, revenues and expenses were recorded based on a proportional basis. Such change increased lease revenues by $381,000 and $1,139,000 for the three-month and nine-month periods, respectively; however it had no effect on net income.

In April 2003, Kmart Corporation terminated its lease for its Denton, Texas store in connection with its bankruptcy reorganization. Annual rent from the Denton store was $215,000. Kmart affirmed its leases for its properties in Drayton Plains, Michigan and Citrus Hills, California, which contribute aggregate annual lease revenues of $390,000. Kmart's plan of reorganization was confirmed by the bankruptcy court and it emerged from bankruptcy on May 6, 2003. CIP(R) is seeking to re-lease the Denton property. CIP(R) leases a property in the United Kingdom to Gloystarne & Co., Ltd. at an annual rent of approximately $610,000. In 2003, Gloystarne entered into receivership and is selling its business. The

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

current occupant of the property is under no obligation to accept the current lease and CIP(R) believes the lease will be terminated. CIP(R) is in discussions with the occupant to enter into a six-month agreement at the current rent and followed by a new lease with an initial term of five-years. There is no assurance that an agreement will be reached nor that the rent under any lease will reach the levels under the Gloystarne lease. As a result, CIP(R) has written down the property to its estimated fair value and recorded an impairment charge of $3,800,000 on the Gloystarne property as of September 30, 2003.

Interest and other income increased $226,000 and $1,238,000 for the comparable three and nine-month periods primarily as a result of interest income earned from CIP(R)'s subordinated interest in Carey Commercial Mortgage Trust which was acquired in September 2002. Interest income from the mortgage trust participation was $388,000 and $1,197,000 for the three-month and nine-month periods ended September 30, 2003, respectively and $151,000 for both the three-month and nine-month periods ended September 30, 2002.

Income from equity investments has increased $1,652,000 for the comparable nine-month periods primarily as a result of CIP(R)'s ownership interest in Marcourt Investments, Inc., a lessee of 13 Courtyard by Marriott hotels, increasing from 24% to 47% as a result of the CPA(R):10 merger. Equity income for both the three and nine-month periods also benefited from rent increases at properties leased to Del Monte Corporation and Compucom Systems, Inc.

Property expense for the comparable nine-month periods increased $1,275,000, primarily due to an increase in asset management fees and performance fees and costs related to a property in Golden, Colorado formerly leased to Bolder Technologies Corporation, including environmental cleanup costs of $519,000 at the property. The cleanup was undertaken voluntarily and was not subject to any regulatory requirements. Asset management and performance fees increased as a result of the real estate assets acquired in the CPA(R):10 merger. Property expense increased for the comparable three-month periods, primarily as a result of an increase to provision for uncollected rent as a result of arrearages from the Holiday Inn in Toulouse, France. In October 2003, CIP(R) sold its vacant property in Austin, Texas which had been classified as a discontinued operation. Annual carrying costs of the Austin property were $108,000. During the nine months ended September 30, 2003, CIP(R) recognized impairment charges of $4,474,000 on properties leased to Custom Foods Products, Inc. and Gloystarne.

Minority interest income for the three and nine-months ended September 30, 2002 includes charges on extinguishment of debt of $239,000 and $1,011,000 for minority partners' share of charges incurred in connection with paying off existing loans on properties leased to Best Buy Co.Inc., Childtime Childcare, Inc. and ShopRite Supermarkets, Inc.

CIP(R) has reached an agreement to sell its property leased to Nicholson Warehouse, L.P. for $4,350,000. Because of Nicholson's financial difficulties, it has not been able to pay rent in excess of CIP(R)'s debt service on the property. The proposed sale, if completed, therefore, would have little effect on CIP(R)'s operating cash flow.

FINANCIAL CONDITION:

There has been no material change in CIP(R)'s financial condition since December 31, 2002. Cash flows from operations of $24,194,000 and equity investments of $519,000 were sufficient to fund dividends to shareholders of $17,884,000, scheduled mortgage principal installments of $4,501,000 and distributions to minority partners of $1,962,000. In addition, CIP(R) received $2,550,000 from the sale of the Austin property in October 2003.

During 2003, CIP(R)'s investing activities included receiving $2,362,000 from the sale of a property in Broken Arrow, Oklahoma leased to Hobby Lobby, Inc., using $838,000 to purchase land at CIP(R)'s property and assuming an existing ground lease, as lessor, in Conway, Arkansas leased to Kroger Co. and using $713,000 to fund construction of an expansion at its hotel property in Toulouse, France. The Hobby Lobby lease had contributed annual rental revenues of $254,000. The ground lease on the Conway property will contribute additional annual rent of $62,000. The expansion of the Toulouse hotel was completed in February 2003; however, CIP(R) is not currently receiving rent from the lessee until cash flows from hotel operations are in excess of certain obligations of the lessee. Based on current cash flow projections, CIP(R) expects to start receiving rents during the fourth quarter. The current occupancy rate at the Toulouse hotel is 65%. There is no assurance that current projections will be met.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition to the payment of dividends, scheduled principal mortgage payments and operating distributions to minority interest partners, CIP(R)'s financing activities for the nine months ended September 30, 2003 included using $1,265,000 to pay off a mortgage loan in January 2003 and $8,010,000 to payoff a mortgage loan on the Titan Corporation property in July 2003, for which CIP(R)'s minority partner, an affiliate, provided $1,496,000 to fund its share of the balloon payment. In addition, CIP(R) obtained $565,000 from advances on a construction loan for the completion of the Toulouse hotel expansion. Annual debt service on the retired loans was $1,512,000.

Balloon payments on the limited recourse mortgage debt of $12,928,000 are scheduled in 2004. CIP(R) expects to refinance the maturing loans but may use its available cash to satisfy a portion of the balloon payments. CIP(R)'s financing strategy has been to purchase substantially all of its properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of CIP(R)'s other assets. The use of limited recourse mortgage debt, therefore, allows CIP(R) to limit its exposure of all of its assets, and this strategy has allowed CIP(R) to diversify its portfolio of properties and, thereby, limit its risk. In the event that a balloon payment comes due, CIP(R) may seek to refinance the loan, restructure the debt with existing lenders, evaluate its ability to pay the balloon payment from its cash reserves or sell the property and use the proceeds to satisfy the mortgage debt. CIP(R) may seek to finance its unencumbered properties and use the proceeds to make additional investments in real estate. To the extent that CIP(R) obtains such financing, it may increase CIP(R)'s overall leverage. CIP(R)'s equity investees use the same financing strategy and have purchased their properties with a combination of equity and limited recourse mortgage debt.

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

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND AGGREGATE CONTRACTUAL AGREEMENTS:

A summary of CIP(R)'s contractual obligations and commitments is as follows:

(in thousands)                          Total        2003       2004        2005       2006       2007      Thereafter
                                        -----        ----       ----        ----       ----       ----      ----------
Obligations:
  Limited recourse mortgage notes
     payable (1)                       $239,828     $1,570     $18,984     $11,582    $5,071     $15,012    $  187,609
  Subordinated disposition fees           1,080                                                                  1,080
Commitments:
  Share of minimum rents payable
     under office cost-sharing
     agreement                              591         22         207         207      155
                                       --------         --     -------     -------    ------     -------    ----------
                                       $241,499     $1,592     $19,191     $11,789    $5,226     $15,012    $  188,689
                                       ========     ======     =======     =======    ======     =======    ==========

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

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. CIP(R) adopted this statement effective January 1, 2003, and the adoption did not have a material affect on CIP(R)'s financial statements. CIP(R) no longer classifies gains and losses for the extinguishment of debt as extraordinary items.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions for valuing stock-based compensation of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. CIP(R) does not have any employees nor any stock-based compensation plans.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. On October 8, 2003, the FASB staff issued a FASB Staff Position ("FSP") which deferred the effective date of FIN 46 until December 31, 2003 for VIEs created prior to February 1, 2003. CIP(R)'s maximum loss exposure is the carrying value of its equity investments. CIP(R) has evaluated the potential impact and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the financial statements.

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. The FASB recently issued FSP 150-3, which defers the provisions of paragraph 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. CIP(R) has interests in four limited partnerships that are consolidated and that are considered mandatorily redeemable controlling interests with finite lives. In accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value and fair value of these minority interests are approximately $9,505,000 and $34,886,000, respectively, at September 30, 2003.

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

CIP(R) owns marketable securities through its ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuations based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of September 30, 2003 the interests in CCMT had a fair value of approximately $11,978,000.

Approximately $221,610,000 of CIP(R)'s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The annual interest rates on the fixed rate debt as of September 30, 2003 ranged from 6.95% to 10.00%. The annual interest rates on the variable rate debt as of September 30, 2003 ranged from 3.58% to 5.63%.

(in thousands)         2003        2004        2005        2006        2007      Thereafter      Total    Fair Value
                       ----        ----        ----        ----        ----      ----------      -----    ----------
Fixed rate debt      $  1,143    $ 14,638    $  7,533    $  4,844    $ 14,729    $  178,723    $221,610   $  224,439
Weighted average
    interest rate        8.06%       9.38%       8.32%       7.78%       8.44%         7.51%
Variable rate debt   $    427    $  4,345    $  4,049    $    227    $    284    $    8,886    $ 18,218   $   18,218

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

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of September 30, 2003.

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART II

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 2003, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  31.1     Certification of Co-Chief Executive Officers

                  31.2     Certification of Chief Financial Officer

                  32.1 Certification of Co-Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2     Certification of Chief Financial Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

         During the quarter ended September 30, 2003, the Company was not required to file any reports on Form 8-K.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CAREY INSTITUTIONAL PROPERTIES INCORPORATED

11/10/2003                             By: /s/ John J. Park
   Date                                    -------------------------------------
                                               John J. Park
                                               Managing Director and
                                               Chief Financial Officer
                                               (Principal Financial Officer)


11/10/2003                             By: /s/ Claude Fernandez
   Date                                    -------------------------------------
                                               Claude Fernandez
                                               Managing Director and
                                               Chief Accounting Officer
                                               (Principal Accounting Officer)