Form 10-K
period 2003-12-31
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2004-03-25
CIK 873394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO
                                       --------------    --------------.

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

                            -------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].

         Registrant has no active market for its common stock as of March 12, 2004. Non-affiliates held 26,019,031 shares as of March 12, 2004.

         As of March 12, 2004, there are 28,180,173 shares of common stock of Registrant outstanding.

         CIP(R) incorporates by reference its definitive Proxy Statement with respect to its 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Report.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART I

Item 1. Business.

Carey Institutional Properties Incorporated ("CIP(R)") is a real estate investment trust ("REIT") that acquires and owns commercial properties leased to companies nationwide and internationally, primarily on a triple net basis. As of December 31, 2003, CIP(R)'s portfolio consisted of 101 properties leased to 45 tenants and totaling more than 8,291,000 million square feet.

CIP(R)'s core investment strategy is to own and manage its portfolio of properties leased to a variety of companies on a single tenant net lease basis, to maximize shareholder returns. Additional properties may be bought and net leased if appropriate opportunities arise. These leases generally place the economic burden of ownership on the tenant by requiring them to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses. CIP(R) also generally includes in its leases:

                  - clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index or other indices in the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

                  - covenants restricting the activity of the tenant to reduce the risk of a change in credit quality;

                  - indemnification of CIP(R) for environmental and other liabilities; and

                  -        guarantees from parent companies or other entities.

On December 14, 2001, Corporate Property Associates 10 Incorporated ("CPA(R):10"), another real estate investment trust managed by W. P. Carey & Co. LLC ("WPC"), entered into a merger agreement with CIP(R). The transaction was approved by the holders of over two-thirds of the outstanding shares of CPA(R):10 and CIP(R) on April 16, 2002 and CPA(R):10 merged with and into CIP(R) effective May 1, 2002. Upon consummation of the merger, CPA(R):10 ceased to exist.

CIP(R) was formed as a Maryland corporation on February 15, 1991. Between August 1991 and August 1993, CIP(R) sold a total of 14,167,581 shares of common stock for a total of $141,675,810 in gross offering proceeds. In 1995, CIP(R)'s board of directors authorized a private placement of common stock. Through December 31, 1999, CIP(R) had issued a total of 6,250,262 shares for a total of $74,440,000 in connection with the private placement. Through December 31, 2003, CIP(R) has also issued 1,486,990 shares through its dividend reinvestment plan. These proceeds have been combined with limited recourse mortgage debt to purchase CIP(R)'s property portfolio. As a REIT, CIP(R) is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

One of CIP(R)'s objectives is to provide liquidity for its shareholders beginning eight to twelve years after the net proceeds of its public offerings were substantially invested. CIP(R) is within that period and the Board of Directors is evaluating liquidity options. CIP(R) is working to present a liquidity plan to shareholders before the end of the second quarter; however, there is no assurance that the Board of Directors will approve any liquidity options within such period.

WPC, CIP(R)'s advisor, provides both strategic and day-to-day management for CIP(R), including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. WPC also provides office space and other facilities for CIP(R). WPC has dedicated senior executives in each area of its organization so that CIP(R) functions as a fully integrated operating company. CIP(R) pays asset management fees to WPC and pays certain transactional fees. CIP(R) also reimburses WPC for certain expenses. WPC also serves in this capacity for Corporate Property Associates 12 Incorporated, Corporate Property Associates 14 Incorporated, Corporate Property Associates 15 Incorporated and Corporate Property Associates 16 - Global Incorporated. WPC is a publicly-traded company on the New York Stock Exchange and Pacific Exchange under the symbol "WPC."

CIP(R)'s principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 2003, CIP(R) had no employees. WPC employs 120 individuals who perform services for CIP(R).

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

BUSINESS OBJECTIVES AND STRATEGY

CIP(R)'s objectives are to:

         - pay quarterly dividends at an increasing rate that for taxable shareholders are partially free from current taxation;

         -        provide inflation protected income;

         - own a diversified portfolio of net-leased real estate that will increase in value; and

         - increase the value of its shares by increasing the equity in its real estate by making regular mortgage principal payments.

CIP(R) seeks to achieve these objectives by holding industrial and commercial properties each net leased to a single corporate tenant. CIP(R) intends its portfolio to be diversified by geography, property type and by tenant. As described above, CIP(R)'s board of directors has begun exploring options for the liquidation of the company, either through the merger with CPA(R):15 described above, or through other means. Once liquidation begins, the business objectives and strategy could change to maximizing shareholder returns upon the liquidation of properties.

DEVELOPMENTS DURING 2003

CIP(R) leases a property in the United Kingdom to Gloystarne & Co., Ltd. at an annual rent of approximately $610,000. In January 2003, Gloystarne entered into receivership and is selling its business. The current occupant of the property is under no obligation to accept the current lease and CIP(R) believes the lease will be terminated. CIP(R) is in discussions with the occupant to enter into a six-month agreement at the current rent followed by a new lease with an initial term of five-years.

In April 2003, Kmart Corporation terminated its lease for its Denton, Texas store in connection with its bankruptcy reorganization. Annual rent from the Denton store was $215,000. Kmart affirmed its leases for its properties in Drayton Plains, Michigan and Citrus Hill, California, which contribute aggregate annual lease revenues of $390,000. Kmart's plan of reorganization was confirmed by the bankruptcy court and it emerged from bankruptcy on May 6, 2003. CIP(R) is seeking to re-lease the Denton property.

In April 2003, CIP(R) received $2,362,000 from the sale of a property in Broken Arrow, Oklahoma leased to Hobby Lobby, Inc. The Hobby Lobby lease had contributed annual rental revenues of $254,000. On October 24, 2003, CIP(R) sold a vacant property located in Austin, Texas for approximately $2,550,000.

ACQUISITION STRATEGIES

CIP(R)'s board of directors has begun exploring liquidity options for the company. If the board of directors decides not to pursue a liquidation strategy, CIP(R) may continue to acquire properties until the board of directors decides to pursue liquidation.

WPC has a well-developed process with established procedures and systems for acquiring net leased property on behalf of CIP(R). As a result of its reputation and experience in the industry and the contacts maintained by its professionals, WPC has a presence in the net lease market that has provided it with the opportunity to invest in a significant number of transactions on an ongoing basis. CIP(R) takes advantage of WPC's presence in the net lease market to build its portfolio. In evaluating opportunities for CIP(R), WPC carefully examines the credit, management and other attributes of the tenant and the importance of the property under consideration to the tenant's operations. Careful credit analysis is a crucial aspect of every transaction. CIP(R) believes that WPC has one of the most extensive underwriting processes in the industry and has an experienced staff of professionals involved with underwriting transactions. WPC seeks to identify those prospective tenants whose creditworthiness is likely to improve over time. CIP(R) believes that the experience of WPC's management in structuring sale-leaseback transactions to meet the needs of a prospective tenant enables WPC to obtain a higher return for a given level of risk than would typically be available by purchasing a property subject to an existing lease.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

WPC's strategy in structuring its net lease investments for CIP(R) is to:

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

                  - reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and

                  - increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock. As of December 31, 2003, CIP(R) held a warrant position in 1 tenant.

FINANCING STRATEGIES

Consistent with its investment policies, CIP(R) uses leverage when available on favorable terms. As of December 31, 2003, CIP(R) had approximately $244,106,000 in property level debt outstanding. These mortgages mature between the current year and 2021 and, as of December 31, 2003, have interest rates between 3.97% and 10.00%. WPC continually seeks opportunities and considers alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

TRANSACTION ORIGINATION

Currently, CIP(R)'s primary source of funds for property acquisitions is the sale of owned properties and proceeds received from investors through the Dividend Reinvestment and Share Purchase Plan. WPC continues to make acquisitions for CIP(R) using these funds. In analyzing potential acquisitions, WPC reviews and structures many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential acquisition can be structured to satisfy CIP(R)'s acquisition criteria. The aspects of a transaction which are reviewed and structured by WPC include the following:

         Tenant Evaluation. WPC subjects each potential tenant to an extensive evaluation of its credit, management, position within its industry, operating history and profitability. WPC seeks tenants it believes will have stable or improving credit. By leasing properties to these types of tenants, CIP(R) can generally charge rent that is higher than the rent charged to tenants with recognized credit and, thereby, enhance its current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of CIP(R)'s properties leased to that tenant will likely increase (if all other factors affecting value remain unchanged). WPC may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a letter of credit or a guaranty of lease obligations from the tenant's corporate parent. This credit enhancement provides CIP(R) with additional financial security.

         Leases with Increasing Rents. WPC seeks to include clauses in CIP(R)'s leases that provide for increases in rent over the term of the leases. These increases are generally tied to increases in certain indices such as the consumer price index, in the case of retail stores, participation in gross sales above a stated level, mandated rental increases on specific dates and through other methods. CIP(R) seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term (other than reductions related to reductions in debt service).

         Properties Important to Tenant Operations. WPC, on behalf of CIP(R), generally seeks to acquire properties with operations that are essential or important to the ongoing operations of the tenant. CIP(R) believes that these properties provide better protection in the event that tenants file for bankruptcy, because leases on properties essential or important to the operations of a bankrupt tenant are less likely to be rejected and terminated by a bankrupt tenant. WPC also seeks to assess the income, cash flow and profitability of the business conducted at the property, so that, if the tenant is unable to operate its business, CIP(R) can either continue operating the business conducted at the property or re-lease the property to another entity in the industry which can operate the property profitably.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

         Lease Provisions that Enhance and Protect Value. When appropriate, WPC attempts to include provisions in CIP(R)'s leases that require CIP(R)'s consent to certain tenant activity or require the tenant to satisfy certain operating tests. These provisions include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant and indemnification from the tenant against environmental and other contingent liabilities. Including these provisions in its leases enables CIP(R) to protect its investment from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to CIP(R) or could reduce the value of CIP(R)'s properties.

         Diversification. WPC tries to diversify CIP(R)'s portfolio of properties to avoid dependence on any one particular tenant, type of facility, geographic location and tenant industry. By diversifying its portfolio, CIP(R) reduces the adverse effect on CIP(R) of a single under-performing investment or a downturn in any particular industry or geographic location.

WPC employs a variety of other strategies and practices in connection with CIP(R)'s acquisitions. These strategies include attempting to obtain equity enhancements in connection with transactions. Typically, these equity enhancements involve warrants to purchase stock of the tenant to which the property is leased or the stock of the parent of the tenant. In certain instances, CIP(R) grants to the tenant a right to purchase the property leased by the tenant, but generally the option purchase price will be not less than the fair market value of the property. WPC's practices include performing evaluations of the physical condition of properties and performing environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition.

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

The Investment Committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. WPC places special emphasis on having experienced individuals serve on its Investment Committee and does not invest in a transaction unless it is approved by the Investment Committee.

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

                  - Ralph F. Verni, is a private investor and business consultant and formerly Chief Investment Officer of The New England Mutual Life Insurance Company.

                  - Karsten von Koller was formerly Chairman and Member of the Board of Managing Directors of Eurohypo AG, the leading commercial real estate financing company in Europe.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

ASSET MANAGEMENT

CIP(R) believes that effective management of its net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.

WPC monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of its properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. WPC reviews financial statements of its tenants and undertakes regular physical inspections of the condition and maintenance of its properties. Additionally, WPC periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

HOLDING PERIOD

CIP(R) intends to hold each property it acquires for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation and after-tax return for the CIP(R) shareholders. Based upon these criteria, and others, the board of directors is currently evaluating liquidity options.

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

the entity providing the protection. Such a contractual arrangement does not eliminate CIP(R)'s statutory liability or preclude claims against CIP(R) by governmental authorities or persons who are not a party to the arrangement. Contractual arrangements in CIP(R)'s leases may provide a basis for CIP(R) to recover from the tenant damages or costs for which it has been found liable.

INDUSTRY SEGMENT

CIP(R) operates in one industry segment, investment in net leased real property. For the year ended December 31, 2003, Marriott International, Inc. represented 13% of lease revenues of CIP(R).

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

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

Some of the programs managed by WPC or its affiliates have had tenants file for bankruptcy protection and are involved in litigation. Four CPA(R) programs had to reduce the rate of distributions to their partners as a result of adverse developments involving tenants.

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

Our success is dependent on the performance of WPC.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of WPC in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and upon the management of the assets. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of WPC and the oversight of the board of directors.

WPC may be subject to conflicts of interest.

WPC manages our business and selects our real estate investments. WPC has some conflicts of interest in its management of CIP(R), which arise primarily from the involvement of WPC and its affiliates in other activities that may conflict with CIP(R) and the payment of fees by us to WPC and its affiliates. The activities in which a conflict could arise between CIP(R) and WPC are:

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

         - the receipt of commissions, fees and other compensation by WPC and its affiliates for property purchases, leases, sales and financing for CIP(R), which may cause WPC and its affiliates to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

         - agreements between CIP(R) and WPC or any of its affiliates, including agreements regarding compensation of WPC and its affiliates, will not be negotiated on an arm's length basis as would occur if the agreements were with unaffiliated third parties;

         - purchases and loans from affiliates, subject to CIP(R)'s investment procedures, objectives and policies, which will increase fees and interest payable to affiliates, thereby decreasing our net income and possibly causing us to incur higher leverage levels;

         - competition with certain affiliates for property acquisitions, which may cause WPC and its affiliates to direct properties suitable for us to other related entities;

         - disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor's desire to sell a property and our plans to hold or sell the property.

Inherent in these transactions is the conflict of interest that arises due to the potential impact of the transaction on the amount of fees received by WPC and/or its affiliates and the distributions to shareholders.

Liability for uninsured losses could adversely affect our financial condition.

Losses from disaster-type occurrences (such as wars or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more properties.

Potential liability for environmental matters could adversely affect our financial condition.

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

Most of our property acquisitions have been made by borrowing a portion of the purchase price of our properties and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of the shares and distributions to shareholders to be reduced. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. We typically borrow between 55% and 65% of the purchase price of our properties. There is no limitation on the amount borrowed on a single property and the aggregate borrowings may not exceed 75% of the value of all properties. Any borrowings in excess of 75% of the value of all properties must be approved by a majority of the independent directors and disclosed to shareholders. As of December 31, 2003, we had limited recourse mortgage notes payable outstanding of $244,106,000.

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

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

Balloon payment obligations may adversely affect our financial condition.

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

Scheduled balloon payments for the next five years are as follows:

                  -        2004 - 8.0 million;

                  -        2005 - 3.0 million;

                  -        2006 - None;

                  -        2007 - 9.5 million; and

                  -        2008 - None.

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Our participation in joint ventures creates additional risk.

We participate in joint ventures with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that WPC may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights. Certain of CIP(R)'s independent directors are independent directors of affiliated CPA(R) REITs.

In some of our joint venture relationships with publicly registered investment programs or other entities sponsored by WPC or one of its affiliates, we enter into investments as tenants-in-common. This poses risks in addition to those mentioned above. The partition rights of each co-tenant in a tenancy-in-common could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that WPC may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Item 2. Properties.

Set forth below is certain information relating to the Company's properties owned as of December 31, 2003.

LEASE OBLIGOR/                  OWNERSHIP               SQUARE      RENT PER   SHARE OF CURRENT   INCREASE
  LOCATION                      INTEREST(1)             FOOTAGE    SQUARE FOOT  ANNUAL RENTS(2)    FACTOR   LEASE TERM  MAXIMUM TERM
------------                    ----------              -------    ----------- ----------------   --------  ----------  ------------
MARRIOTT INTERNATIONAL,
INC.(3,4)
  Irvine, Sacramento and San
  Diego, CA; Orlando, FL(2);
  Des Plaines, IL;              47.35% interest in
  Indianapolis, IN; Louisville, a real estate                                                     Stated/                 Feb. 2027
  KY; Linthicum, MD; Newark,    investment trust      1,115,687     $15.98     $8,441,019          % of      Feb. 2012       and
  NJ; Albuquerque, NM; Las      owning land and                                                    sales                  Feb. 2032
  Vegas, NV; Spokane, WA        buildings

OMNICOM GROUP, INC.(3)
  Playa Vista, CA                       100%            120,000      29.54      3,544,533           CPI      Sep. 2018    Sep. 2048
  Venice, CA                            100%             77,719      13.93      1,082,685           CPI      Sep. 2010    Sep. 2038
                                                        -------                 ---------
    Total:                                              197,719                 4,627,218

INFORMATION RESOURCES, INC.(3)
                                66.67% interest in
                                a limited               252,000      19.57      3,287,700           CPI      Oct. 2010    Oct. 2015
  Chicago, IL                   partnership owning
                                land and buildings

ADVANCED MICRO DEVICES,
INC. (3)
                                33 1/3% interest in
                                a limited liability     361,965      27.01      3,258,938           CPI      Dec. 2018    Dec. 2038
  Sunnyvale, CA                 company owning land
                                and buildings

BEST BUY CO., INC.(3)
  Fort Collins, CO; Matteson
  and Schaumburg, IL;
  Attleboro, MA; Nashua, NH;    63% interest in a
  Albuquerque, NM; Arlington,   general
  Beaumont, Dallas, Fort Worth  partnership owning      512,281       9.94      3,206,467         Stated     Apr. 2018    Apr. 2038
  and Houston, TX; Virginia     land and buildings
  Beach, VA

ELECTRONIC DATA SYSTEMS
CORPORATION(3)
  Louisville, CO                        100%            403,871       7.87      3,179,732           CPI      Dec. 2014    Dec. 2034

TITAN CORPORATION(3)
                                81.46% interest in
                                a limited               166,403      17.20      2,331,441           CPI      Jul. 2007    Jul. 2023
  San Diego, CA                 partnership owning
                                land and buildings

LUCENT TECHNOLOGIES, INC.(3)
  Charlotte, NC                         100%            568,670       3.58      2,035,304        Fair value  Mar. 2005    Mar. 2020

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                                                  RENT PER
        LEASE OBLIGOR/                                   SQUARE    SQUARE   SHARE OF CURRENT  INCREASE
           LOCATION               OWNERSHIP INTEREST(1)  FOOTAGE    FOOT     ANNUAL RENTS(2)   FACTOR   LEASE TERM   MAXIMUM TERM
---------------------------------------------------------------------------------------------------------------------------------
SHOPRITE SUPERMARKETS, INC. (3)
  Greenport, NY                   100%                    59,772    10.65        636,515       Stated    Dec. 2017    Dec. 2037
  Ellenville and Warwick,         55% interest in a
  NY (3,4)                        limited partnership                                         Stated/%
                                  owning land and                                               of
                                  buildings              136,438    14.73      1,105,180       sales     Oct. 2024    Oct. 2044
                                                         -------               ---------
      Total:                                             196,210               1,741,695

UTI HOLDINGS, INC. (3)
  Glendale Heights, IL                    100%           101,194    13.67      1,383,387         CPI     Nov. 2012    Nov. 2032
  Glendale Heights, IL                    100%            38,143    10.56        402,613       Stated    Sep. 2020    Sep. 2035
                                                         -------               ---------
      Total:                                             139,337               1,786,000

NEW WAI. L.P./WAREHOUSE ASSOCIATES (3)
  Lima, OH                                100%           534,108     3.10      1,653,683         CPI     Mar. 2016    Mar. 2041

BARNES & NOBLE, INC. (3)
  Farmington, CT                          100%            21,600    36.36        785,400       Stated    Feb. 2013    Feb. 2028
  Braintree, MA                           100%            19,661    43.66        858,463       Stated    Feb. 2014    Feb. 2024
                                                          ------               ---------
      Total:                                              41,261               1,643,863

CHILDTIME CHILDCARE, INC. (3)
  Naperville, IL; Centreville,
  Century Oaks, Manassas and
  Newport News, VA                        100%            37,360    18.65        696,902         CPI     Aug. 2015    Aug. 2025

  Chandler and Tucson, AZ;
  Alhambra, Chino, Garden Grove
  and Tustin, CA; Westland (2)     66.07% interest in
  and Sterling Heights, MI;        a limited
  Carrolton, Duncanville and       partnership owning
  Lewisville, TX                   land and buildings     83,988    16.57        919,697         CPI     Jan. 2016    Jan. 2041
                                                         -------               ---------
      Total:                                             121,348               1,616,599

GARDEN RIDGE, INC. (3)
  Oklahoma City, OK                       100%           141,284     6.38        901,017         CPI     Apr. 2015    Apr. 2035
  Round Rock, TX                          100%           152,500     4.63        706,188         CPI     Dec. 2013    Dec. 2038
                                                         -------               ---------
      Total:                                             293,784               1,607,205

ENVIROWORKS, INC. (3)
  Apopka, FL                              100%           374,829     4.17      1,564,389         CPI     Mar. 2010    Mar. 2035

Q CLUBS, INC. (3)
  Bedford, TX                             100%            46,658    14.02        654,325         CPI     Feb. 2016    Feb. 2036
  Memphis, TN                             100%            43,311    19.13        828,755         CPI     Jul. 2013    Jul. 2033
                                                          ------               ---------
      Total:                                              89,969               1,483,080

DEL MONTE CORPORATION (3)
  Mendota, IL; Plover,  WI;                50%(5)        735,766     4.02      1,477,714         CPI     Jun. 2016    Jun. 2046
  Toppenish and Yakima, WA

SICOR, INC. (3)
                                  50% interest in a
                                  general
  San Diego, CA                   partnership owning
                                  land and buildings     144,312    20.41      1,472,736         CPI     Jul. 2009    Jul. 2049

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                                                  RENT PER
        LEASE OBLIGOR/                                   SQUARE    SQUARE   SHARE OF CURRENT  INCREASE
           LOCATION               OWNERSHIP INTEREST(1)  FOOTAGE    FOOT     ANNUAL RENTS(2)   FACTOR   LEASE TERM   MAXIMUM TERM
---------------------------------------------------------------------------------------------------------------------------------
MERIT MEDICAL SYSTEMS, INC. (3)
  South Jordan, UT                        100%           172,925     8.47      1,465,404         CPI     Jan. 2020    Jan. 2040

THE UPPER DECK COMPANY (3)
                                  50% interest in a
                                  limited liability
  Carlsbad, CA                    company owning land
                                  and building           294,780     9.85      1,452,220         CPI     Dec. 2020    Dec. 2040

COMPUCOM SYSTEMS, INC. (3)
                                  33 1/3% interest in
                                  a limited liability
  Dallas, TX                      company owning land
                                  and buildings          242,313    17.43      1,408,043         CPI     Apr. 2019    Apr. 2029

MICHIGAN MUTUAL INSURANCE COMPANY (3)
  Charleston, SC                          100%           134,985    10.24      1,382,256       Stated    Dec. 2007    Dec. 2027

ELECTRONICS ASSEMBLY CORPORATION (3)
  Neenah, WI                              100%           179,250     7.58      1,357,906         CPI     Aug. 2014    Aug. 2044
  BELL SPORTS, INC.
  Rantoul, IL                             100%           317,340     3.76      1,192,222         CPI     Nov. 2012    Nov. 2032

SEARS LOGISTICS, INC. (3)
  Jacksonville, FL                        100%           240,000     3.89        932,640       Stated    Mar. 2004    Sep. 2004

PSC SCANNING, INC. (3)
  Eugene, OR                              100%           110,665     8.23        911,143         CPI      May 2014     May 2014

DETROIT DIESEL CORPORATION
  Hollywood and Orlando, FL               100%            81,318    11.17        908,037         PPI     Dec. 2019    Dec. 2039

CUSTOM FOOD PRODUCTS, INC. (3)
  Owingsville, KY                         100%            37,094    24.13        895,148         CPI     Jun. 2020    Jun. 2035

HUMCO HOLDING GROUP, INC. (3)
  Texarkana, TX; Orem, UT                 100%           164,565     5.32        875,349         CPI     Feb. 2016    Feb. 2016

NICHOLSON WAREHOUSE, L.P. (3)
  Maple Heights, OH                       100%           341,282     2.50        854,540         CPI     Dec. 2018    Dec. 2043

HIBBETT SPORTING GOODS, INC. (3)
  Birmingham, AL                          100%           219,312     3.58        784,224         CPI     Dec. 2014    Dec. 2029

SUPERIOR TELECOMMUNICATIONS, INC. (3)
  Brownwood, TX                           100%           315,252     2.12        668,758         CPI     Dec. 2014    Dec. 2029

SOCIETE HOTELIERE TOURISME GRAND NOBLE (3)
  Toulouse, France                        100%            69,300    14.36        646,828(6)   INSEE(7)   Jan. 2013    Jan. 2013

ISA INTERNATIONAL PLC (3)
  Bradford, West Yorkshire,               100%            41,432    15.30        633,738(6)    Open       May 2014      None
  United Kingdom                                                                               Market

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                                                  RENT PER
        LEASE OBLIGOR/                                   SQUARE    SQUARE   SHARE OF CURRENT  INCREASE
           LOCATION               OWNERSHIP INTEREST(1)  FOOTAGE    FOOT     ANNUAL RENTS(2)   FACTOR   LEASE TERM   MAXIMUM TERM
---------------------------------------------------------------------------------------------------------------------------------
GLOYSTARNE & CO., LTD. (3)
  Rotherdam, South Yorkshire,             100%           120,000     5.07        608,469(6)    Stated    Dec. 2019    Dec. 2019
  United Kingdom

PETSMART, INC. (3)
  Ennis, TX                               100%           229,950     2.33        534,653         CPI     Jan. 2013    Jan. 2013

OSHMAN SPORTING GOODS, INC. (3)
  Plano, TX                               100%            47,054    10.17        478,752       Stated    Jan. 2013    Jan. 2033

KROGER CO.
  Conway and
  N. Little Rock, AR                      100%            78,075     6.10        475,975         CPI     Feb. 2017    Feb. 2037

KMART CORPORATION.
                                                                                                % of
  Drayton Plains, MI                      100%           103,018     2.04        210,000       Sales     Mar. 2006    Mar. 2026
                                                                                                % of
  Citrus Heights, CA                      100%            89,760     2.01        180,000       Sales      May 2006     May 2026
                                                         -------               ---------
      Total:                                             192,778                 390,000

AFFILIATED FOODS SOUTHWEST, INC.
  Hope, AR                                100%            35,784     2.40         85,882         CPI     Mar. 2007    Mar. 2037
  Little Rock, AR                         100%            21,932     1.58         34,745         CPI     Mar. 2007    Mar. 2037
  Little Rock, AR                         100%            64,358     4.09        263,432         CPI     Feb. 2009    Feb. 2024
                                                         -------               ---------
      Total:                                             122,074                 384,059

US WEST COMMUNICATIONS, INC. (3)
  Scottsdale, AZ                          100%             4,460    60.60        270,270       Stated    Feb. 2007    Feb. 2017

XEROX CORPORATION                         100%            36,850     4.33        159,860       Stated     May 2011     May 2021
PHOTO CENTER                              100%               340    14.12          4,800        None       Monthly renewals
                                                          ------               ---------
  Total for property in Hot Springs, AR:                  37,190                 164,660

COGNITIVE SOLUTIONS, INC.                 100%            42,628     4.84        206,320       Stated    Sep. 2014    Sep. 2020
VACANT                                    100%           107,134
                                                         -------
  Total for property in Golden, CO:                      149,762

VACANT
  Denton, TX                              100%            87,406

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

6.       Based on exchange rates at December 31, 2003.

7. INSEE construction index, an index published quarterly by the French Government.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Item 3. Legal Proceedings.

As of the date hereof, the Company is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Information with respect to CIP(R)'s common equity is hereby incorporated by reference to page 36 of Appendix A.

Item 6. Selected Financial Data.

Selected Financial Data are hereby incorporated by reference to page 1 of Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 12 of Appendix A.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary market risks to which we are exposed are interest rate risk and currency exchange rates.

The value of our real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt when balloon payments are scheduled.

Approximately $225,424,000 of CIP(R)'s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of December 31, 2003 ranged from 6.08% to 10%. The interest rate on the variable rate debt as of December 31, 2003 ranged from 3.97% to 5.625%.

(in thousands)             2004         2005         2006         2007        2008      Thereafter       Total      Fair Value
                           ----         ----         ----         ----        ----      ----------       -----      ----------
Fixed rate debt           $4,594       $7,963       $5,309      $15,222     $9,949       $182,387       $225,424     $226,429
Weighted average
  interest rate             7.68%        8.20%        7.64%        8.39%      7.44%          7.43%
Variable rate debt        $8,209       $  215       $  246      $   307     $  307       $  9,398       $ 18,682     $ 18,682

CIP(R) conducts business in the United Kingdom and France. The foreign operations were not material to CIP(R)'s consolidated financial position, results of operations or cash flows during the three-year period ended December 31, 2003. An unrealized foreign currency translation gain of $923,000 for the year ended December 31, 2003 is included in the accompanying consolidated financial statements and is due to changes in foreign currency on notes receivable from wholly-owned subsidiaries. CIP(R) was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies may have on our future costs or on future cash flows we may receive from our foreign subsidiaries. To date, CIP(R) has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. Scheduled future minimum rents, exclusive of renewals, under non-cancelable leases resulting from CIP(R)'s foreign operations are as follows:

 (in thousands)                         2004        2005          2006        2007       2008        Thereafter       Total
                                        ----        ----          ----        ----       ----        ----------       -----
Rental income(1)                       $2,152      $2,179        $2,259      $2,259     $2,259         $18,003       $29,111

Scheduled principal payments for the mortgage notes payable during each of the next five years following December 31, 2003 and thereafter are as follows:

(in thousands)                         2004        2005         2006        2007      2008        Thereafter      Total
                                       ----        ----         ----        ----      ----        ----------      -----
Fixed rate debt(1)                     $128        $137         $272        $282     $4,089         $4,251       $ 9,159
Variable rate debt (1)                 $184        $215         $246        $307       $307         $9,397       $10,656

(1) Based on December 31, 2003 exchange rate.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Item 8. Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 13 to 35 of the Company's Annual Report contained in Appendix A:

  (i)    Report of Independent Auditors.

 (ii)    Consolidated Balance Sheets as of December 31, 2003 and 2002.

(iii) Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001.

 (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2002 and 2003.

  (v) Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

 (vi)    Notes to Consolidated Financial Statements.

Item 9. Disagreements on Accounting and Financial Disclosure.

NONE

Item 9A. Controls and Procedures.

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of December 31, 2003. The Company's disclosure controls and procedures include the Company's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to the Company's management, including its Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized, and reported within the required time periods.

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

DIRECTORS AND EXECUTIVE OFFICERS OF CIP(R)

The Company directors and executive officers are as follows:

Name                            Office

Wm. Polk Carey                  Chairman, Co-CEO and Director
Gordon F. DuGan                 Vice Chairman, Co-CEO
Francis X. Diebold III          Director
William Ruder                   Director
George E. Stoddard              Director
Warren G. Wintrub               Director
Edward V. LaPuma                President
John J. Park                    Managing Director and Chief Financial Officer

The following is a biographical summary of the experience of our directors and executive officers:

Wm. Polk Carey, age 73, is Chairman of the Board of Directors and Co-CEO. Mr. Carey has served as a director of CIP(R) since 1993, CPA(R):15 since 2001, of CPA(R):14 since 1997, of CPA(R):12 since 1993, of CPA(R):16 - Global since 2003,and of W. P. Carey & Co. LLC since 1997. Mr. Carey was also elected Chairman of WPC in June 1997, has been active in lease financing since 1959, and a specialist in net leasing of corporate real estate property since 1964. Before founding WPC in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb, Rhoades & Co. (now Lehman Brothers) and Vice Chairman of the Investment Banking Board and Director of Corporate Finance of duPont Glore Forgan Inc. Mr. Carey was educated at Princeton University and is a graduate of the University of Pennsylvania's Wharton School. He currently serves on the board of The Johns Hopkins University. Mr. Carey also serves as Chairman of the Board and Co-Chief Executive officer of CPA(R):12, CPA(R):14, CPA(R):15, CPA(R):16 - Global, and W. P. Carey & Co. LLC.

Gordon F. DuGan, age 37, is Vice Chairman and Co-CEO. Mr. DuGan joined W. P. Carey & Co. LLC as Assistant to the Chairman in 1988, and in 1995 was elevated to Senior Vice President in the Acquisitions Department. From October 1995 until February 1997 he was Chief Financial officer of a Colorado-based wireless communications equipment manufacturer. In 1997 Mr. DuGan rejoined WPC as Deputy Head of Acquisitions, was elected to Executive Vice President and Managing Director, and was elevated to President in 1999 and Co-CEO in 2002. Mr. DuGan has served as a Trustee of the W. P. Carey Foundation since 1999. He also serves on the Boards of the New York Pops and the Hewitt School and is a member of the Young Presidents Organization. Mr. DuGan received his BS degree in Economics from the Wharton School of the University of Pennsylvania. Mr. DuGan also serves as Vice Chairman and Co-CEO of CPA(R):12, CPA(R):14 and CPA(R):15 and CPA(R):16
- Global.

Francis X. Diebold III, age 44. Mr. Diebold is a William Polk Carey Professor of Economics, Finance and Statistics at the University of Pennsylvania, where he has been a member of the faculty since 1989. He has also served as a Research Associate at the National Bureau of Economic Research since 1999, and was Director of the Institute for Economic Research from 1999 to 2000. From 1986 to 1989, he served as an economist under Paul Volker and Alan Greenspan at the Board of Governors of the Federal Reserve System in Washington, DC. Mr. Diebold has published extensively and has served on the editorial boards of numerous journals, including Econometrica and Review of Economics and Statistics. He is the founder of FX Diebold Group, LLC, a Fellow of the Econometric Society and the recipient of several prizes for outstanding teaching. Mr. Diebold has held visiting appointments at several institutions, including Princeton University, the Graduate School of Business at the University of Chicago, and the Stern School of Business at New York University. Mr. Diebold received his B.S. from the Wharton School at the University of Pennsylvania in 1981 and his Ph.D. in 1986, also from the University of Pennsylvania. He has served as an independent director of CIP(R) and CPA(R):15 since 2002, and of CPA(R):16 - Global since 2003.

William Ruder, age 82, is Chairman of the Board of William Ruder Incorporated, a consulting firm founded in 1981. From 1948 to 1981, Mr. Ruder was in partnership with David Finn at the firm of Ruder & Finn, an international public relations company. He is a former Assistant Secretary of Commerce of the United States and has served on

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

the Boards of Directors of the United Nations Association of the United States of America, and Junior Achievement and on the Council on Economic Priorities and is a Trustee of the Committee for Economic Development. He is a member of the Board of Overseers of the Wharton School of the University of Pennsylvania and has also served as a consultant to the Communications Advisory Board to the White House Press Secretary, the Committee for economic Development and the Office of Overseas Schools for the U.S. State Department. Mr. Ruder was a lecturer at Harvard Graduate School of Business and is associated with several other business, civic and cultural organizations. He received a B.S.S. degree from the City College of New York. Mr. Ruder served as a director of W. P. Carey & Co., Inc. from 1987 to 1990. He also is a director of CPA(R):12 and CPA(R):14. Mr. Ruder was elected to the board of CIP(R) in 2003.

George E. Stoddard, age 87, has been with WPC since 1979. Mr. Stoddard has served as a director of CIP(R) since 1997, of CPA(R):15 since 2001 and of W. P. Carey & Co. LLC since 2000. He is also currently a director of CPA(R):12 and CPA(R):14. Prior to joining WPC Mr. Stoddard was officer-in-Charge of the Direct Placement Department of The Equitable Life Assurance Society of the United States ("Equitable"), with responsibility for all activities related to Equitable's portfolio of corporate investments acquired through direct negotiation. Mr. Stoddard was associated with Equitable for over 30 years. He holds an AB degree from Brigham Young University, an MBA from Harvard Business School and an LL.B. from Fordham University Law School. Mr. Stoddard serves as Chairman of the Investment Committee of WPC and has been a Trustee of the W. P. Carey Foundation since December 1990.

Warren G. Wintrub, age 70, has served as a director of CIP(R) since 2001, CPA(R):14 since 1997 and CPA(R):16 - Global since 2003. He also served as an independent director of CPA(R):15 from 2001 to 2003. Mr. Wintrub is also a special advisor to the W. P. Carey & Co. LLC audit committee. He retired in 1992 from Coopers & Lybrand L.L.P., now PricewaterhouseCoopers LLP, after 35 years. Mr. Wintrub was elected a senior U.S. Tax partner in PricewaterhouseCoopers LLP in 1963, and specialized in tax matters and served on that firm's Executive Committee from 1976 to 1988, and as a chairman of its Retirement Committee from 1979 to 1992. Mr. Wintrub holds a B.S. degree from Ohio State University and an LL.B. from Harvard Law School. He currently serves as a director of Chromcraft Revington, Inc. and Getty Realty Co.

Edward V. LaPuma, age 31, President, joined WPC as an Assistant to the Chairman in 1994. He established WPC's Institutional Department, which he heads as President of CIP(R). Prior to joining WPC, Mr. LaPuma was a consultant with the Sol C. Snider Entrepreneurial Center where he advised small business owners on ways to make their companies more profitable through the implementation of appropriate financial management strategies. A magna cum laude graduate of the University of Pennsylvania, Mr. LaPuma received a B.A. in Global Economic Strategies from The College of Arts and Sciences and a B.S. in Economics with a concentration in Finance from the Wharton School. He is a member of the Board of Directors of W. P. Carey International LLC and is a Trustee for the W. P. Carey Foundation and the Rensselaerville Institute.

John J. Park, age 39, joined WPC as an investment analyst in 1987 and rose to Managing Director and Chief Financial officer in 1999. Mr. Park received a B.S. in Chemistry from the Massachusetts Institute of Technology in 1986, and an M.B.A. in finance from the Stern School of Business at New York University in 1991. He is also Managing Director and Chief Financial officer of CPA(R):12, CPA(R):14, CPA(R):15 and CPA(R):16 - Global.

Some of our future directors and officers may act as directors or officers of WPC and its affiliates and other CPA(R) funds and may owN interests in those entities.

INVESTMENT COMMITTEE

WPC manages CIP(R) and the investment committee. WPC specializes in arranging private financing for major corporations, principally neT lease financings of real property. The investment committee evaluates the structure and terms of property acquisition transactions for CIP(R) and recommends acquisitions to the Company.

The following are the members of WPC's investment committee:

George E. Stoddard         Chairman
Frank J. Hoenemeyer        Vice Chairman
Lawrence R. Klein          Member and Chair of the Economic Policy Committee
Nathaniel S. Coolidge      Member
Ralph F. Verni             Member

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Mr. Stoddard's biographical information is described above.

Frank J. Hoenemeyer, age 83, elected Vice Chairman of the Investment Committee and Director in May 1992, was Vice Chairman, Director and Chief Investment officer of The Prudential Insurance Company of America until his retirement in November 1984. As Chief Investment officer he was responsible for all of Prudential's investment in stocks, bonds, private placements, leveraged buyouts, venture capital, real estate ownership and mortgages. Mr. Hoenemeyer graduated with a BS in Economics from Xavier University, Cincinnati, Ohio and an MBA from the Wharton School of the University of Pennsylvania, and joined Prudential in 1947. Under his direction as Chief Investment officer, Prudential built the world's largest real estate and securities investment portfolio and became a leader in investments including the purchase and development of real estate, leveraged buyouts and venture capital. Mr. Hoenemeyer serves on the Boards of American International Group and Mitsui Trust Bank (U.S.A.) and is formerly a director of Corporate Property Investors, a private real estate investment trust. He has also been active in community affairs and at present is Chairman of the Turrell Fund and a Trustee and Chairman of the Finance Committee of the Robert Wood Johnson Foundation.

Dr. Lawrence R. Klein, age 82, is the Benjamin Franklin Professor Emeritus of Economics and Finance at the University of Pennsylvania and its Wharton School, having joined the faculty of the University in 1958. He is a holder of earned degrees from the University of California at Berkeley, the Massachusetts Institute of Technology and Oxford and has been awarded the Alfred Nobel Memorial Prize in Economic Sciences as well as a number of honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc. Dr. Klein has been counselor to various corporations, governments and government agencies, including the Federal Reserve Board and the President's Council of Economic Advisers. Dr. Klein joined WPC in 1984, as Chairman of the Economic Policy Committee and as a director.

Nathaniel S. Coolidge, age 64, former Senior Vice President of John Hancock Mutual Life Insurance retired in 1995 after 20 years of service. From 1986 to 1995, Mr. Coolidge headed the Bond and Corporate Finance Department, which was responsible for managing its entire fixed income investments portfolio. Prior to 1986, Mr. Coolidge served as Second Vice President and Senior Investment officer. Mr. Coolidge is a graduate of Harvard University and served as a U. S. naval officer.

Ralph F. Verni, age 60, is currently serving on several Boards of Directors, including our Advisor, Commonwealth Capital, a venture capital Firm and The MacGregor Group, the leading provider of order management systems and FIX network services to institutional investors. He also serves on the Advisory Boards of several start up companies, including Broad Reach Communications and Execs Only. Starting in 2000, he served as President, CEO and Director of Redwood Investment Systems, Inc. Redwood, a start-up software Firm, developed web-based and wireless solutions to help investment professionals tame information overload. In 2001, Redwood merged into Verilytics, Inc. Prior to Redwood, Mr. Verni was President and CEO of State Street Research & Management, MetLife's investment management subsidiary located in Boston. He was also President and CEO of SSRM Holdings, Inc., an asset management company, and Chairman of its subsidiary, SSR Realty. Mr. Verni joined State Street Research in 1992 after serving 10 years as Executive Vice President, Board Member and Chief Investment officer of The New England Mutual Life Insurance Company. While at the New England, he founded and served as President and Chief Executive officer of New England Investment Companies, a holding company of over ten money management firms. Prior to joining the New England, he spent sixteen years in a variety of investment management Firms. Prior to joining The New England, he spent sixteen years in a variety of investment management positions at The Equitable. Mr. Verni received a BA from Colgate University and an MBA from Columbia University and is a Chartered Financial Analyst. Mr. Verni also serves on the Advisory Committee of the MIT Center For Real Estate, the Board of Trustees of Colgate University, where he also is the Vice-Chairperson of the Endowment Committee, the Boston Economic Club, and the Commercial Club of Boston. Mr. Verni has also served as a director of CIP(R), CPA(R):12 and CPA(R) from 2001 to 2003, and as a director of W. P. Carey & Co. LLC since December 2003.

Although the Company has no employees to whom salaries are paid, WPC is reimbursed for the services of its personnel, including those who serve as officers of the Company. Wm. Polk Carey and Edward V. LaPuma serve as co-Chief Executive Officers of CIP(R).

Item 11. Executive Compensation.

The Company has no employees. Day-to-day management functions are performed by WPC. Please see Item 13 for a description of the contractual arrangements between the Company and WPC.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

During 2003, CIP(R) paid no cash compensation to any of its executive officers. During 2003, the directors as a group received fees of $58,083. Wm. Polk Carey and George E. Stoddard did not receive compensation for serving as directors.

Code of Ethics

The Company has adopted a code of ethics which applies to its officers and directors, including its principal executive officers, principal financial officer and principal accounting officer. A copy of the code of ethics can be found on the Company's website at http://www.careyinstitutional.com [direct link].

Item 12. Security Ownership of Certain Beneficial Owners and Management.

"Beneficial Ownership" as used herein has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person. Except as set forth below, as of March 12, 2004, CIP(R) knows of no shareholder who owns beneficially 5% or more of CIP(R)'s outstandiNg shares. The following table shows how many shares of CIP(R)'s common stock the directors and executive officers owned as of March 12, 2004. Wm. Polk Carey beneficially owned 7% of the common stock. No other director or executive officer beneficially owned more than 1% of the common stock. The directors and executive officers as a group owned 8% of the common stock.

                                             DIRECTOR AND OFFICER STOCK OWNERSHIP
                                                   SHARES OF COMMON STOCK
NAME                                                  BENEFICIALLY OWNED
Wm. Polk Carey. ................                         5,519,349(1)
William Ruder...................                             3,611
Warren G. Wintrub...............                             2,476
George E. Stoddard..............                               922
Francis X. Diebold III..........                               300
Edward V. LaPuma................                             4,669
Gordon F. DuGan.................                            63,954
John J. Park....................                             8,496
Directors & Executive Officers
 as a Group (8 persons).........                         5,603,777

(1) The amount shown includes 3,510,026 shares and currently exercisable warrants to purchase shares owned by W. P. Carey & Co., Inc., 1,050,231 shares owned by Carey Property Advisors L.P., 874,553 shares owned by Carey Asset Management Corp., 1,453 shares owned by W. P. Carey International LLC and 83,086 shares owned by W. P. Carey Foundation, a charitable foundation of which Mr. Carey is Chairman. The inclusion of these shares in the table shown above is not to be construed as a representation by Mr. Carey that he beneficially owns such shares.

Item 13. Certain Relationships and Related Transactions.

Wm. Polk Carey, Chief Executive Officer, is a member of CIP(R)'s Board of Directors. During 2003, CIP(R)'s advisor, WPC, of which Wm. Polk Carey is Chairman of the Board and Co-CEO, was retained by CIP(R) to provide advisory services in connection with identifying and analyzing prospective property investments as well as providing day-to-day management services to CIP(R). For the services provided to CIP(R), the advisor earns an asset management fee and a performance fee, each equal to a percentage of the average invested assets of CIP(R) for the preceding month, payable monthly. The payment of the performance fee, however, is subordinated to specified returns to shareholders. During 2003, the asset management and performance fees earned by the advisors was $3,563,820 and $3,563,820 respectively. There were no transaction and refinancing fees in 2003.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Item 14. Principal Accountant Fees and Services.

AUDIT FEES

The aggregate fees billed to the Company by PricewaterhouseCoopers LLP for professional services rendered in 2003 for the audit of the Company's financial statements included in this Annual Report on Form 10-K were $111,400.

AUDIT RELATED FEES

Audit related fees billed the Company by PricewaterhouseCoopers LLP for audit related services for the year ended December 31, 2003 were $10,000.

TAX SERVICES FEES

The aggregate fees billed to the Company by PricewaterhouseCoopers LLP for tax compliance and consultation services for the year ended December 31, 2003 were $207,000.

ALL OTHER FEES

No fees were billed for other services rendered by PricewaterhouseCoopers LLP for the year ended December 31, 2003. The Audit Committee considered whether the provision of services described above under "All Other Fees" is compatible with maintaining PricewaterhouseCoopers LLP's independence.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a) 1. Consolidated Financial Statements:

           The following consolidated financial statements are filed as a part of this Report:

                Report of Independent Auditors.

                Consolidated Balance Sheets at December 31, 2003 and 2002.

                Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001.

                Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2002 and 2003.

                Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

                Notes to Consolidated Financial Statements.

           The consolidated financial statements are hereby incorporated by reference to pages 13 to 35 of the Company's Annual Report contained in Appendix A.

    (a) 2. Financial Statements of Material Equity Investee:

           Marcourt Investments Incorporated

           Report of Independent Auditors.

           Balance Sheets at December 31, 2003 and 2002.

           Statements of Income for the years ended December 31, 2003, 2002 and 2001.

           Statements of Shareholders' Equity for the years ended December 31, 2001, 2002 and 2003.

           Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

           Notes to Financial Statements.

           Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2003 of Marcourt Investments Incorporated.

           The financial statements of material equity investees are contained herewith in Item 15 on pages 24 to 32.

           The separate financial statements of material equity investees have been audited as of December 31, 2003 and for the year then ended in accordance with Rule 3-09 of Regulation S-X.

    (a) 3. Financial Statement Schedule:

           The following schedule is filed as a part of this Report:

                Report of Independent Auditors.

                Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2003.

                Notes to Schedule III.

           Schedule III and notes thereto are contained herein on pages 49 to 53 of this Form 10-K.

           Financial Statement Schedules other than those listed above are omitted because the required information is given in the Consolidated Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

                         REPORT of INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Marcourt Investments Incorporated:

In our opinion, the financial statements listed in the index appearing under
Item 15(a)(2) present fairly, in all material respects, the financial position of Marcourt Investments Incorporated at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 13, 2004

                        MARCOURT INVESTMENTS INCORPORATED

                                 BALANCE SHEETS
                           December 31, 2003 and 2002

                                                                             2003                      2002
                                                                         ------------              ------------
                    ASSETS:

Net investment in direct financing lease                                 $147,442,681              $147,841,914
Cash and cash equivalents                                                     513,101                    48,793
Other assets                                                                  255,348                   390,539
                                                                         ------------              ------------
          Total assets                                                   $148,211,130              $148,281,246
                                                                         ============              ============

        LIABILITIES and SHAREHOLDERS' EQUITY:

Liabilities:

Mortgage notes payable                                                   $ 74,333,568              $ 80,033,471
Accrued interest payable                                                    1,072,654                 1,154,769
Accounts payable and accrued expenses                                         279,526                    30,200
Accounts payable to affiliates                                                      -                       440
State and local taxes payable                                                  16,151                    16,300
                                                                         ------------              ------------
          Total liabilities                                                75,701,899                81,235,180
                                                                         ------------              ------------

Commitments and contingencies

Shareholders' Equity:

Common stock, Class A; $.01 par value; authorized,
  999,750 shares; issued and outstanding, 369,850 shares;
  Class B; $.01 par value; authorized, 250 shares; issued
  and outstanding, 150 shares                                                   3,700                     3,700
Additional paid-in capital                                                 42,026,746                40,058,056
Retained earnings                                                          30,478,785                26,984,310
                                                                         ------------              ------------
          Total shareholders' equity                                       72,509,231                67,046,066
                                                                         ------------              ------------

          Total liabilities and shareholders' equity                     $148,211,130              $148,281,246
                                                                         ============              ============

   The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                              STATEMENTS OF INCOME
              For the years ended December 31, 2003, 2002 and 2001

                                                           2003                2002                2001
                                                        -----------         -----------        -----------
Revenue:
    Interest income on direct financing lease           $17,585,372         $17,612,525        $17,636,625
    Percentage rents                                      1,039,777           1,230,011          1,393,980
    Other income                                             41,595             627,629                954
                                                        -----------         -----------        -----------
                                                         18,666,744          19,470,165         19,031,559
                                                        -----------         -----------        -----------

Expenses:
    Interest on mortgages                                 8,069,740           8,636,177          9,147,331
    General and administrative                              108,954              34,370            135,307
    State and local taxes                                     8,996              67,908              4,096
                                                        -----------         -----------        -----------
                                                          8,187,690           8,738,455          9,286,734
                                                        -----------         -----------        -----------

       Income before gain on sale                        10,479,054          10,731,710          9,744,825
                                                        -----------         -----------        -----------

Gain on sale                                                 60,257                  -                   -
                                                        -----------         ----------         -----------

       Net income                                       $10,539,311         $10,731,710        $ 9,744,825
                                                        ===========         ===========        ===========

       Basic earnings per share of
          common stock, 370,000 common
          shares outstanding (Class A
          and Class B)                                  $     28.48         $    29.00         $     26.34
                                                        ===========         ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                       STATEMENTS OF SHAREHOLDERS' EQUITY
              For the years ended December 31, 2001, 2002 and 2003

                                                               Additional
                                                                 Paid-in              Retained
                                           Common Stock          Capital              Earnings                Total
                                           ------------       -------------          -----------           -----------
Balance, December 31, 2000                  $   3,700           $36,996,300          $20,509,018           $57,509,018

Dividends                                                                             (5,027,457)           (5,027,457)

Net income                                                                             9,744,825             9,744,825
                                            ---------         -------------          -----------           -----------

Balance, December 31, 2001                      3,700            36,996,300           25,226,386            62,226,386

Dividends                                                                             (8,973,786)           (8,973,786)

Consent dividends declared                                        3,061,756                                  3,061,756

Net income                                                                            10,731,710            10,731,710
                                            ---------         -------------          -----------           -----------

Balance, December 31, 2002                      3,700            40,058,056           26,984,310            67,046,066

Dividends                                                                             (7,044,836)           (7,044,836)

Consent dividends declared                                        1,968,690                                  1,968,690

Net income                                                                            10,539,311            10,539,311
                                            ---------         -------------          -----------           -----------

Balance, December 31, 2003                  $   3,700           $42,026,746          $30,478,785           $72,509,231
                                            =========         =============          ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2003, 2002 and 2001

                                                                    2003              2002              2001
                                                                ------------      ------------      ------------
Cash flows from operating activities:
   Net income                                                   $ 10,539,311      $ 10,731,710      $  9,744,825
   Adjustments to reconcile net income to net cash provided
       by operating activities:
       Cash receipts on direct financing lease greater than
          revenues recognized                                        241,490           214,337           190,237
       Amortization of deferred interest                              54,486            58,218            61,586
       Gain on sale of land                                          (60,257)                -                 -
       Decrease (increase) in other assets                            80,705            26,373           (29,933)
       Increase (decrease) in accounts payable and
          accrued expenses                                           249,326             2,700           (11,800)
       Decrease in accrued interest payable                          (82,115)          (74,098)          (66,869)
       (Decrease) increase in state and local taxes payable             (149)            1,936            (4,136)
       Decrease in accounts payable to affiliates                       (440)          (14,806)          (76,228)
                                                                ------------      ------------      ------------
          Net cash provided by operating activities               11,022,357        10,946,370         9,807,682
                                                                ------------      ------------      ------------

Cash flows from investing activities:
   Proceeds from sale of land                                        218,000                 -                 -
                                                                ------------      ------------      ------------
       Net cash provided by investing activities                     218,000                 -                 -
                                                                ------------      ------------      ------------

Cash flows from financing activities:
   Dividends paid                                                 (5,076,146)       (5,912,030)       (5,027,457)
   Payment of mortgage principal                                  (5,699,903)       (5,145,214)       (4,644,658)
                                                                ------------      ------------      ------------
       Net cash used in financing activities                     (10,776,049)      (11,057,244)       (9,672,115)
                                                                ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                 464,308          (110,874)          135,567

Cash and cash equivalents, beginning of year                          48,793           159,667            24,100
                                                                ------------      ------------      ------------

Cash and cash equivalents, end of year                          $    513,101      $     48,793      $    159,667
                                                                ============      ============      ============

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

         The Company's business consists of the leasing of 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc. ("Marriott") pursuant to a master lease. The master lease has an initial term of 20 years through February 10, 2012, followed by a 10-year renewal term and two 5-year renewal terms. Minimum annual rentals are $17,826,850 with the lease providing for additional rent of 4% of annual sales in excess of $36,000,000 with such additional rent capped at $1,766,717. The lessee paid real estate taxes on behalf of the Company of $2,319,756, $2,435,550 and $2,213,899 in 2003, 2002 and
         2001 respectively. In 2002, the Company received $625,570 from Marriott as consideration for opening a new Courtyard by Marriott hotel in San Diego, California within a specified distance from one of the Company's hotels. Such amount is included in other income in the accompanying financial statements.

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

         Cash Equivalents:

             The Company considers all short-term highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents may include commercial paper and money market funds. At December 31, 2003 and 2002, the Company had on deposit at two financial institutions substantially all of its cash and cash equivalents.

                        MARCOURT INVESTMENTS INCORPORATED

         Federal Income Taxes:

                  The Company is qualified as a REIT as of December 31, 2003 as defined under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 90% of its REIT taxable income to its shareholders and meets other conditions necessary to retain its REIT status. In order to meet the distribution requirement for the years ended December 31, 2003 and 2002, the Class A shareholders recognized consent dividends of $1,968,690 and $3,061,756, respectively; that is, each Class A shareholder recognized and will reflect a taxable dividend on its Federal income tax return even though it did not receive a cash distribution. The Company projects that consent dividends will be declared in future years.

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

3.       Transactions with Related Parties:

         An affiliate of W.P. Carey & Co. LLC ("W.P. Carey") is the advisor to a shareholder whose ownership interest in the Company represents approximately 47% of the Company's outstanding shares. The Company has entered into a service agreement with W. P. Carey which has been engaged to perform various administrative services which include, but are not limited to, accounting and cash management. The agreement provides that W.P. Carey be reimbursed for its costs incurred in connection with performing the necessary services under the agreement. For the years ended December 31, 2003, 2002 and 2001, the Company incurred expenses of $3,276, $2,472 and $3,138, respectively, under the agreement.

         Coolidge Investment Partners, L.P. ("Coolidge") owns approximately 53% of the outstanding shares of the Company. Coolidge acquired the shares from Frontier Equity Partners II, Ltd. and PA/FP Limited Partnership in April 2002. Coolidge and its predecessors are advised by Sarofim Realty Advisors Co. ("Sarofim"). The Company has also agreed to reimburse Sarofim for certain costs incurred in connection with the physical inspection of the Company's leased properties. No inspection expenses were incurred in 2003, 2002 or 2001.

4.       Net Investment in Direct Financing Lease:

         The net investment in the direct financing lease is summarized as follows:

                                             2003                2002
                                             ----                ----
Minimum lease payments receivable        $142,614,800        $160,441,650
Unguaranteed residual value               145,887,525         146,045,268
                                         ------------        ------------
                                          288,502,325         306,486,918
Less, unearned income                     141,059,644         158,645,004
                                         ------------        ------------
                                         $147,442,681        $147,841,914
                                         ============        ============

The anticipated minimum future rentals, exclusive of renewals and any rents based on percentage of sales, amount to $17,826,850 in each of the years 2004 through 2008 and aggregate $142,614,800 through 2011.

                        MARCOURT INVESTMENTS INCORPORATED

5.       Mortgage Notes Payable:

         The Company's mortgage notes payable are collateralized by the Company's thirteen hotel properties and by the rights of assignment on the Company's master lease on the properties. $47,369,562 of the mortgage notes bear interest at a rate of 9.94% per annum and the remaining $26,964,006 bear interest at a rate of 11.18% per annum. The mortgage notes will fully amortize in November 2011. The notes may be prepaid subject to a yield maintenance formula. As of December 31, 2003, the prepayment premium would be approximately $16,300,000 if the mortgage notes payable were prepaid in their entirety.

         Scheduled principal payments during each of the next five years following December 31, 2003 and thereafter are as follows:

Year Ending December 31,
------------------------
  2004                                                      $ 6,314,600
  2005                                                        6,995,822
  2006                                                        7,750,793
  2007                                                        8,587,526
  2008                                                        9,514,908
  Thereafter                                                 35,169,919
                                                            -----------
      Total                                                 $74,333,568
                                                            ===========

6.       Dividends:

         Dividends to shareholders consist of ordinary income and a return of capital for income tax purposes. For each of the three years ended December 31, 2003, dividends paid per share were reported as follows for income tax purposes:

                               2003               2002                 2001
                               ----               ----                 ----
Ordinary income (a)           $19.04             $24.25               $13.58
Return of capital                  -                  -                    -
                              ------             ------               ------
                              $19.04             $24.25               $13.58
                              ======             ======               ======

         (a) Includes a consent dividend to Class A shareholders of $5.32 and $8.28 per share in 2003 and 2002, respectively.

7.       Disclosure About Fair Value of Financial Instruments:

         The fair value of the Company's mortgage notes payable at December 31, 2003 and 2002 is approximately $90,652,705 and $100,908,918, respectively. Based on projections of settlement costs, including prepayment charges, the Company would not realize a benefit from refinancing the existing mortgage debt.

                        MARCOURT INVESTMENTS INCORPORATED

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 2003


                                                     Initial Cost
                                                      to Company
                                                       Personal          -
      Description         Encumbrances     Land        Property      Buildings
Direct Financing Method:
Hotels leased to
  Marriott
  International, Inc.      $74,333,568  $27,559,637   $14,199,292  $104,241,071
                           ===========  ===========   ===========  ============

                                Costs
                             Capitalized
                            Subsequent to   Increase in Net
      Description          Acquisition (a)   Investments(b)     Total        Date Acquired
Direct Financing Method:
Hotels leased to
  Marriott
  International, Inc.       $45,268           $1,397,413     %147,442,681  February 10, 1992
                            =======           ==========     ============

(a) Consists of acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

(b) The increase in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more than the lease payments received.

(c) At December 31, 2003, the aggregate cost of real estate owned by Marcourt Investments Incorporated for Federal income tax purposes is $145,887,525.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

(a)      4.      Exhibits:

                  The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.                            Description                                             Method of Filing
-----------                            -----------                                             ----------------
    1       Notice to shareholders sent January 26, 2004 issued by the            Filed as Exhibit 1 to Registrant's
            Company                                                               Schedule 14D-9 dated January 26, 2004

    2       Agreement and Plan of Merger                                          Filed as Exhibit 2 to Registrant's Form
                                                                                  8-K dated April 30, 2002

    3.1     Articles of Amendment and Restatement.                                Exhibit 3(A) to Registration Statement
                                                                                  (Form S-11) No. 33-39409

    3.2     Amended Bylaws of Registrant.                                         Exhibit 3(B) to Registration Statement
                                                                                  (Form S-11) No. 33-39409

    7.1     Financial Statements of Corporate Property Associates 10              Filed as Exhibit 7(A) to Amendment No. 1
            Incorporated                                                          to Registrant's Form 8-K dated June 26,
                                                                                  2002

    7.2     Pro Forma Financial Statements of Corporate Property Associates       Filed as Exhibit 7(B) to Amendment No. 1
            10 Incorporated                                                       to Registrant's Form 8-K dated June 26,
                                                                                  2002

   10.1     Amended Advisory Agreement.                                           Exhibit 10(A)(2) to Registration Statement
                                                                                  (Form S-11) No. 33-39409

   10.2     Lease between Marcourt Investments Incorporated ("Marcourt") and      Filed as Exhibit 10(D)(1) to Registrant's
            CTYD III Corporation ("CTYD").                                        Post Effective Amendment No. 1 to Form S-11

   10.3     Series A-2 9.94% Secured Note from Marcourt to the registered         Filed as Exhibit 10(D)(2) to Registrant's
            owner of note (Various Series A-1 9.94% Notes in an aggregate         Post Effective Amendment No. 1 to Form S-11
            amount of 38,750,000 substantially in the form of the Series
            A-1 9.94% Note attached , were issued by Marcourt in connection with the Financing).

   10.4     Series A-2 11.18% Secured Note from Marcourt to the registered        Filed as Exhibit 10(D)(3) to Registrant's
            owner of note (Various notes in an aggregate amount of                Post Effective Amendment No. 1 to Form S-11
            70,250,000 substantially in the form of the Series A-2 11.18%
            Note attached , were issued by Marcourt in connection with the
            Financing.

   10.5     Indenture between Marcourt, as borrower, to First Fidelity Bank,      Filed as Exhibit 10(D)(4) to Registrant's
            National Association, New Jersey, as trustee ("Trustee").             Post Effective Amendment No. 1 to Form S-11

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Exhibit No.                            Description                                             Method of Filing
-----------                            -----------                                             ----------------
   10.6     Real Estate Deed of Trust from Marcourt to Albuquerque Title          Filed as Exhibit 10(D)(5) to Registrant's
            Company, as trustee for benefit of the Trustee filed in New           Post Effective Amendment No. 1 to Form S-11
            Mexico, securing Series A-1 9.94% Notes and Series A-2 ll.18%
            notes allocated to Albuquerque, New Mexico Marriott property
            (Deeds of Trust or Mortgages substantially similar to this Deed of Trust were filed in all other jurisdictions in which Marriott
            Properties are located.  Such other deeds of trust or mortgages secure the principal amount of Series A-1 9.94% Notes and Series
            A-2 11.18% Notes allocated to the Marriott Properties located in such other jurisdictions)

   10.7     Second Real Estate Deed of Trust from Marcourt to Albuquerque         Filed as Exhibit 10(D)(6) to Registrant's
            Title Company as trustee for the benefit of the Trustee, filed        Post Effective Amendment No. 1 to Form S-11
            in New Mexico, securing all Series A-1 9.94% Notes and Series
            A-2 11.18% Notes other than those notes allocated to the
            Albuquerque, New Mexico Marriott property (Deeds of trust or mortgages substantially similar to this Second Real Estate Deed of Trust were filed in all other jurisdictions in which the remaining Marriott Properties are located. Such other deeds  of trust  or  mortgages  secure the principal amount of Series A-1
            9.94% Notes and  Series  A-2  11.18%  Notes  allocated to all
            Marriott  Properties  not  located  in  the jurisdiction in which such other deeds of trust were filed for recording).

   10.8     Guaranty from the Registrant, Corporate Property Associates 10        Filed as Exhibit 10(D)(7) to Registrant's
            Incorporated, Trammell Crow Equity Partners II, Ltd. ("TCEP II")      Post Effective Amendment No. 1 to Form S-11
            and PA/First Plaza Limited Partnership ("First Plaza") as
            guarantors, to the Trustee.

   10.9     Shareholders Agreement between the Registrant, Corporate              Filed as Exhibit 10(D)(8) to Registrant's
            Property Associates 10 Incorporated ("CPA(R):10"), TCEP II and        Post Effective Amendment No. 1 to Form S-11
            First Plaza.

   10.10    Assignment and Assumptions of Lease Agreement for property            Filed as Exhibit 10(E)(1)(a) to
            located in Glendale, Arizona                                          Registrant's Post Effective Amendment No.
                                                                                  1 to Form S-11

   10.11    Assignment and Assumptions of  Lease Agreement for property           Filed as Exhibit 10(E)(1)(b) to
            located in Ft. Smith, Arkansas                                        Registrant's Post Effective Amendment No.
                                                                                  1 to Form S-11

   10.12    Assignment and Assumptions of Lease Agreement for property            Filed as Exhibit 10(E)(1)(c) to
            located in Escondido, California.                                     Registrant's Post Effective Amendment No.
                                                                                  1 to Form S-11

   10.13    Assignment and Assumptions of Lease Agreement for property            Filed as Exhibit 10(E)(1)(d) to
            located in Broken Arrow, Oklahoma.                                    Registrant's Post Effective Amendment No.
                                                                                  1 to Form S-11

   10.14    Assignment and Assumptions of Lease Agreement for property            Filed as Exhibit 10(E)(1)(e) to
            located in Weatherford, Oklahoma.                                     Registrant's Post Effective Amendment No.
                                                                                  1 to Form S-11

   10.15    Assignment and Assumptions of Lease Agreement for property            Filed as Exhibit 10(E)(1)(f) to
            located in Center, Texas.                                             Registrant's Post Effective Amendment No.
                                                                                  1 to Form S-11

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Exhibit No.                            Description                                             Method of Filing
-----------                            -----------                                             ----------------
   10.16    Assignment and Assumptions of Lease Agreement for property            Filed as Exhibit 10(E)(1)(g) to
            located in Groves, Texas.                                             Registrant's Post Effective Amendment No.
                                                                                  1 to Form S-11

   10.17    Assignment and Assumptions of Lease Agreement for property            Filed as Exhibit 10(E)( 1)(h) to
            located in Silsbee, Texas.                                            Registrant's Post Effective Amendment No.
                                                                                  1 to Form S-11

   10.18    Assignment and Assumptions of Lease Agreement for property            Filed as Exhibit 10(E)(1)(i) to
            located in Vidor, Texas.                                              Registrant's Post Effective Amendment No.
                                                                                  1 to Form S-11

   10.19    Lease Amendments for the Ft. Smith, Arkansas and Weatherford,         Filed as Exhibit 10(E)(2) to Registrant's
            Oklahoma properties.                                                  Post Effective Amendment No. 1 to Form S-11

   10.20    Promissory Note from subsidiaries of the Registrant and               Filed as Exhibit 10(E)(3) to Registrant's
            CPA(R):10 to The New England Mutual Life Insurance Company ("New      Post Effective to Form S-11 Amendment No. 1
            England").

   10.21    Mortgage/Deed of Trust from subsidiaries of the Registrant and        Filed as Exhibit 10(E)(4)(a) to
            CPA(R):10 to New England encumbering the property in Ft. Smith,       Registrant's Post Effective Amendment No.
            Arkansas                                                              1 to Form S-11

   10.22    Mortgage/Deed of Trust from subsidiaries of the Registrant and        Filed as Exhibit 10(E)(4)(b) to
            CPA(R):10 to New England encumbering the property in                  Registrant's Post Effective Amendment No.
            Weatherford, Oklahoma                                                 1 to Form S-11

   10.23    Mortgage/Deed of Trust from subsidiaries of the Registrant and        Filed as Exhibit 10(E)(4)(c) to
            CPA(R):10 to New England encumbering the properties in Center,        Registrant's Post Effective Amendment No.
            Groves, Silsbee, and Vidor, Texas.                                    1 to Form S-11

   10.24    Lease Agreement between QRS 10-9 (AR), Inc. ("QRS 10-9") and QRS      Filed as Exhibit 10(F)(1) to Registrant's
            11-2(AR), Inc. ("QRS 11-2") as landlord and Acadia Stores 63,         Post Effective Amendment No. 3 to Form S-11
            Inc. ("Tenant") as tenant.

   10.25    Co-Tenancy Agreement between QRS 10-9 and QRS 11-2.                   Filed as Exhibit 10(F)(2) to Registrant's
                                                                                  Post Effective Amendment No. 3 to Form S-11

   10.26    Term Loan Agreement among The First National Bank of Boston           Filed as Exhibit 10(F)(3) to Registrant's
            ("First Lender"), QRS 10-9 and QRS 11-2.                              Post Effective Amendment No. 3 to Form S-11

   10.27    Note of QRS 10-9 and QRS 11-2 to First Lender.                        Filed as Exhibit 10(F)(4) to Registrant's
                                                                                  Post Effective Amendment No. 3 to Form S-11

   10.28    Fee and Leasehold Mortgages from QRS10-9 and QRS 11-2 to First        Filed as Exhibit 10(F)(5) to Registrant's
            Lender for the following jurisdictions:                               Post Effective Amendment No. 3 to Form S-11
                  a.       Arkansas (one representative fee mortgage and
                           leasehold mortgage included)
                  b.       Louisiana
                  c.       Mississippi

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Exhibit No.                            Description                                             Method of Filing
-----------                            -----------                                             ----------------
   10.29    Term Loan Agreement among Acadia Partners , L.P. ("Second             Filed as Exhibit 10(F)(6) to Registrant's
            Lender"), QRS 10-9 and QRS 11-2.                                      Post Effective Amendment No. 3 to Form S-11

   10.30    Note of QRS 10-9 and QRS 11-2 to Second Lender.                       Filed as Exhibit 10(F)(7) to Registrant's
                                                                                  Post Effective Amendment No. 3 to Form S-11

   10.31    Fee Mortgages and Leasehold Mortgages from QRS 10-9 and QRS 11        Filed as Exhibit 10(F)(8) to Registrant's
            -2 to Second Lender for the following jurisdictions:                  Post Effective Amendment No. 3 to Form S-11
                     a.       Arkansas (one representative fee mortgage and
                              leasehold mortgage included)
                     b.       Louisiana
                     c.       Mississippi

   10.32    Guaranty from Harvest Foods, Inc., a Delaware corporation, to         Filed as Exhibit 10(F)(9) to Registrant's
            QRS 10-9 and QRS 11-2.                                                Post Effective Amendment No. 3 to Form S-11

   10.33    Guaranty from Harvest Foods, Inc., an Arkansas corporation, to        Filed as Exhibit 10(F)(10) to Registrant's
            QRS 10-9 and QRS 11-2.                                                Post Effective Amendment No. 3 to Form S-11

   10.34    Lease between QRS 10-12 (TX), Inc. ("QRS 10-12"), QRS 11-5 (TX),      Filed as Exhibit 10(G)(1) to Registrant's
            Inc. ("QRS 11-5") and Summagraphics.                                  Post Effective Amendment No. 3 to Form S-11

   10.35    Co-Tenancy Agreement between QRS 10-12, and QRS 11-5.                 Filed as Exhibit 10(G)(2) to Registrant's
                                                                                  Post Effective Amendment No. 3 to Form S-11

   10.36    $3,700,000 Promissory Note from QRS 10-12 (TX), Inc., ("QRS           Filed as Exhibit 10(H)(1) to Registrant's
            10-12"), and QRS 11-5 (TX) Inc. ("QRS 11-5"), to                      Post Effective Amendment No. 4 to Form S-11
            Creditanstalt-Bankverein ("Lender").

   10.37    Deed of Trust and Security Agreement from QRS 10- 12 and QRS          Filed as Exhibit 10(H)(2) to Registrant's
            11-5 to John O. Langdon, Trustee, for benefit of Lender.              Post Effective Amendment No. 4 to Form S-11

   10.38    Guaranty Agreement between Registrant and Corporate Property          Filed as Exhibit 10(H)(3) to Registrant's
            Associates 10 Incorporated as guarantor and Lender.                   Post Effective Amendment No. 4 to Form S-11

   10.39    Real Estate Purchase and Sale Contract between Belmet (IL) QRS        Filed as Exhibit 10(I)(1) to Registrant's
            11-9, Inc. ("QRS 11-9") as purchaser and Mission Leasing and          Post Effective Amendment No. 4
            Bank of Rantoul (collectively, to Form S-11"Seller").

   10.40    Assignment and Assumption of Lease between QRS 11-9 and Seller.       Filed as Exhibit 10(I)(2) to Registrant's
                                                                                  Post Effective Amendment No. 4 to Form S-11

   10.41    Assignment of Permits and Warranties from Seller to QRS 11-9.         Filed as Exhibit 10(I)(3) to Registrant's
                                                                                  Post Effective Amendment No. 4 to Form S-11

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Exhibit No.                            Description                                             Method of Filing
-----------                            -----------                                             ----------------
   10.42    Industrial Building Lease ("Lease") dated November 16, 1989           Filed as Exhibit 10(I)(4) to Registrant's
            between Seller and  Bell, together with First Amendment  to           Post Effective  Amendment No. 4 to Form S-11
            Lease, dated September 19, 1991.

   10.43    Second Amendment to Lease.                                            Filed as Exhibit 10(I)(5) to Registrant's
                                                                                  Post Effective Amendment No. 4 to Form S-11

   10.44    Land Purchase Agreement between MMI (SC) QRS 11-11 Inc. ("QRS         Filed as Exhibit 10(J)(1) to Registrant's
            11-11") and Amerisure, Inc. regarding three acre parcel.              Post Effective Amendment No. 5 to Form S-11

   10.45    Mortgage from Amerisure, Inc. to QRS 11-11 regarding three acre       Filed as Exhibit 10(J)(2) to Registrant's
            parcel.                                                               Post Effective Amendment No. 5 to Form S-11

   10.46    Lease Agreement between QRS 11-11, as Landlord. and MMI, as           Filed as Exhibit 10(J)(3) to Registrant's
            tenant.                                                               Post Effective Amendment No. 5 to Form S-11

   10.47    Assignment, Reassignment and Assumption of Lease among                Filed as Exhibit 10(J)(4) to Registrant's
            Amerisure, Inc., QRS 11-11 and UIC.                                   Post Effective Amendment No. 5 to Form S-11

   10.48    Loan Agreement between The Penn Mutual Life Insurance Company         Filed as Exhibit 10(J)(5) to Registrant's
            ("Penn Mutual") and QRS 11-11.                                        Post Effective Amendment No. 5 to Form S-11

   10.49    $9,500,000 Promissory Note from QRS 11-11 to Penn Mutual.             Filed as Exhibit 10(J)(6) to Registrant's
                                                                                  Post Effective Amendment No. 5 to Form S-11

   10.50    Mortgage and Security Agreement from QRS 11-11 to Penn Mutual.        Filed as Exhibit 10(J)(7) to Registrant's
                                                                                  Post Effective Amendment No. 5 to Form S-11

   10.51    Lease Agreement between BVS (NY) QRS 11-10, Inc. ("QRS 11-10")        Filed as Exhibit 10(K)(1) to Registrant's
            as landlord, and BVS, as tenant.                                      Post Effective Amendment No. 5 to Form S-11

   10.52    Reciprocal Easement and Operation Agreement between QRS 11-10         Filed as Exhibit 10(K)(2) to Registrant's
            and Fairview Plaza Corporation ("FPC").                               Post Effective Amendment No. 5 to Form S-11

   10.53    Lease Agreement between QRS 11-12, (FL), Inc., ("QRS 11-12"), as      Filed as Exhibit 10(L)(2) to Registrant's
            Landlord, and Unit, as tenant.                                        Post Effective Amendment No. 5 to Form S-11

   10.54    Guaranty and Suretyship Agreement from Unit to QRS 11-12.             Filed as Exhibit 10(L)(4) to Registrant's
                                                                                  Post Effective Amendment No. 5 to Form S-11

   10.55    Indemnity Agreement between GATX Corporation and QRS 11-12.           Filed as Exhibit 10(L)(5) to Registrant's
                                                                                  Post Effective Amendment No. 5 to Form S-11

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Exhibit No.                            Description                                             Method of Filing
-----------                            -----------                                             ----------------
   10.56    Assignment and Assumption of Lease by Charlotte Telephone             Filed as Exhibit 10(M)(1) to Registrant's
            Associates Limited Partnership ("CTA") to QRS 11-14 (NC), Inc.        Post Effective Amendment No. 5 to Form S-11
            ("QRS 11-14").

   10.57    Purchase and Sale Agreement between Neoserv (CO) QRS 10-13, Inc.      Filed as Exhibit 10.1 to Registrant's Form
            ("QRS:10") and Neoserv (CO) QRS 11-8, Inc. ("QRS:11") as              8-K dated October 29, 1992
            purchasers and Homart Development Co. ("Homart").

   10.58    Promissory Note of QRS:10 and QRS:11 to Homart.                       Filed as Exhibit 10.2 to Registrant's Form
                                                                                  8-K dated October 29, 1992

   10.59    Deed of Trust from QRS:10 and QRS:11 for benefit of Homart.           Filed as Exhibit 10.3 to Registrant's Form
                                                                                  8-K dated October 29, 1992

   10.60    Option Agreement between QRS:10 and QRS:11 as option grantee and      Filed as Exhibit 10.4 to Registrant's Form
            Homart as option grantor.                                             8-K dated October 29, 1992

   10.61    Co-Tenancy Agreement between QRS:10 and QRS:11.                       Filed as Exhibit 10.5 to Registrant's Form
                                                                                  8-K dated October 29, 1992

   10.62    Lease from QRS:10 and QRS:11 as lessor and Neodata Services,          Filed as Exhibit 10.6 to Registrant's Form
            Inc. ("Neodata") as lessee.                                           8-K dated October 29, 1992

   10.63    Guaranty Agreement from Neodata Corporation as guarantor to           Filed as Exhibit 10.7 to Registrant's Form
            QRS:10 and QRS:11.                                                    8-K dated October 29, 1992

   10.64    Promissory Note of QRS:10 and QRS:11 to Neodata.                      Filed as Exhibit 10.8 to Registrant's Form
                                                                                  8-K dated October 29, 1992

   10.65    Deed of Trust from QRS:10 and QRS:11 for benefit of Neodata.          Filed as Exhibit 10.9 to Registrant's Form
                                                                                  8-K dated October 29, 1992

   10.66    Construction Contract between QRS:10 and QRS:11 as owners and         Filed as Exhibit 10.10 to Registrant's
            Austin Commercial, Inc. ("Austin") as contractor.                     Form 8-K dated October 29, 1992

   10.67    Guaranty from Austin to QRS:10 and QRS:11.                            Filed as Exhibit 10.11 to Registrant's
                                                                                  Form 8-K dated October 29, 1992

   10.68    Construction Agency Agreement between QRS:10 and QRS:11 as            Filed as Exhibit 10.12 to Registrant's
            owners and Neodata as agent.                                          Form 8-K dated October 29, 1992

   10.69    Land Purchase Agreement between MMI (SC) QRS 11-11, Inc. ("QRS        Filed as Exhibit 10.1 to Registrant's Form
            11-11") and  Amerisure, Inc. ("Amerisure") regarding three acre       8-K dated January 5, 1993
            parcel.

   10.70    Mortgage from Amerisure to QRS 11-11 regarding three acre parcel.     Filed as Exhibit 10. 2 to Registrant's
                                                                                  Form 8-K dated January 5, 1993

   10.71    Lease Agreement between QRS 11-11, as Landlord, and MMI as            Filed as Exhibit 10.3 to Registrant's Form
            tenant.                                                               8-K dated January 5, 1993

   10.72    Assignment, Reassignment and Assumption of Lease among                Filed as Exhibit 10.4 to Registrant's Form
            Amerisure, Inc., QRS 11-11 and UIC.                                   8-K dated January 5, 1993

   10.73    Loan Agreement between The Penn Mutual Life Insurance Company         Filed as Exhibit 10.5 to Registrant's Form
            ("Penn Mutual") and QRS 11-11.                                        8-K dated January 5, 1993

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Exhibit No.                            Description                                             Method of Filing
-----------                            -----------                                             ----------------
   10.74    $9,500,000 Promissory Note from QRS 11-11 to Penn Mutual.             Filed as Exhibit 10.6 to Registrant's Form
                                                                                  8-K dated January 5, 1993

   10.75    Mortgage and Security Agreement from QRS 11-11 to Penn Mutual.        Filed as Exhibit 10.7 to Registrant's Form
                                                                                  8-K dated January 5, 1993

   10.76    Lease Agreement between BVS (NY) QRS 11-10, Inc. ("QRS 11-10"),       Filed as Exhibit 10.8 to Registrant's Form
            as landlord, and BVS, as tenant.                                      8-K dated January 5, 1993

   10.77    Reciprocal Easement and Operation Agreement between QRS 11-10         Filed as Exhibit 10.9 to Registrant's Form
            and Fairview Plaza, Inc.                                              8-K dated January 5, 1993

   10.78    Lease Agreement between QRS 11-12 (FL), Inc. ("QRS 11-12"), as        Filed as Exhibit 10.10 to Registrant's
            landlord, and Unit, as tenant.                                        Form 8-K dated January 5, 1993

   10.79    Guaranty and Suretyship Agreement from Unit to QRS 11-12.             Filed as Exhibit 10.11 to Registrant's
                                                                                  Form 8-K dated January 5, 1993

   10.80    Indemnity Agreement between GATX Corporation and QRS 11-12.           Filed as Exhibit 10.12 to Registrant's
                                                                                  Form 8-K dated January 5, 1993

   10.81    Assignment and Assumption of Lease and Lease Guaranty from            Filed as Exhibit 10.1 to Registrant's Form
            Oakbrook Development Corp. ("Oakbrook") to Books CT QRS 11-15,        8-K dated April 5, 1993
            Inc. ("QRS 11-15").

   10.82    Co-Tenancy Agreement between DDI (NE) QRS 10-15, Inc. ("QRS           Filed as Exhibit 10.2 to Registrant's Form
            10-15") and DDI (NE) QRS 11-13, Inc. ("QRS 11-13").                   8-K dated April 5, 1993

   10.83    Cross Indemnity Agreement between QRS 10-15 and QRS 11-13.            Filed as Exhibit 10.3 to Registrant's Form
                                                                                  8-K dated April 5, 1993

   10.84    Lease Agreement between QRS 10-15 and QRS 11-13, as landlord,         Filed as Exhibit 10.4 to Registrant's Form
            and Data Documents, Inc. ("DDI"), as tenant.                          8-K dated April 5, 1993

   10.85    Loan Agreement between QRS 10-15 and QRS 11-13, as borrower, and      Filed as Exhibit 10.5 to Registrant's Form
            U S West Financial Services, Inc. ("US West"), as lender.             8-K dated April 5, 1993

   10.86    $8,000,000 Promissory Note from QRS 10-15 and QRS 11-13 to US         Filed as Exhibit 10.6 to Registrant's Form
            West.                                                                 8-K dated April 5, 1993

   10.87    Deed of Trust from QRS 10-15 and QRS 11-13 to US West (for            Filed as Exhibit 10.7 to Registrant's Form
            filing in the states of Colorado, Nebraska and Texas).                8-K dated April 5, 1993

   10.88    Mortgage from QRS 10-15 and QRS 11-13 to US West (for filing in       Filed as Exhibit 10.8 to Registrant's Form
            the state of Kansas).                                                 8-K dated April 5, 1993

   10.89    Assignment of Parent Guaranty from QRS 10-15 and QRS 11-13.           Filed as Exhibit 10.9 to Registrant's Form
                                                                                  8-K dated April 5, 1993

   10.90    Deed of Trust Note from QRS 11-14 (NC), Inc. ("QRS 11-14") to         Filed as Exhibit 10.1 to Registrant's Form
            Kredietbank N.V. ("Kredietbank").                                     8-K dated April 13, 1993

   10.91    Deed of Trust from QRS 11-14 for the benefit of Kredietbank.          Filed as Exhibit 10.2 to Registrant's Form
                                                                                  8-K dated April 13, 1993

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Exhibit No.                            Description                                             Method of Filing
-----------                            -----------                                             ----------------
   10.92    Assignment of Leases and Rents from QRS 11-14 to Kredietbank.         Filed as Exhibit 10.3 to Registrant's Form
                                                                                  8-K dated April 13, 1993

   10.93    Escrow Agreement between QRS 11-14 and Kredietbank.                   Filed as Exhibit 10.4 to Registrant's Form
                                                                                  8-K dated April 13, 1993

   10.94    Lease Agreement between BB Property Company, as lessor, and Best      Filed as Exhibit 10.1 to Registrant's Form
            Buy, as lessee.                                                       8-K dated May 6, 1993

   10.95    Note Purchase Agreement among BB Property Company, Best Buy, and      Filed as Exhibit 10.2 to Registrant's Form
            TIAA.                                                                 8-K dated May 6, 1993

   10.96    $32,800,000 Note from BB Property Company to TIAA.                    Filed as Exhibit 10.3 to Registrant's Form
                                                                                  8-K dated May 6, 1993

   10.97    Deed of Trust and Security Agreement from BB Property Company         Filed as Exhibit 10.4 to Registrant's Form
            for the benefit of TIAA.                                              8-K dated May 6, 1993

   10.98    $3,200,000 Promissory Note from BVS (NY) QRS 11-10, Inc. ("BVS")      Filed as Exhibit 10.5 to Registrant's Form
            to Orix.                                                              8-K dated May 6, 1993

   10.99    Mortgage, Assignment of Leases and Rents, Security Agreement and      Filed as Exhibit 10.6 to Registrant's Form
            Fixture Filing from BVS to Orix.                                      8-K dated May 6, 1993

   10.100   Purchase Agreement between QRS 11-19, as owner, and Lincoln           Filed as Exhibit 10.2 to Registrant's Form
            Technical Institute, as buyer.                                        8-K dated August 13, 1993

   10.101   Lease Agreement between Unitech (IL) QRS 11-19, Inc. ("QRS            Filed as Exhibit 10(P)(1) to Registrant's
            11-19"), as landlord, and UTI.                                        Post Effective Amendment No. 6 to Form S-11

   10.102   Guaranty and Suretyship Agreement from Lincoln Technical              Filed as Exhibit 10(P)(2) to Registrant's
            Institute of Arizona, Inc. to QRS 11-19.                              Post Effective Amendment No. 6 to Form S-11

   10.103   Modification of Loan Documents and Assumption Agreement among         Filed as Exhibit 10(P)(3) to Registrant's
            Chicago Investment Properties Limited Partnership, the                Post Effective Amendment No. 6 to Form S-11
            Guarantors QRS 11-19 and the Fidelity Mutual Life Insurance
            Company.

   10.104   Rate Cap Transaction letter Agreement between BVS and Chemical        Filed as Exhibit 10(Q)(4) to Registrant's
            Bank ("Chemical").                                                    Post Effective Amendment No. 6 to Form S-11

   10.105   Consent and Agreement between Chemical, Orix and BVS.                 Filed as Exhibit 10(Q)(5) to Registrant's
                                                                                  Post Effective Amendment No. 6 to Form S-11

   10.106   Assignment of Interest Rate Protection Agreement from BVS to          Filed as Exhibit 10(Q)(6) to Registrant's
            Orix.                                                                 Post Effective Amendment No. 6 to Form S-11

   10.107   Warrant issued by Merit to the Registrant.                            Filed as Exhibit 10(S)(1) to Registrant's
                                                                                  Post Effective Amendment No. 6 to Form S-11

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Exhibit No.                            Description                                             Method of Filing
-----------                            -----------                                             ----------------
   10.108   Lease Agreement between QRS 11-20 (UT), Inc. ("QRS 11-20"), as        Filed as Exhibit 10(S)(2) to Registrant's
            landlord, and Merit, as tenant.                                       Post Effective Amendment No. 6 to Form S-11

   10.109   Guaranty Agreement from the Registrant to Merit.                      Filed as Exhibit 10(S)(3) to Registrant's
                                                                                  Post Effective Amendment No. 6 to Form S-11

   10.110   Construction Management Agreement between Merit and the Koll          Filed as Exhibit 10(S)(4) to Registrant's
            Company.                                                              Post Effective Amendment No. 6 to Form S-11

   10.111   Construction Agreement between Merit and Camco Construction           Filed as Exhibit 10(S)(5) to Registrant's
            Company, Inc.                                                         Post Effective Amendment No. 6 to Form S-11

   10.112   Construction Agency Agreement between Merit and QRS 11-20.            Filed as Exhibit 10(S)(6) to Registrant's
                                                                                  Post Effective Amendment No. 6 to Form S-11

   10.113   $8,250,000 Promissory Note from QRS 11-20 to First Interstate         Filed as Exhibit 10(S)(7) to Registrant's
            Bank of Utah, N.A. ("Lender").                                        Post Effective Amendment No. 6 to Form S-11

   10.114   Deed of Trust, Assignment of Rents, Security Agreement and            Filed as Exhibit 10(S)(8) to Registrant's
            Financing Statement from QRS 11-20 for the benefit of Lender.         Post Effective Amendment No. 6 to Form S-11

   10.115   Assignment of Leases and Rents made by QRS 11-20 in favor of          Filed as Exhibit 10(S)(9) to Registrant's
            Lender.                                                               Post Effective Amendment No. 6 to Form S-11

   10.116   Loan Agreement between QRS 11-20 and Lender.                          Filed as Exhibit 10(S)(10) to Registrant's
                                                                                  Post Effective Amendment No. 6 to Form S-11

   10.117   Assignment and Assumption of Bid dated as of April 14, 1993           Filed as Exhibit 10(T)(1) to Registrant's
            among QRS 11-17 (NY), Inc. ("QRS 11-17"), E.B. Properties, Inc.       Post Effective Amendment No. 7 to Form S-11
            ("EB") and The Dime Savings Bank of New York, FSB ("Dime"), as
            amended and supplemented by the First Supplement dated April 15,
            1993 and by the Second Supplement dated April 22, 1993 and by letters dated May 12, June 9 and June 18, 1993.

   10.118   Assignment and Assumption Agreement, dated March 4, 1993, as          Filed as Exhibit 10(T)(2) to Registrant's
            amended , between Dime and EB, as assigned by Assignment dated        Post Effective Amendment No. 7 to Form S-11
            April 14, 1993.

   10.119   Lease dated as of August 1, 1986 between D. Grossman and Mormax       Filed as Exhibit 10(T)(3) to Registrant's
            Corporation (as assumed by QRS 11-21, Inc. ("QRS 11-21") by           Post Effective Amendment No. 7 to Form S-11
            virtue of documents listed at (10)(T)(1)).

   10.120   Promissory Note from QRS 11-17 to Dime in the amount of               Filed as Exhibit 10(T)(4) to Registrant's
            $7,000,000.                                                           Post Effective Amendment No. 7 to Form S-11

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Exhibit No.                            Description                                             Method of Filing
-----------                            -----------                                             ----------------
   10.121   Mortgage from QRS 11-17 to Dime.                                      Filed as Exhibit 10(T)(5) to Registrant's
                                                                                  Post Effective Amendment No. 7 to Form S-11

   10.122   Collateral Assignment of Leases and Rents by QRS 11-17 in favor       Filed as Exhibit 10(T)(6) to Registrant's
            of Dime.                                                              Post Effective Amendment No. 7 to Form S-11

   10.123   Agreement of Indemnity by QRS 11-17 in favor of Dime.                 Filed as Exhibit 10(T)(7) to Registrant's
                                                                                  Post Effective Amendment No. 7 to Form S-11

   10.124   Lease Agreement between SCF (TN) QRS 11-21, as landlord, and          Filed as Exhibit 10(U)(1) to Registrant's
            SCM, as tenant.                                                       Post Effective Amendment No. 7 to Form S-11

   10.125   Warrant issued by Sports & Fitness Clubs Inc. ("SFC") to QRS          Filed as Exhibit 10(U)(2) to Registrant's
            11-21.                                                                Post Effective Amendment No. 7 to Form S-11

   10.126   Guaranty and Suretyship Agreement by SFC and Sports and Fitness       Filed as Exhibit 10(U)(3) to Registrant's
            Clubs of America, Inc. ("SFCA") to QRS 11-21.                         Post Effective Amendment No. 7 to Form S-11

   10.127   Purchase Agreement between QRS 11-21, as owner, and SFC, as           Filed as Exhibit 10(U)(4) to Registrant's
            buyer.                                                                Post Effective Amendment No. 7 to Form S-11

   10.128   Term Loan Agreement between QRS 11-21, as borrower, and Union         Filed as Exhibit 10(U)(5) to Registrant's
            Planters National Bank, as lender ("Union Planters").                 Post Effective Amendment No. 7 to Form S-11

   10.129   Note in the amount of $2,800,000 dated July 20, 1993 from QRS         Filed as Exhibit 10(U)(6) to Registrant's
            11-21 for the benefit of Union Planters.                              Post Effective Amendment No. 7 to Form S-11

   10.130   Deed of Trust, Assignment of Rents and Security Agreement from        Filed as Exhibit 10(U)(7) to Registrant's
            QRS 11-21 for the benefit of Union Planters.                          Post Effective Amendment No. 7 to Form S-11

   10.131   Acknowledgment of Assignment of Lease, Guaranty and Purchase          Filed as Exhibit 10(U)(8) to Registrant's
            Agreements between SCM, SFC, SFCA, QRS 11-21 and Union Planters.      Post Effective Amendment No. 7 to Form S-11

   10.132   Real Estate Contract of Sale between Abacus Capital Corporation,      Filed as Exhibit 10(V)(1) to Registrant's
            as seller, and Registrant, or its assigns, as Buyer.                  Post Effective Amendment No. 7 to Form S-11

   10.133   Real Estate Contract of Sale between Abacus Capital Corporation       Filed as Exhibit 10.1 to Registrant's Form
            ("Abacus"), as seller, and Registrant, as buyer.                      8-K dated February 24, 1994

   10.134   Assignment of Real Estate Contract of Sale from Registrant to         Filed as Exhibit 10.2 to Registrant's Form
            the PETSMART Subsidiary.                                              8-K dated February 24, 1994

   10.135   Assignment and Assumption of Lease between Abacus and the             Filed as Exhibit 10.3 to Registrant's Form
            PETsMART Subsidiary.                                                  8-K dated February 24, 1994

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Exhibit No.                            Description                                             Method of Filing
-----------                            -----------                                             ----------------
   10.136   Loan Agreement between NationsBank and the PETsMART Subsidiary.       Filed as Exhibit 10.4 to Registrant's Form
                                                                                  8-K dated February 24, 1994

   10.137   $2,500,000 Promissory Note made by the PETsMART Subsidiary to         Filed as Exhibit 10.5 to Registrant's Form
            NationsBank.                                                          8-K dated February 24, 1994

   10.138   Deed of Trust, Assignment, Security Agreement and Financing           Filed as Exhibit 10.6 to Registrant's Form
            Statement from the PETsMART Subsidiary to NationsBank.                8-K dated February 24, 1994

   10.139   Lease Agreement between the Braintree Subsidiary, as landlord,        Filed as Exhibit 10.7 to Registrant's Form
            and Barnes & Noble, as tenant.                                        8-K dated February 24, 1994

   10.140   Real Estate Purchase and Sale Contract between the ELWA               Filed as Exhibit 10.8 to Registrant's Form
            Subsidiary, as buyer, and Big V, as seller.                           8-K dated February 24, 1994

   10.141   Lease Agreement between the ELWA Subsidiary, as landlord, and         Filed as Exhibit 10.9 to Registrant's Form
            Big V as tenant.                                                      8-K dated February 24, 1994

   10.142   Guaranty and Suretyship Agreement executed by Big V Holding.          Filed as Exhibit 10.10 to Registrant's
                                                                                  Form 8-K dated February 24, 1994

   10.143   Amended, Restated and Consolidated Bonds to Key Bank, as lender,      Filed as Exhibit 10.11 to Registrant's
            from the ELWA Subsidiary, as borrower.                                Form 8-K dated February 24, 1994

   10.144   Amended and Restated Mortgage and Security Agreement from the         Filed as Exhibit 10.12 to Registrant's
            ELWA Subsidiary, to Key Bank.                                         Form 8-K dated February 24, 1994

   10.145   Limited Guaranty of Payment from the Company to Key Bank.             Filed as Exhibit 10.13 to Registrant's
                                                                                  Form 8-K dated February 24, 1994

   10.146   Lease Agreement between the Brownwood Subsidiary, as landlord,        Filed as Exhibit 10.14 to Registrant's
            and Superior, as tenant.                                              Form 8-K dated February 24, 1994

   10.147   Guaranty and Suretyship Agreement from Alpine to Registrant.          Filed as Exhibit 10.15 to Registrant's
                                                                                  Form 8-K dated February 24, 1994

   10.148   $2,700,000 Real Estate Note from the Brownwood Subsidiary, as         Filed as Exhibit 10.16 to Registrant's
            maker, to Creditanstalt, as holder.                                   Form 8-K dated February 24, 1994

   10.149   Deed of Trust and Security Agreement by the Brownwood                 Filed as Exhibit 10.17 to Registrant's
            Subsidiary, as guarantor to Hazen H. Dempster, as trustee.            Form 8-K dated February 24, 1994

   10.150   Guaranty and Agreement between the Company and Creditanstalt.         Filed as Exhibit 10.18 to Registrant's
                                                                                  Form 8-K dated February 24, 1994

   10.151   Assignment of Contract from Hyde Park Holdings, Inc. to the           Filed as Exhibit 10.19 to Registrant's
            Cleveland Subsidiary.                                                 Form 8-K dated February 24, 1994

   10.152   Lease Agreement between the Cleveland Subsidiary, as landlord,        Filed as Exhibit 10.20 to Registrant's
            and Nicholson, as tenant.                                             Form 8-K dated February 24, 1994

   10.153   $4,000,000 Cognovit Promissory Note from the Cleveland                Filed as Exhibit 10.21 to Registrant's
            Subsidiary to Bank One.                                               Form 8-K dated February 24, 1994

   10.154   Mortgage Deed, Security Agreement and Assignment of Rents and         Filed as Exhibit 10.22 to Registrant's
            Leases from the Cleveland Subsidiary to Bank One.                     Form 8-K dated February 24, 1994

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Exhibit No.                            Description                                             Method of Filing
-----------                            -----------                                             ----------------
   10.155   Business Loan Agreement between the Cleveland Subsidiary, and         Filed as Exhibit 10.23 to Registrant's
            Bank One.                                                             Form 8-K dated February 24, 1994

   10.156   Guaranty from Registrant to Bank One.                                 Filed as Exhibit 10.24 to Registrant's
                                                                                  Form 8-K dated February 24, 1994

   10.157   Lease Agreement between the Gensia Partnership, as landlord, and      Filed as Exhibit 10.25 to Registrant's
            Gensia, as tenant.                                                    Form 8-K dated February 24, 1994

   10.158   $13,000,000 Promissory Note from the Gensia Partnership to            Filed as Exhibit 10.26 to Registrant's
            Northwestern.                                                         Form 8-K dated February 24, 1994

   10.159   Deed of Trust, Security Agreement and Financing Statement from        Filed as Exhibit 10.27 to Registrant's
            the Gensia Partnership to Northwestern.                               Form 8-K dated February 24, 1994

   10.160   Guarantee of Recourse Obligations from Registrant and CPA(R):12       Filed as Exhibit 10.28 to Registrant's
            to Northwestern.                                                      Form 8-K dated February 24, 1994

   10.161   Assignment of Earnest Money Contract from Garden Ridge to the         Filed as Exhibit 10.29 to Registrant's
            Round Rock Subsidiary.                                                Form 8-K dated February 24, 1994

   10.162   Lease Agreement between the Round Rock Subsidiary, as landlord,       Filed as Exhibit 10.30 to Registrant's
            and Garden Ridge, as tenant.                                          Form 8-K dated February 24, 1994

   10.163   $3,465,000 Note from the Round Rock Subsidiary to Garden Ridge.       Filed as Exhibit 10.31 to Registrant's
                                                                                  Form 8-K dated February 24, 1994

   10.164   Deed of Trust and Security Agreement from the Round Rock              Filed as Exhibit 10.32 to Registrant's
            Subsidiary to Garden Ridge.                                           Form 8-K dated February 24, 1994

   10.165   $1,700,000 Promissory Note from the Plano Subsidiary to National      Filed as Exhibit 10.33 to Registrant's
            Western.                                                              Form 8-K dated February 24, 1994

   10.166   Deed of Trust, Security Agreement and Financing Statement from        Filed as Exhibit 10.34 to Registrant's
            the Plano Subsidiary to National Western.                             Form 8-K dated February 24, 1994

   10.167   Lease Agreement dated June 15, 1994 between CTC (VA) QRS 11-32,       Filed as Exhibit 10.167 to Registrant's
            Inc., as Landlord, and Childtime Childcare, Inc., as Tenant.          Form 10-K for the year ended December 31,
                                                                                  1994 dated March 31, 1995

   10.168   Construction Agency Agreement dated June 15, 1994 between             Filed as Exhibit 10.168 to Registrant's
            Childtime Childcare, Inc. and CTC (VA) QRS 11-32, Inc.                Form 10-K for the year ended December 31,
                                                                                  1994 dated March 31, 1995

   10.169   Lease Agreement dated August 11, 1994 by and between Neenah (WI)      Filed as Exhibit 10.169 to Registrant's
            QRS 11-31, Inc., as Landlord, and Exide Electronic Assembly           Form 10-K for the year ended December 31,
            Corporation, as Tenant.                                               1994 dated March 31, 1995

   10.170   $5,000,000 Real Estate Note dated August 11, 1994 from Neenah         Filed as Exhibit 10.170 to Registrant's
            (WI) QRS 11-31, Inc., as Maker, and Creditanstalt Corporate           Form 10-K for the year ended December 31,
            Finance, Inc., as Holder.                                             1994 dated March 31, 1995

   10.171   Lease Agreement dated December 31, 1994 by and between CFP            Filed as Exhibit 10.171 to Registrant's
            Associates, as Landlord, and Custom Foods Products, Inc., as          Form 10-K for the year ended December 31,
            Tenant.                                                               1994 dated March 31, 1995

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Exhibit No.                            Description                                             Method of Filing
-----------                            -----------                                             ----------------
   10.172   Loan Agreement dated December 31, 1994 between CFP Associates,        Filed as Exhibit 10.172 to Registrant's
            as Borrower, and Greyrock Capital Group Inc., as Lender.              Form 10-K for the year ended December 31,
                                                                                  1994 dated March 31, 1995

   10.173   $2,000,000 Note dated December 31, 1994 from CFP Associates, as       Filed as Exhibit 10.173 to Registrant's
            Maker, and Greyrock Capital Group Inc., as Payee.                     Form 10-K for the year ended December 31,
                                                                                  1994 dated March 31, 1995

   10.174   $200,000 Maximum Amount Promissory Note dated December 31, 1994       Filed as Exhibit 10.174 to Registrant's
            from CFP Associates, as Maker, to Custom Foods Products, Inc.,        Form 10-K for the year ended December 31,
            as Payee.                                                             1994 dated March 31, 1995

   10.175   Lease Agreement dated October 14, 1994 by and between ADS (CA)        Filed as Exhibit 10.175 to Registrant's
            QRS 11-34, Inc., as Landlord, and Chiat/Day Inc. Advertising, as      Form 10-K for the year ended December 31,
            Tenant.                                                               1994 dated March 31, 1995

   10.176   $6,000,000 Promissory Note dated October 14, 1994 from ADS (CA)       Filed as Exhibit 10.176 to Registrant's
            QRS 11-34, Inc., as Borrower, to Kearneys Street Real Estate          Form 10-K for the year ended December 31,
            Company, L.P., as Lender.                                             1994 dated March 31, 1995

   10.177   $3,000,000 Purchase Money Promissory Note secured by Deed of          Filed as Exhibit 10.177 to Registrant's
            Trust dated October 14, 1994 from ADS (CA) QRS 11-34, Inc., as        Form 10-K for the year ended December 31,
            Maker, to Venice Operating Corp., as Holder.                          1994 dated March 31, 1995

   10.178   Lease Agreement dated October 31, 1995 by and between DELMO (PA)      Filed as Exhibit 10.33 to Registrant's
            QRS 11-36 and DELMO (PA) QRS 12-10 together as Landlord and Del       Form 8-K dated March 21, 1996
            Monte Corporation, as Tenant.

   10.179   Lease Agreement dated December 26, 1995 by and between Cards          Filed as Exhibit 2.1 to Registrant's Form
            Limited Liability Company, as Landlord, and The Upper Deck            8-K dated March 21, 1996
            Company, as Tenant.

   10.180   $15,000,000 Promissory Note dated January 3, 1996 from Cards          Filed as Exhibit 2.2 to Registrant's Form
            Limited Liability Company to Column Financial, Inc.                   8-K dated March 21, 1996

   21.1     Subsidiaries of Registrant as of March 11, 2004                       Filed herewith

   23.1     Consent of PricewaterhouseCoopers LLP                                 Filed herewith

   23.2     Consent of PricewaterhouseCoopers LLP                                 Filed as Exhibit 23.2 to Amendment No.2 to
                                                                                  Registrant's Form 4 dated February 8, 2002

   28.1     General Warranty Deed from Amerisure, Inc. to (SC) QRS 11-11          Filed as Exhibit 28(C)(1) to Registrant's
                                                                                  Post Effective Amendment No. 5 to Form S-11

   28.2     Amended and Restated Sublease Agreement between MMI, as               Filed as Exhibit 28(C)(2) to Registrant's
            sublandlord, and Unisun Insurance Company ("UIC").                    Post Effective Amendment No. 5 to Form S-11

   28.3     General warranty Deed from FPC to QRS 11-10.                          Filed as Exhibit 28(D)(1) to Registrant's
                                                                                  Post Effective Amendment No. 5 to Form S-11

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Exhibit No.                            Description                                             Method of Filing
-----------                            -----------                                             ----------------
   28.4     Deed from Unit to QRS 11-12.                                          Filed as Exhibit 28(E)(1) to Registrant's
                                                                                  Post Effective Amendment No. 5 to Form S-11

   28.5     Lease between Unit, as landlord, and SLS, as tenant, as amended.      Filed as Exhibit 28(E)(2) to Registrant's
                                                                                  Post Effective Amendment No. 5 to Form S-11

   28.6     Special warranty Deed from CTA, as Grantor to QRS 11-14, as           Filed as Exhibit 28(F)(1) to Registrant's
            Grantee.                                                              Post Effective Amendment No. 5 to Form S-11

   28.7     Lease Agreement between CTA and AT&T.                                 Filed as Exhibit 28(F)(2) to Registrant's
                                                                                  Post Effective Amendment No. 5 to Form S-11

   28.8     Leasehold Deed of Trust from Neodata for benefit of General           Filed as Exhibit 28.1 to Registrant's Form
            Electric Capital Corporation.                                         8-K dated October 29, 1992

   28.9     General Warranty Deed from Amerisure QRS 11-11.                       Filed as Exhibit 28.1 to Registrant's Form
                                                                                  8-K dated January 5, 1993

   28.10    Amended and Restated Sublease Agreement between MMI, as               Filed as Exhibit 28.2 to Registrant's Form
            sublandlord, and Unisun Insurance Company.                            8-K dated January 5, 1993

   28.11    General Warranty Deed from Fairview Plaza Corporation to QRS          Filed as Exhibit 28.3 to Registrant's Form
            11-10.                                                                8-K dated January 5, 1993

   28.12    Deed from Unit to QRS 11-12.                                          Filed as Exhibit 28.4 to Registrant's Form
                                                                                  8-K dated January 5, 1993

   28.13    Lease between Unit, as landlord, and SLS, as tenant, as amended.      Filed as Exhibit 28.5 to Registrant's Form
                                                                                  8-K dated January 5, 1993

   28.14    Prospectus dated January 21, 1993 of Registrant.                      Filed pursuant to Rule 424(b)(s) on
                                                                                  January 26, 1993 (Registration No.
                                                                                  33-39409)

   28.15    Supplement No. 1 dated March 17, 1993 to Prospectus dated             Filed pursuant to Rule 424(b)(s) on March
            January 21, 1993.                                                     17, 1993 (Registration No. 33-39409)

   28.16    Quit Claim Deed from Oakbrook to QRS 11-15.                           Filed as Exhibit 28.1 to Registrant's Form
                                                                                  8-K dated April 5, 1993

   28.17    Lease Agreement between Oakbrook and B. Dalton Bookseller, Inc.       Filed as Exhibit 28.2 to Registrant's Form
            ("B. Dalton").                                                        8-K dated April 5, 1993

   28.18    First Amendment between Oakbrook and B. Dalton Bookseller, Inc.       Filed as Exhibit 28.3 to Registrant's Form
                                                                                  8-K dated April 5, 1993

   28.19    Lease Guaranty to Oakbrook from Barnes & Noble, Inc.                  Filed as Exhibit 28.4 to Registrant's Form
                                                                                  8-K dated April 5, 1993

   28.20    Guaranty and Suretyship Agreement from Data Documents Holdings,       Filed as Exhibit 28.5 to Registrant's Form
            Inc. to QRS 10-15 and QRS 11-13.                                      8-K dated April 5, 1993

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Exhibit No.                            Description                                             Method of Filing
-----------                            -----------                                             ----------------
   28.21    Guaranty from Corporate Property Associates 10 Incorporated and       Filed as Exhibit 28.6 to Registrant's Form
            Registrant to US West.                                                8-K dated April 5, 1993

   28.22    Guaranty from Registrant to Orix.                                     Filed as Exhibit 28.1 to Registrant's Form
                                                                                  8-K dated May 6, 1993

   28.23    Special Warranty Deed from Merit to QRS 11-20.                        Filed as Exhibit 28(G)(1) to Registrant's
                                                                                  Post Effective Amendment No. 6 to Form S-11

   28.24    Table VI: Acquisitions of Properties by Prior Programs.               Filed as Exhibit 28(H) to Registrant's
                                                                                  Post Effective Amendment No. 6 to Form S-11

   28.25    Limited Warranty Deed from the David F. Bolger Revocable Trust        Filed as Exhibit 28.1 to Registrant's Form
            to the Braintree Subsidiary.                                          8-K dated February 24, 1994

   28.26    Special Warranty Deed from Superior to the Brownwood Subsidiary.      Filed as Exhibit 28.2 to Registrant's Form
                                                                                  8-K dated February 24, 1994

   28.27    Corporation Grant Deed from Gensia to the Gensia Partnership.         Filed as Exhibit 28.3 to Registrant's Form
                                                                                  8-K dated February 24, 1994

   28.28    Supplement No. 2 dated June 15, 1993 to Prospectus dated January      Filed as Exhibit 28.28 to Registrant's
            21, 1993.                                                             Form 10-K for the year ended December 31,
                                                                                  1993

   28.29    Supplement No. 3 dated August 11, 1993 to Prospectus dated            Filed as Exhibit 28.29 to Registrant's
            January 21, 1993.                                                     Form 10-K for the year ended December 31,
                                                                                  1993

   31.1     Certification of Co-Chief Executive Officers                          Filed herewith

   31.2     Certification of Chief Financial Officer                              Filed herewith

   32.1     Certification of Co-Chief Executive Officers                          Filed herewith

   32.2     Certification of Chief Financial Officer                              Filed herewith

   99       Press Release Dated April 30, 2002                                    Filed as Exhibit 99 to Registrant's Form
                                                                                  8-K dated April 30, 2002

   99.1     Letter to shareholders dated December 15, 2003 announcing its         Filed as Exhibit 99.1 to Registrant's Form
            Board of Directors has begun considering the options for the          8-K dated December 15, 2003
            Registrant's liquidation.

   99.2     Letter to financial advisors dated December 15, 2003 announcing       Filed as Exhibit 99.2 to Registrant's Form
            its Board of Directors has begun considering the options for          8-K dated December 15, 2003
            the Registrant's liquidation.

(b)      Reports on Form 8-K

         During the fourth quarter of 2003, the Registrant filed a Current Report on Form 8-K, dated December 15, 2003, to announce that the Registrant's Board of Directors had begun to review options with respect to the liquidity options of the Company.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CAREY INSTITUTIONAL PROPERTIES INCORPORATED a Maryland corporation

     3/19/04                  BY:  /s/ John J. Park
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

                              CAREY INSTITUTIONAL PROPERTIES INCORPORATED

     3/19/04                  BY:  /s/ William Polk Carey
--------------                    ------------------------------------
      Date                        William Polk Carey
                                  Chairman of the Board, Co-Chief Executive
                                  Officer and Director
                                  (Principal Executive Officer)

     3/19/04                  BY:  /s/ Gordon F. DuGan
--------------                    ------------------------------------
      Date                        Gordon F. DuGan
                                  Vice Chairman of the Board, Co-Chief
                                  Executive Officer, and
                                  Senior Managing Director

     3/19/04                  BY:  /s/ Edward V. LaPuma
--------------                    ------------------------------------
      Date                        Edward V. LaPuma
                                  President

     3/19/04                  BY:  /s/ Francis X. Diebold
--------------                    ------------------------------------
      Date                        Francis X. Diebold
                                  Director

     3/19/04                  BY:  /s/ William Ruder
--------------                    ------------------------------------
      Date                        William Ruder
                                  Director

     3/19/04                  BY:  /s/ George E. Stoddard
--------------                    ------------------------------------
      Date                        George E. Stoddard
                                  Director

     3/19/04                  BY:  /s/ Warren G. Wintrub
--------------                    ------------------------------------
      Date                        Warren G. Wintrub
                                  Director

     3/19/04                  BY:  /s/ John J. Park
--------------                    ------------------------------------
      Date                        John J. Park
                                  Managing Director and Chief Financial Officer
                                  (Principal Financial Officer)

     3/19/04                  BY:  /s/ Claude Fernandez
--------------                    ------------------------------------
      Date                        Claude Fernandez
                                  Managing Director and Chief Accounting Officer
                                  (Principal Accounting Officer)

                         REPORT of INDEPENDENT AUDITORS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of CAREY INSTITUTIONAL PROPERTIES INCORPORATED:

Our audits of the consolidated financial statements referred to in our report dated March 10, 2004 appearing in the 2003 Annual Report to Shareholders of CAREY INSTITUTIONAL PROPERTIES INCORPORATED (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(3) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 10, 2004

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2003

                                                                           Costs
                                            Initial Cost to Company     Capitalized          Increase
                                           -------------------------   Subsequent to    (Decrease) in Net
        Description          Encumbrances     Land       Buildings    Acquisition (a)     Investments (c)
        -----------          ------------  -----------  ------------  ---------------   -----------------
Operating Method:
Manufacturing/distributing
  facility leased to
  Electronic Data Systems
  Corporation                $ 15,572,730  $ 1,895,796  $  4,576,940    $15,125,189
Warehouse/manufacturing
  facility leased to
  Bell Sports, Inc.                            283,726     5,066,274      3,322,270
Warehouse leased to GATX
  Logistics, Inc.               3,149,989    1,350,444     4,574,557         60,676
Warehouse leased to Lucent
  Technologies, Inc.            5,050,000    1,290,631    15,937,368        232,870

Land leased to
  Barnes & Noble, Inc.          3,446,075    4,759,017                       47,962
Land leased to
  Best Buy Co., Inc.           11,725,999   18,579,019                          646
Technical training
  institute leased to UTI
  Holdings, Inc.                  939,454    3,147,367                    2,646,819
Office/warehouse leased to
  Merit Medical Systems,
  Inc.                          9,015,977      380,000                   10,505,349
Land leased to Q Clubs,
  Inc.                          1,562,118    2,073,578                        1,026
Manufacturing/warehouse
  facilities leased to
  Humco Holding Group           3,902,836    1,240,000     6,604,324
Office/warehouse facility
  leased to PSC Scanning,
  Inc.                          5,093,773    1,125,000     7,615,414         10,621         (109,998)
Industrial/manufacturing
  facility formerly leased
  to Bolder Technologies
  Corporation                   3,341,668    1,076,000     5,759,878         85,060
Warehouse facility leased
  to Petsmart, Inc.             2,977,638      106,603     4,444,397         42,817
Manufacturing facility
  leased to Plexus Corp.        5,349,777      125,340     9,124,660          5,744

Childcare centers leased
  to Childtime Childcare,
  Inc.                          6,543,776    4,649,299                    3,422,172
Office buildings leased to
  Omnicom Group, Inc.          23,048,027    6,316,880    27,397,945      9,389,471
Retail stores leased to
  Garden Ridge Corporation     12,902,223    2,197,500     4,112,500      5,054,412
Health club leased to
  Q Clubs, Inc.                 3,546,728      912,855     4,323,145
Warehouse/office leased to
  Hibbett Sporting Goods,
  Inc.                          5,047,633      660,000     4,040,000      2,323,784

                                                                                                            Life on which
                                                                                                            Depreciation
                                  Gross Amount at which Carried                                               in Latest
                                       at Close of Period (d)                                                Statement of
                             ---------------------------------------    Accumulated                            Income
        Description             Land        Buildings       Total     Depreciation (d)     Date Acquired     is Computed
        -----------          -----------  ------------  ------------  ----------------   -----------------  -------------
Operating Method:
Manufacturing/distributing
  facility leased to
  Electronic Data Systems                                                                October 1, 1992
  Corporation                $ 1,899,802  $ 19,698,123  $ 21,597,925    $ 3,679,536      and May 1, 2002       40 yrs.
Warehouse/manufacturing
  facility leased to
  Bell Sports, Inc.              283,793     8,388,477     8,672,270      2,222,341      November 6, 1992      40 yrs.
Warehouse leased to GATX
  Logistics, Inc.              1,364,272     4,621,405     5,985,677      1,275,677      December 23, 1992     40 yrs.
Warehouse leased to Lucent
  Technologies, Inc.           1,295,387    16,165,482    17,460,869      4,451,854      December 30, 1992     40 yrs.
                                                                                         February 23,
Land leased to                                                                           1993 and October
  Barnes & Noble, Inc.         4,806,979                   4,806,979                     1, 1993               N/A
Land leased to
  Best Buy Co., Inc.          18,579,665                  18,579,665                     April 15, 1993        N/A
Technical training                                                                       May 3, 1993 and
  institute leased to UTI                                                                September 29,
  Holdings, Inc.               3,147,367     2,646,819     5,794,186        179,195      2000                  N/A
Office/warehouse leased to
  Merit Medical Systems,
  Inc.                           380,000    10,505,349    10,885,349      2,341,817      June 3, 1993          40 yrs.
Land leased to Q Clubs,
  Inc.                         2,074,604                   2,074,604                     July 16, 1993         N/A
Manufacturing/warehouse
  facilities leased to
  Humco Holding Group          1,240,000     6,604,324     7,844,324        804,902      February 5, 1999      40 yrs.
Office/warehouse facility
  leased to PSC Scanning,
  Inc.                         1,125,000     7,516,037     8,641,037        875,259      May 12, 1999          40 yrs.
Industrial/manufacturing
  facility formerly leased
  to Bolder Technologies
  Corporation                  1,076,000     5,844,938     6,920,938        680,430      April 16, 1999        40 yrs.
Warehouse facility leased
  to Petsmart, Inc.              107,606     4,486,211     4,593,817      1,144,918      October 26, 1993      40 yrs.
Manufacturing facility
  leased to Plexus Corp.         125,417     9,130,327     9,255,744      2,139,921      August 11, 1994       40 yrs.
                                                                                         June 15, 1994
Childcare centers leased                                                                 through November
  to Childtime Childcare,                                                                18, 1994 and May
  Inc.                         4,649,299     3,422,172     8,071,471        709,388      1, 2002               40 yrs.
Office buildings leased to
  Omnicom Group, Inc.          6,319,147    36,785,149    43,104,296      7,498,451      October 14, 1994      11-40 yrs.
Retail stores leased to
  Garden Ridge Corporation     2,197,998     9,166,414    11,364,412      1,765,275      May 29,1995           40 yrs.
Health club leased to
  Q Clubs, Inc.                  912,855     4,323,145     5,236,000        851,119      February 6, 1996      40 yrs.
Warehouse/office leased to
  Hibbett Sporting Goods,
  Inc.                           660,000     6,363,784     7,023,784      1,015,650      February 12, 1996     40 yrs.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2003

                                                                           Costs
                                            Initial Cost to Company     Capitalized          Increase
                                           -------------------------   Subsequent to    (Decrease) in Net
        Description          Encumbrances     Land       Buildings    Acquisition (a)     Investments (c)
        -----------          ------------  -----------  ------------  ---------------   -----------------
Operating Method:
Distribution/warehouse
  leased to Detroit Diesel
  Corporation.                               2,782,860     6,542,140

Office building leased to
  Xerox Corporation                            283,763       936,921         10,680
Supermarkets leased to
  Affiliated Southwest,
  Inc.                                         759,921     3,116,753            497         (784,874)
Distribution/warehouse
  leased to ISA
  International plc             4,533,945      149,350     6,034,442                       1,193,797
Hotel leased to Societe
  Hoteliere Tourisme Grand
  Noble                        10,656,534      463,290                   11,600,447        3,576,040
Office/repair facility
  leased to US West
  Communications, Inc.          1,565,542      509,550     1,687,006
Office buildings leased to
  Information Resources,
  Inc.                         24,460,074    4,992,731    39,098,231
Retail stores leased to
  Kmart Corporation                          2,944,073     5,943,350
Office building leased to
  Titan Corporation                          3,910,146    20,426,386
Manufacturing/distribution
  facility leased to
  EnviroWorks, Inc.             4,110,291    1,045,856    13,752,114
Land leased to Kroger
  Company                                      837,974
Warehouse/distribution
  facility leased to
  Gloystarne & Co. Ltd          4,624,100      813,400     6,348,060         33,553       (2,464,981)
                             ------------  -----------  ------------    -----------       ----------
                             $172,166,907  $71,661,969  $207,462,805    $63,922,065      $ 1,409,984
                             ============  ===========  ============    ===========       ==========

                                                                                                            Life on which
                                                                                                            Depreciation
                                  Gross Amount at which Carried                                               in Latest
                                       at Close of Period (d)                                                Statement of
                             ---------------------------------------    Accumulated                            Income
        Description             Land        Buildings       Total     Depreciation (d)     Date Acquired     is Computed
        -----------          -----------  ------------  ------------  ----------------   -----------------  -------------
Operating Method:
Distribution/warehouse
  leased to Detroit Diesel
  Corporation.                 2,782,860     6,542,140     9,325,000      1,151,689      December 17, 1996     40 yrs.
                                                                                         February 21,
Office building leased to                                                                1992 and May 1,
  Xerox Corporation              283,763       947,601     1,231,364         92,932      2002                  40 yrs.
Supermarkets leased to                                                                   February 21,
  Affiliated Southwest,                                                                  1992 and May 1,
  Inc.                           765,578     2,326,719     3,092,297        274,417      2002                  40 yrs.
Distribution/warehouse
  leased to ISA
  International plc              177,850     7,199,739     7,377,589        721,948      March 7, 2000         40 yrs.
Hotel leased to Societe
  Hoteliere Tourisme Grand
  Noble                          656,606    14,983,171    15,639,777        511,463      October 21, 2000       40 yrs
Office/repair facility
  leased to US West
  Communications, Inc.           509,550     1,687,006     2,196,556         68,535      May 1, 2002            40 yrs
Office buildings leased to
  Information Resources,
  Inc.                         4,992,731    39,098,231    44,090,962      1,589,547      May 1, 2002            40 yrs
Retail stores leased to
  Kmart Corporation            2,944,073     5,943,350     8,887,423        242,239      May 1, 2002            40 yrs
Office building leased to
  Titan Corporation            3,910,146    20,426,386    24,336,532        830,622      May 1, 2002            40 yrs
Manufacturing/distribution
  facility leased to
  EnviroWorks, Inc.            1,045,856    13,752,114    14,797,970        558,680      May 1, 2002            40 yrs
Land leased to Kroger
  Company                        837,974                     837,974                     March 5, 2003          40 yrs
Warehouse/distribution
  facility leased to
  Gloystarne & Co. Ltd           889,250     3,840,782     4,730,032         28,067      May 1, 2002            40 yrs
                             -----------  ------------  ------------    -----------
                             $72,041,428  $272,415,395  $344,456,823    $37,705,872
                             ===========  ============  ============    ===========

See accompanying notes to Schedule.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 2003

                                                                           Costs
                                             Initial Cost to Company     Capitalized
                                           --------------------------  Subsequent to
        Description          Encumbrances      Land       Buildings    Acquisition (a)
        -----------          ------------      ----       ---------    ---------------
Direct Financing Method:
Retail store leased to
  Oshman Sporting Goods,
  Inc.                                     $   700,356   $  2,494,843    $   37,695
Office buildings leased to
  Michigan Mutual
  Insurance Company          $ 9,500,000     1,965,093     11,884,907         5,919
Supermarkets leased to
  ShopRite Supermarkets,
  Inc.                        15,291,805     4,882,183     21,653,570     3,657,931
Retail stores leased to
  Barnes & Noble, Inc.         5,133,523                    5,525,983        49,806
Retail stores leased to
  Best Buy Co., Inc.          16,058,385                   27,653,981         4,617
Technical training
  institute leased to UTI
  Holdings, Inc.               2,271,002                    6,083,329         2,059
Health club leased to
  Q Clubs, Inc.                2,645,310                    3,511,422         1,737
Manufacturing facility
  leased to Superior
  Telecommunications, Inc.     4,465,826       295,032      4,704,968         1,885
Food processing/warehouse
  facility leased to
  Custom Food Products,
  Inc.                           172,090        27,000                    5,536,384
Office buildings and
  supermarkets leased to
  Kroger Company                               503,520      2,833,549
Office/warehouse facility
  leased to New Wai L.P./
  Warehouse Associates         8,608,809       307,775     14,983,073
Daycare centers leased to
  Childtime Childcare, Inc.    4,817,248                    6,688,301
                             -----------   -----------   ------------    ----------
                             $68,963,998   $ 8,680,959   $108,017,926    $9,298,033
                             ===========   ===========   ============    ==========

                                                   Gross Amount at which
                                                           Carried
                                  Increase         at Close of Period (d)
                             (Decrease) in Net     ----------------------
        Description            Investments (c)             Total             Date Acquired
        -----------            ---------------             -----             -------------
Direct Financing Method:
Retail store leased to
  Oshman Sporting Goods,
  Inc.                         $   422,527              $  3,655,421        December 10, 1992
Office buildings leased to
  Michigan Mutual
  Insurance Company                104,057                13,959,976        December 21, 1993
Supermarkets leased to                                                      December 23,
  ShopRite Supermarkets,                                                    1993 and
  Inc.                          (2,962,583)               27,231,101        October 8, 1993
                                                                            February 23,
Retail stores leased to                                                     1993 and
  Barnes & Noble, Inc.           1,585,035                 7,160,824        October 1, 1993
Retail stores leased to
  Best Buy Co., Inc.            (2,214,334)               25,444,264        April 15, 1993
Technical training
  institute leased to UTI
  Holdings, Inc.                  (937,798)                5,147,590        May 3, 1993
Health club leased to
  Q Clubs, Inc.                                            3,513,159        July 16, 1999
Manufacturing facility
  leased to Superior
  Telecommunications, Inc.        (161,794)                4,840,091        December 16, 1993
Food processing/warehouse
  facility leased to
  Custom Food Products,
  Inc.                            (477,911)                5,085,473        December 31, 1994
Office buildings and                                                        February 21,
  supermarkets leased to                                                    1992 and May 1,
  Kroger Company                                           3,337,069        2002
Office/warehouse facility
  leased to New Wai L.P./
  Warehouse Associates                                    15,290,848        May 1, 2002
Daycare centers leased to
  Childtime Childcare, Inc.                                6,688,301        May 1, 2002
                               -----------              ------------
                               $(4,642,801)             $121,354,117
                               ===========              ============

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                       NOTES to SCHEDULE III - REAL ESTATE
                          and ACCUMULATED DEPRECIATION

(a) Consists of the costs of improvements subsequent to purchase and other acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

(b) At December 31, 2003, the aggregate cost of real estate owned by Registrant and its subsidiaries for Federal income tax purposes is $309,860,468.

(c) The increase (decrease) in net investment is due to (i) the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received, (ii) the sales of properties and of tenancy-in-common interests to an affiliate, (iii) foreign currency translation adjustments and (iv) impairment charges.

(d)

                                                     Reconciliation of Real Estate Accounted for Under
                                                                    the Operating Method
                                                                        December 31,
                                                         -------------------------------------------
                                                             2003                           2002
                                                             ----                           ----
Balance at beginning of year                             $331,747,345                   $222,202,821
Additions                                                   1,551,175                    108,312,336
Impairment loss                                            (3,800,000)                    (1,090,347)
Dispositions                                               (2,419,602)                      (292,348)
Foreign currency translation adjustment                     3,826,390                      1,684,889
Reclassification from real estate under
    construction                                            5,564,898                      5,035,398
Reclassification to assets held for sale                            -                     (4,105,404)
Reclassification from financing lease                       7,986,617                       -
                                                         ------------                   ------------
Balance at close of year                                 $344,456,823                   $331,747,345
                                                         ============                   ============

                                                         Reconciliation of Accumulated Depreciation
                                                                         December 31,
                                                          ------------------------------------------
                                                             2003                           2002
                                                             ----                           ----
Balance at beginning of year                              $30,938,834                    $26,240,326
Depreciation expense                                        6,943,867                      5,931,695
Depreciation expense from discontinued
    operations                                                      -                        317,945
Dispositions                                                 (306,403)                             -
Foreign currency translation adjustment                       129,574                         54,273
Reclassification to asset held for sale                             -                     (1,605,405)
                                                          -----------                    -----------
Balance at close of year                                  $37,705,872                    $30,938,834
                                                          ===========                    ===========

                                                         APPENDIX A TO FORM 10-K

              CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                                              2003 ANNUAL REPORT

SELECTED FINANCIAL DATA

(In thousands except per share amounts)

                                          2003       2002       2001       2000       1999
                                        --------   --------   --------   --------   --------
OPERATING DATA:

Revenues                                $ 55,852   $ 48,306   $ 40,157   $ 39,660   $ 38,585

Income from continuing operations (1)     17,928     15,825     17,246     15,276     14,269

Basic earnings from continuing
  operations per share                       .64        .61        .78        .70        .65

Diluted earnings from continuing
  operations per share                       .63        .60        .76        .69        .64

Net income                                18,585     13,479     15,366     15,377     14,836

Basic earnings per share                     .66        .52        .70        .70        .68

Diluted earnings per share                   .65        .51        .68        .69        .67

Dividends paid                            23,891     20,877     18,550     18,187     17,715

Dividends paid per share                     .85        .85        .84        .83        .83

Payments of mortgage principal(2)          5,994      5,242      4,642      4,322      4,355

BALANCE SHEET DATA:

Total consolidated assets                544,946    550,227    369,307    380,209    381,711

Long-term obligations                    231,302    236,129    131,659    149,023    147,715

(1) Includes (loss) gain from sales of real estate.

(2) Represents scheduled mortgage principal amortization paid.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

The following discussion and analysis of financial condition and results of operations of Carey Institutional Properties Incorporated ("CIP(R)") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CIP(R). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "estimate", "intend", "could", "should", "would", "may", or similar expressions. Do not unduly rely on forward looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CIP(R) to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations by CIP(R) that the results or conditions described in such statements or objectives and plans of CIP(R) will be achieved.

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

As a real estate investment trust ("REIT"), CIP(R) is not subject to federal income taxes on amounts distributed to shareholders provided it meets certain conditions including distributing at least 90% of its REIT taxable income to its shareholders. CIP(R)'s primary objectives are to provide rising cash flow and pay quarterly dividends at an increasing rate and to protect its investors from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt. In addition, CIP(R) has successfully negotiated grants of common stock warrants from selected tenants and, in several instances, realized the benefits of appreciation from those grants. While CIP(R) cannot guarantee that its objectives will be ultimately realized, annual independent valuations of CIP(R)'s assets have reflected a significant aggregate appreciation in property values.

CIP(R) is advised by W. P. Carey & Co. LLC ("WPC") pursuant to an Advisory Agreement. CIP(R)'s Advisory Agreement is renewable annually by Independent Directors who are elected by CIP(R)'s shareholders. In connection with each renewal, WPC is required to provide the Independent Directors with a comparison of the fee structure with several similar companies. The Advisory Agreement also provides that an independent portfolio valuation be performed annually. The portfolio valuation is used to determine the asset base for calculating asset management and performance fees.

Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of its portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing CIP(R)'s ability to meet distribution objectives, increase the dividend and increase value by evaluating potential investments in single tenant net lease real estate and by seeking opportunities such as refinancing mortgage debt at lower rates of interest, restructuring leases or paying off lenders at a discount to the face value of the outstanding mortgage balance. As of December 31, 2003 and 2002, CIP(R) owned real estate in the United States, the United Kingdom and France.

Management evaluates the results of CIP(R) with a primary focus on the ability to generate cash flow necessary to meet its investment objectives of overall property appreciation and increasing its distribution rate to its shareholders. As a result, Management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but has no impact on cash flow and to other noncash charges such as depreciation and impairment charges. While impairment charges are intended to reflect an actual or potential decrease in the value of an asset, accounting principles do not permit increasing an asset to fair value when such fair value exceeds the asset's carrying value (historical costs less accumulated depreciation). Based on annual independent valuations, Management believes that there has been a substantial increase in the value of the portfolio and that this increase is not reflected in its financial statements. In evaluating cash flow from operations, Management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income is the result of noncash charges such as depreciation. For the year ended December 31, 2003, cash flow generated from operations was substantially greater than dividends paid.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Effective May 1, 2002, CIP(R) acquired the business operations of CPA(R):10, through a merger approved by the shareholders of both companies. CPA(R):10 was an affiliate with investments in net lease real estate with objectives that are the same as CIP(R)'s and its portfolio included investments that were jointly-owned with CIP(R). As a result of the merger, CIP(R) increased its asset base and expanded its real estate portfolio by acquiring interests in 45 properties with a fair value of $139,716,000 and assumed 17 leases with 14 tenants. The real estate acquired was encumbered by limited recourse mortgage debt with a fair value of $52,077,000 as of the date of acquisition. The increase in net income for the year ended December 31, 2003 is to a large extent due to the effect of the acquisition; however, net income on a per share basis also increased. Net income for the year ended December 31, 2003 increased by $5,106,000 as compared with net income for the year ended December 31, 2002. Income from continuing operations before gains and losses increased by $889,000 and included noncash impairment charges of $5,412,000 and a charge on the extinguishment of debt of $481,000 in 2003 and a charge on the extinguishment of debt of $4,156,000 in 2002. The increase in income from continuing operations before gains and losses was due to increases in lease revenues (rental income and interest income from direct financing leases), interest and other income and equity income, and to a lesser extent, a decrease in general and administrative expenses. This was partially offset by increases in interest and property expenses and depreciation.

Lease revenues increased by $6,267,000 of which $943,000 was due to rent increases which occurred throughout 2003 and 2002. Properties acquired in the merger contributed $14,511,000 of lease revenues as compared with $9,716,000 in 2002. Interest and other income reflected a full year's interest income from participation in the mortgage securitization as compared with its initial four-month period in 2002, an increase of $905,000. The increase in interest expense was due to the $83,667,000 of new limited recourse financing that was obtained in connection with the securitization transaction. The increase in equity income was due to the increase in ownership in the Courtyard by Marriott net lease properties in connection with acquiring CPA(R):10's interest as well as an increase in the net income of the equity investee. The Courtyard properties are encumbered by a rapidly amortizing mortgage resulting in lower interest charges and increasing equity in the properties.

The decrease in general and administrative expenses was primarily due to a decrease in investor related costs and state and local taxes. Certain efficiencies have been achieved in connection with the CPA(R):10 acquisition and there was no significant increase in reimbursements for personnel costs necessary to the administration of the company even though the asset base increased substantially.

The increase in interest expense was due to the refinancing of $83,667,000 of mortgage debt in 2002 in connection with the mortgage securitization transaction and the assumption of mortgages from the CPA(R):10 acquisition. The increase in depreciation is due to the acquisition of the CPA(R):10 property interests in 2002. The increase in property expenses was due to (i) an increase in asset management fees which resulted from an increase in CIP(R)'s asset base primarily because of the CPA(R):10 acquisition, legal fees relating to protecting CIP(R)'s interests in bankruptcy proceedings, (ii) an increase in the provision for uncollected rents, (iii) costs related to a voluntary environmental remediation at CIP(R)'s property in Golden, Colorado formerly leased to Bolder Technologies Inc. and (iv) payment of real estate taxes for the pre-petition period of Garden Ridge Corporation which has filed for reorganization in bankruptcy.

CIP(R) leases with Sears Logistics, Inc. and Lucent Corporation expire in March 2004 and March 2005, respectively. Sears has been seeking a larger facility and is expected to renew its lease only on a short-term basis. Sears' current annual rent is $933,000 and annual carrying costs on the property if vacant are estimated to be $276,000. CIP(R) has not received any indication from Lucent as to whether it intends to extend its lease which was previously extended in 2002 for a three-year term. Annual rent from the Lucent lease is $2,035,000. Fifteen leases have rent increases scheduled in 2004. Most of the increases are CPI-based with increases scheduled in intervals which range between one and five years. The annual increase in the CPI has generally ranged between 1.5% and 3% percent.

CIP(R) continues to monitor the financial condition of Kmart Corporation, a lessee of two rental properties in California and Michigan. The lease on a third Kmart property, in Denton, Texas, was terminated under Kmart's plan of reorganization and which provided annual revenues of $215,000. The Denton property is currently vacant and, in January 2004, CIP(R) entered into an agreement to sell the property. The sale is subject to certain due diligence by the buyer. The two remaining Kmart leases have combined annual base rents of $390,000 and paid $381,000 of percentage of sales rent in 2003.

CIP(R)'s 15,000 sq. ft. property in Golden, Colorado has been partially vacant since the termination of a lease in February 2002. A lease for approximately 23,000 sq. ft. which provided annual rent of $126,000 expired in December 2003. A new lease for 42,000 sq. ft. commenced in January 2004 for an initial term of
10.5 years at an annual rent of $206,000. Garden Ridge is in the process of submitting its plan of reorganization to the bankruptcy court and it is uncertain whether it will reaffirm its leases which provide $1,607,000 of annual rents. CIP(R) owns a property in the United Kingdom which was leased to Gloystarne & Co., Ltd at an annual rent of (pound)379,000 ($674,000 based on the exchange rate of 1.7785 at December 31, 2003). In 2003, Gloystarne entered into receivership and is selling its business. The current occupant of the property entered into a six-month lease but has not agreed to enter into a long-term lease. Any new lease is not expected to reach the rent level of the prior lease.

Impairment charges in 2003 included a writedown of $4,038,000 on the Gloystarne property with other writedowns primarily due to changes in the estimated residual value of properties accounted for as direct financing leases. Residual values are evaluated at least annually.

Because of the long-term nature of CIP(R)'s net leases, inflation and changing prices have not unfavorably affected CIP(R)'s revenues and net income. CIP(R)'s net leases have rent increases based on formulas indexed to increases in the CPI, sales overrides, or other periodic increases that are designed to increase lease revenues in the future.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net income for the year ended December 31, 2002 decreased by $1,887,000 to $13,479,000 as compared with $15,366,000 for the year ended December 31, 2001. Gains and losses, charges on the early extinguishment of debt and noncash impairment charges, in 2002 and 2001 totaled $6,955,000 and $952,000, respectively. Income from lease revenues and equity investments increased and was partially offset by increases in interest expense, depreciation, general and administrative and property expenses. A substantial portion of all of these increases was due to the increase in the asset base as a result of the merger.

Lease revenues increased by $7,924,000 for the year ended December 31, 2002. Revenues of $9,716,000 were attributable to the property interests acquired from CPA(R):10. Lease revenues benefited from scheduled rent increases on eight leases. Lease revenues also increased from the completion of build-to-suit projects at a property leased to UTI Holdings, Inc. and a Holiday Inn in Toulouse, France in April 2001 and February 2002, respectively. These increases were partially offset by the September 2001 sale of six retail stores leased to Wal-Mart Stores, Inc., a lease termination and the subsequent sale of a property leased to Waban, Inc. and the termination of a lease with Bolder Technologies Corporation. The Wal-Mart, Waban and Bolder leases contributed annual lease revenues of $2,894,000. Additionally, lease revenues for the year ended December 31, 2001 include $965,000 from Del Monte Corporation that is included in income from equity investments in 2002. Lease revenues also increased as a result of a change in the accounting of CIP(R)'s interest in properties leased to Childtime Childcare, Inc. and ShopRite Supermarkets, Inc. (formerly Big V Holding Corp.) as a result of contributing its majority interests in the properties to limited partnerships, as general partner. For the period from such contribution (August 1, 2002), CIP(R) reflects 100% of the revenues and expenses of the partnerships with the limited partners' share of income recorded as minority interest income. This change in ownership increased lease revenues by $636,000; however, the ownership change has no overall effect on net income or cash flow.

CIP(R) renewed leases in 2002 on properties leased to Lucent Technologies, Inc., Sears Logistics, Inc., US West Communications, Inc. and Hobby Lobby Stores, Inc. at an aggregate rent of approximately $3,500,000. Other than the Sears and Lucent leases, which current terms expire in 2004 and 2005, respectively, and the Hobby Lobby property which was sold in 2003, no single-tenant property lease will expire until 2007. During 2002, ShopRite assumed the business operations of Big V Holding Corp. including the lease obligations for CIP(R)'s three Big V Properties in connection with Big V's bankruptcy. The Big V lease terms were not modified when the lease obligations were transferred to ShopRite.

Income from equity investments increased $3,454,000 for the year ended December 31, 2002, primarily because CIP(R)'s ownership interest in a lease for 13 Courtyard by Marriott hotels, increased from 24% to 47% as a result of the merger. Income from equity investments also increased as a result of the reclassification to equity investments, in October 2001, of CIP(R)'s 50% interest in the Del Monte properties, which were contributed to a partnership that CIP(R) owns with an affiliate. The Del Monte reclassification has no effect on net income; however, since CIP(R) now reports its share of net income from the equity investment in its financial statements as income from equity investments rather than reporting its share of underlying revenues and expenses. The reclassification resulted in an increase in income from equity investments of $645,000 for the year ended December 31, 2002, but had no net effect on the determination of earnings.

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

CIP(R) recorded a $2,346,000 loss from discontinued operations in connection with a vacant property in Austin, Texas which is held for sale as of December 31, 2002, the sale in May 2002 of a property in Little Rock, Arkansas formerly leased to Affiliated Southwest, Inc. and the Nicholson Warehouse L.P. property held for sale as of December 31, 2003. Of this loss, $2,640,000 was due to impairment charges on the writedown of the Austin and Nicholson properties to their fair value.

In 2002, CIP(R) incurred charges on extinguishment of debt of $3,145,000. Of this amount, $2,857,000 represents prepayment premiums and the writeoff of unamortized financing costs on mortgage loans paid off and refinanced in connection with a mortgage securitization, the Best Buy Co. refinancing and the satisfaction of the Waban, Inc. loan in connection with the sale of the property. CIP(R) also incurred a $288,000 early extinguishment charge in paying off the promissory notes held by former CPA(R):10 shareholders. The extinguishment charge of $3,145,000 is net of minority interest of $1,011,000.

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

Financial Condition

The liquidity and financial condition of CIP(R) has remained stable and it has sufficient cash balances and cash flow from its operations (including equity investments) to meet its investment objectives. Since December 31, 2002, CIP(R)'s cash and cash equivalents have increased by $1,633,000 to $27,415,000. Cash flow from operations and equity investments of $33,792,000 was sufficient to fund dividends to shareholders of $23,891,000, fund distributions to minority partners of $3,250,000 and pay mortgage principal installments of $5,994,000.

During 2003, CIP(R)'s investing activities included receiving proceeds from the sale of a property in Broken Arrow, Oklahoma for $4,840,000 and using $1,553,000 for capitalized costs, including $723,000 to complete an additional expansion of the Toulouse, France Holiday Inn property and $830,000 to purchase the land on a property in Little Rock, Arkansas that is leased to Kroger Co. Kroger had previously paid the land lease obligations on behalf of CIP(R). As a result of acquiring the land, annual rent from Kroger has increased by $62,000. CIP(R) currently has no commitments for additional purchases or to fund tenant improvements, however, it may be necessary to fund improvements at the Golden, Colorado property in the course of negotiating leases.

In addition to the payment of dividends and scheduled principal mortgage payments, CIP(R)'s financing activities for the year ended December 31, 2003 included obtaining $15,565,000 from limited recourse mortgage financing of which $565,000 was an advance on an existing loan on the Toulouse property and $15,000,000 was from refinancing the Electronic Data Systems Corporation property. CIP(R) used $10,492,000 to pay off the Electronic Data Systems loan which had matured. The matured loan had an annual interest rate of 10% and was replaced with a loan with an annual interest rate of 6.08%, and as a result annual debt service decreased by $265,000.

CIP(R) also used $8,010,000 and $1,265,000 to pay off loans on the Titan Corporation and Oshman's Sporting Goods, Inc. properties, respectively. In connection with paying off the Titan mortgage, the 18.54% minority partner, an affiliate, provided approximately $1,496,000 to fund its share of the payment. Titan has filed a proxy statement in connection with its proposed acquisition by Lockheed Martin Corporation; however Lockheed and Titan have been informed that the United States Securities and Exchange Commission (the "SEC") has commenced an investigation into whether certain payments made by Titan were in violation of the law. Titan has indicated that it intends to cooperate fully with Lockheed and the SEC in the investigation. If the acquisition of Titan by Lockheed is completed, CIP(R) may be able to benefit from Lockheed's credit rating and obtain a lower annual interest rate in the event that CIP(R) seeks to refinance the property. CIP(R) also issued $1,908,000 of common stock and used $1,453,000 to purchase treasury stock.

CIP(R)'s financing strategy has been to purchase substantially all of its properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of CIP(R)'s other assets. The use of limited recourse mortgage debt, therefore, allows CIP(R) to limit its exposure of all of its assets, and this strategy has allowed CIP(R) to diversify its portfolio of properties and, thereby, limit its risk. In the event that a balloon payment comes due, CIP(R) may seek to refinance the loan, restructure the debt with existing lenders, evaluate its ability to pay the balloon payment from its cash reserves or sell the property and use the proceeds to satisfy the mortgage debt. CIP(R) may seek to finance its unencumbered properties and use the proceeds to make additional investments in real estate. To the extent that CIP(R) obtains such financing, it may increase CIP(R)'s overall leverage. Balloon payments of approximately $8,045,000 and $2,897,000 are scheduled in 2004 and 2005, respectively. CIP(R) expects to refinance one loan maturing in 2005 and expects to pay off a second loan of $2,995,000. A balloon payment of $9,500,000 is scheduled in 2007. The balloon payment which is scheduled in 2004 is on a property held for sale and CIP(R) is seeking an extension so that the loan may be paid off with sales proceeds. CIP(R) has sufficient cash to meet scheduled balloon payments in 2004 and 2005.

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

Two lessees have purchase options which are exercisable over 2004 and 2005. In the event that the options are exercised, annual revenues and cash flow would decrease by $2,360,000 and $1,523,000, respectively. If the options are exercised, CIP(R) would likely seek to reinvest the proceeds from sale in additional real estate investments. In the event that the options are exercised, CIP(R) would receive amounts based on appraisals on the properties which would be performed as part of any due diligence process.

In 2002, CIP(R) purchased a participation in a mortgage pool consisting of $172,335,000 of newly-issued mortgage debt collateralized by properties and lease assignments on properties owned by CIP(R) and three affiliates. CIP(R) and the affiliates also purchased subordinated interests of $24,129,000 of which CIP(R) owns a 44% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, will be affected by any defaults or nonpayments by lessees. As of December 31, 2003, there have been no defaults. Three Garden Ridge properties are included in the mortgage pool and in the event the leases are terminated, cash flow from this investment might be adversely affected.

Due to its rapidly amortizing debt, Marcourt's taxable income exceeds its distributable cash flow and it is not able to distribute 90% of its REIT taxable income from its available cash. The shareholder agreement of Marcourt provides for declaration of consent dividends, which allows Marcourt to meet its dividend requirements but requires shareholders to recognize dividend income even though Marcourt is not distributing such amounts currently. Consent dividends allowed Marcourt to retain REIT status for 2003 and 2002; however, it affects the amount of taxable income that CIP(R) reports to its shareholders. In 2003, Marcourt declared a consent dividend of $1,969,000.

One of CIP(R)'s objectives is to provide liquidity for its shareholders beginning eight to twelve years after the net proceeds of its public offerings were substantially invested. CIP(R) is within that period and the Board of Directors is evaluating liquidity options. CIP(R) is working to present a liquidity plan to shareholders before the end of the second quarter; however, there is no assurance that the Board of Directors will approve any liquidity options within such period.

If any proposed transaction becomes probable and which would result in the anticipated sale of properties, those properties will be reclassified as held for sale. Under accounting principles generally accepted in the United States of America, assets held for sale are assessed for potential impairment charges differently than assets held for use. Therefore, any reclassification may result in the recognition of significant impairment charges in 2004. The proposed price per share in any liquidation is being based on an independent valuation of CIP(R)'s portfolio and Management expects overall appreciation as compared with the issuance price of shares from the public offering even if there are writedowns of individual assets for financial reporting purposes.

Off-Balance Sheet and Aggregate Contractual Agreements

A summary of CIP(R)'s obligations under contractual arrangements is as follows:

(in thousands)                                    Total      2004      2005      2006      2007       2008   Thereafter
                                                  -----      ----      ----      ----      ----       ----   ----------
Limited recourse
  mortgage notes
  payable                                        $244,106  $ 12,803  $  8,178  $  5,555  $ 15,529  $10,256    $191,785
Subordinated disposition
  fees                                              1,164                                                        1,164
Ground lease obligations                              434       126       100       100       100        8           -
Share of minimum rents
  payable under office
  cost-sharing
  agreement                                           493       179       179       135
                                                 --------  --------  --------  --------  --------  -------    --------
                                                 $246,197  $ 13,108  $  8,457  $  5,790  $ 15,629  $10,264    $192,949
                                                 ========  ========  ========  ========  ========  =======    ========

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

Critical Accounting Estimates

CIP(R) makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States of America in the preparation of its consolidated financial statements that affect the reported amount of assets, liabilities, revenues and expenses. CIP(R) believes its most critical accounting estimates relate to its provision for uncollected amounts from lessees, potential impairment of assets, identification of discontinued operations, classification of real estate assets, determining the fair value of assets and liabilities which are "marked to market" but not actively traded in a public market and determining the interest to be capitalized in connection with real estate under construction. CIP(R)`s significant accounting policies are described in the notes to the consolidated financial statements. Certain policies while significant, may not require the use of estimates.

CIP(R) must assess its ability to collect rent and other tenant-based receivables and determine an appropriate charge for uncollected amounts. Because CIP(R)'s real estate operations have a limited number of lessees, Management believes that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely use statistical methods. CIP(R) generally recognizes a provision for uncollected rents which typically ranges between 0.25% and 1% of lease revenues (rental income and interest income from direct financing leases) and will measure its allowance against actual rent arrearages and adjust the percentage applied. For amounts in arrears, Management makes subjective judgments based on its knowledge of a lessee's circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee's ability to meet its lease obligations. Under net leases, lessees are obligated to pay real estate taxes on behalf of CIP(R); however, when a lessee is in bankruptcy, CIP(R) may pay the tax obligation in order to preserve its interest in the property. If such a payment relates to a pre-petition period, CIP(R) may record such payment as an expense rather than as a receivable when it assumes the chance of reimbursement by the lessee is unlikely. Based on its actual experience in 2003, CIP(R) recorded a provision equal to approximately 1.5% of lease revenues.

Operating real estate is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. Interest capitalized in 2002 and 2001 was $327,000 and $236,000, respectively. No interest was capitalized in 2003. CIP(R) considers a build-to-suit project as substantially completed upon the completion of improvements, but no later than a date that is negotiated and stated in the lease. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. CIP(R) allocates costs incurred between the portions under construction and the portions substantially completed and only capitalizes those costs associated with the portion under construction. CIP(R) does not have a credit facility and determines an interest rate to be applied for capitalizing interest based on an average rate on its outstanding limited recourse mortgage debt.

CIP(R) classifies its directly-owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investment in direct financing leases at the inception of a lease based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, CIP(R) uses estimates of remaining economic life provided by independent appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease's implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of CIP(R)'s leases are not necessarily different for operating and direct financing leases; however, the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as direct financing leases are not depreciated and, therefore, the classification of assets, may have a significant impact on net income even though it has no effect on cash flows.

CIP(R) also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of a property accounted for under the operating method may not be recoverable, Management must first determine if the property will be held for use or held for sale. Management then performs projections of cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents, residual values and holding periods. As CIP(R)'s investment objective is to hold properties on a long-term basis, holding periods will generally range from five to ten years. In its evaluations, CIP(R) obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the estimated cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. Because CIP(R)'s properties are leased to single tenants, CIP(R) is more likely to incur significant writedowns when circumstances affecting a tenant deteriorate because of the possibility that a property will be vacated in its entirety. The risk of vacancy for single tenant properties is different from the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset.

For direct financing leases, CIP(R) performs a review of its estimated residual value of properties at least annually to determine whether there has been an other than temporary decline in CIP(R)'s current estimate of residual value of the underlying real estate assets of direct financing leases. If the review indicates a decline in residual values that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate accounted for under the operating method is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. CIP(R) may also assess properties for impairment because it expects a lease not to be renewed and the lease is within one year of its expiration, a lessee is experiencing financial difficulty and Management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy organization or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.

When assets are identified by management as held for sale, CIP(R) discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If in Management's opinion, the net sales price of the assets, which have been identified for sale, is less than the net book value of the assets, an impairment charge is recognized, and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that CIP(R) has adopted a plan to sell an asset but has not entered into a sales agreement, it will make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, (b) the fair value at the date of the subsequent decision not to sell, or (c) the current carrying value.

In 2002, CIP(R) acquired a subordinated interest in a mortgage trust that consists of limited recourse loans on 62 properties that are owned by CIP(R) or three of its affiliates. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. If there are adverse changes in either market rates or the credit quality of the lessees, the model and, therefore, the income recognized from the subordinated interests and the fair value will be adjusted. CIP(R) measures derivative instruments, including certain derivative instruments embedded in other contracts, if any, at fair value and records them as an asset or liability, depending on CIP(R)'s right or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings (i.e., the forecasted event occurs). For derivatives designated as cash flow hedges, the effective portions of the derivatives are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period. To determine the value of warrants for common stock which are classified as derivatives, various estimates are included in the options pricing model used to determine the value of a warrant.

In connection with the acquisition of properties, purchase costs will be allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, will be determined as if vacant. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships will be recorded at their relative fair values.

The value attributed to tangible assets will be determined in part using a discounted cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at "market" rates. In applying the model CIP(R) assumes that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific as it is available; however, when certain necessary information isn't available, CIP(R) will use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.

Above-market and below-market leases intangibles will be based on the difference between the market rent and the contractual rents and will be discounted to a present value using an interest rate reflecting CIP(R)`s assessment of the risk associated with the lease acquired. CIP(R) acquires properties subject to net leases and considers the credit of the lessee in negotiating the initial rent.

The total amount of other intangible assets will be allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with each tenant. Characteristics we will consider in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. The aggregate value of other intangible assets acquired will be measured based on the difference between (i) the property valued with an in-place lease adjusted to market rental rates and (ii) the property valued as if vacant. Independent appraisals or our estimates will be used to determine these values.

Factors to be considered in valuing other intangible assets include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs will include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. Estimated costs to execute leases include commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.

Accounting Pronouncements

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In December 2003, the FASB issued a revised FIN 46 which modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46 requires additional disclosures.

FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For variable interests in a VIE created or obtained prior to February 1, 2003, FIN 46 is effective for periods ending after March 15, 2004.

CIP(R) has evaluated the potential impact and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs. CIP(R)'s maximum loss exposure is the carrying value of its equity investments.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost.

This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for CIP(R) as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has interests in four limited partnerships that are consolidated and that are considered mandatorily redeemable controlling interests with finite lives. In accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value and fair value of these minority interests are approximately $15,280,000 and $34,731,000, respectively at December 31, 2003. Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have a material effect on CIP(R)'s financial statements.

                         REPORT of INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of CAREY INSTITUTIONAL PROPERTIES INCORPORATED:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of CAREY INSTITUTIONAL PROPERTIES INCORPORATED and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of W. P. Carey & Co. LLC (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the consolidated financial statements, effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires that the results of operations, including any gain or loss on sale, relating to real estate that has been disposed of or is classified as held for sale after initial adoption be reported in discontinued operations for all periods presented.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 10, 2004

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                                     ------------
                                                                                2003              2002
                                                                           -------------     -------------
                              ASSETS:

Real estate leased to others:
  Accounted for under the operating method:
     Land                                                                  $  72,041,428     $  70,868,892
     Buildings                                                               272,415,395       260,878,453
                                                                           -------------     -------------
                                                                             344,456,823       331,747,345
     Less, accumulated depreciation                                           37,705,872        30,938,834
                                                                           -------------     -------------
                                                                             306,750,951       300,808,511
     Net investment in direct financing leases                               121,354,117       133,955,555
Real estate under construction                                                         -         5,725,416
Assets held for sale                                                           3,092,633         2,500,000
Equity investments                                                            62,381,384        58,578,685
cash and cash equivalents                                                     27,414,928        25,782,304
Marketable securities                                                         11,954,011        11,014,711
Other assets, net of accumulated amortization of $1,557,545 and
  $1,119,325 in 2003 and 2002, and net of allowance for uncollected
  rents of $1,090,582 and $2,825,000 in 2003 and 2002                         11,998,129        11,861,713
                                                                           -------------     -------------
         Total assets                                                      $ 544,946,153     $ 550,226,895
                                                                           =============     =============

                    LIABILITIES, MINORITY INTEREST
                       AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                    $ 241,130,905     $ 248,519,101
Limited recourse mortgage notes payable on assets held for sale                2,975,189         3,060,478
Accrued interest                                                               2,325,763         1,550,184
Accounts payable and accrued expenses                                          2,343,509         1,832,633
Due to affiliates                                                              2,528,398         2,552,528
Dividends payable                                                              6,034,786         5,938,632
Prepaid rental income and security deposits                                    2,404,450         2,418,930
Other liabilities                                                              3,391,175         3,840,777
                                                                           -------------     -------------
         Total liabilities                                                   263,134,175       269,713,263
                                                                           -------------     -------------

Minority interest                                                             15,279,835        13,703,146
                                                                           -------------     -------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares;
  29,237,375 and 28,833,385 shares issued and outstanding at
  December 31, 2003 and 2002                                                      29,237            28,833
Additional paid-in capital                                                   314,143,508       308,659,610
Dividends in excess of accumulated earnings                                  (36,920,900)      (31,519,364)
Accumulated other comprehensive income                                         2,048,243           956,456
                                                                           -------------     -------------
                                                                             279,300,088       278,125,535
Less, common stock in treasury at cost, 1,097,399 and 984,755
  shares at December 31, 2003 and 2002                                       (12,767,945)      (11,315,049)
                                                                           -------------     -------------
         Total shareholders' equity                                          266,532,143       266,810,486
                                                                           -------------     -------------
         Total liabilities, minority interest and shareholders' equity     $ 544,946,153     $ 550,226,895
                                                                           =============     =============

    The accompanying notes are an integral part of the consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                        CONSOLIDATED STATEMENTS of INCOME

                                                                   For the years ended December 31,
                                                                   --------------------------------
                                                                2003             2002             2001
                                                            ------------     ------------     ------------
Revenues:
   Rental income                                            $ 38,442,172     $ 33,706,049     $ 28,058,006
   Interest income from direct financing leases               15,371,617       13,840,285       11,563,950
   Interest and other income                                   2,038,229          759,309          535,450
                                                            ------------     ------------     ------------
                                                              55,852,018       48,305,643       40,157,406
                                                            ------------     ------------     ------------

Expenses:
   Interest                                                   18,973,319       16,622,316       13,490,736
   Depreciation                                                6,943,867        5,894,437        4,782,713
   Property expenses                                          10,731,211        9,156,904        7,078,118
   General and administrative                                  3,844,444        4,166,381        2,971,751
   Impairment charge on real estate                            5,412,168                -        2,300,000
   Charge on early extinguishment of debt                        481,356        4,156,442                -
                                                            ------------     ------------     ------------
                                                              46,386,365       39,996,480       30,623,318
                                                            ------------     ------------     ------------

     Income from continuing operations before minority
        interest, income from equity investments and
        gains and losses                                       9,465,653        8,309,163        9,534,088

Minority interest in income, net of charge on early
extinguishment of debt of $1,011,353 in 2002                  (3,059,355)      (1,058,267)        (875,599)
Income from equity investments                                10,599,285        8,865,740        5,411,560
                                                            ------------     ------------     ------------

     Income from continuing operations before gains and
        losses                                                17,005,583       16,116,636       14,070,049

Unrealized gains (loss) on foreign currency
   transactions and warrants                                     922,512       (2,128,000)       2,128,000
Realized gain on sale of warrants                                      -        2,003,629                -
                                                            ------------     ------------     ------------

     Income from continuing operations before gain and
        loss on real estate                                   17,928,095       15,992,265       16,198,049

Discontinued operations:
Income from operations of discontinued properties                421,782          285,612          119,744
Gain on sales of real estate, net                                235,404            8,874                -
Impairment charge on real estate                                       -       (2,640,347)      (2,000,000)
                                                            ------------     ------------     ------------

     Income (loss) from discontinued operations                  657,186       (2,345,861)      (1,880,256)
                                                            ------------     ------------     ------------

(Loss) gain on sale of real estate                                     -         (167,403)       1,048,335
                                                            ------------     ------------     ------------

     Net income                                             $ 18,585,281     $ 13,479,001     $ 15,366,128
                                                            ============     ============     ============

                                  - Continued -

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Basic earnings per common share:
   Income from continuing operations              $          .64     $          .61     $          .78
   Income (loss) from discontinued operations                .02               (.09)              (.08)
                                                  --------------     --------------     --------------
     Net income                                   $          .66     $          .52     $          .70
                                                  ==============     ==============     ==============

Diluted earnings per common share:
   Income from continuing operations              $          .63     $          .60     $          .76
   Income (loss) from discontinued operations                .02               (.09)              (.08)
                                                  --------------     --------------     --------------
     Net income                                   $          .65     $          .51     $          .68
                                                  ==============     ==============     ==============

Weighted average shares outstanding-basic             28,026,525         26,032,753         22,105,243
                                                  ==============     ==============     ==============

Weighted average shares outstanding-diluted           28,514,811         26,596,434         22,460,138
                                                  ==============     ==============     ==============

    The accompanying notes are an integral part of the consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                 CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY

              For the years ended December 31, 2001, 2002 and 2003

                                                                                     Accumulated
                                                                      Dividends in      Other
                                                                        Excess of    Comprehen-
                         Common       Additional      Comprehensive    Accumulated   sive Income     Treasury
                          Stock     Paid-in Capital      Income         Earnings       (Loss)          Stock             Total
   January 1, 2001      $ 22,597     $ 225,722,640                    $(19,577,430)  $ (230,841)   $ (6,915,730)     $ 199,021,236

396,245 shares
  issued, $.001 par,
  net of costs               397         5,157,780                                                                       5,158,177
Dividends declared                                                     (18,685,729)                                    (18,685,729)
Repurchase of 174,943
  shares                                                                                             (2,226,143)        (2,226,143)

Comprehensive income:
Net income                                             $15,366,128      15,366,128                                      15,366,128
Other comprehensive
  income:
Foreign currency
  translation
  adjustment                                              (180,579)                    (180,579)                          (180,579)
                                                       -----------
                                                       $15,185,549
                                                       ===========

Balance at
                        --------     -------------                    ------------   ----------    ------------      -------------
  December 31, 2001       22,994       230,880,420                     (22,897,031)    (411,420)     (9,141,873)       198,453,090
                        --------     -------------                    ------------   ----------    ------------      -------------

5,829,010 shares
  issued, $.001 par,
  net of costs             5,839        77,779,190                                                                      77,785,029
Dividends declared                                                     (22,101,334)                                    (22,101,334)
Repurchase of 174,518
  shares                                                                                             (2,173,176)        (2,173,176)

Comprehensive income:
Net income                                             $13,479,001      13,479,001                                      13,479,001
Other comprehensive
  income:
Foreign currency
  translation
  adjustment                                               916,144
Unrealized gain on
  marketable
  securities                                               451,732
                                                       -----------
                                                         1,367,876                    1,367,876                          1,367,876
                                                       -----------
                                                       $14,846,877
                                                       ===========

Balance at
                        --------     -------------                    ------------   ----------    ------------      -------------
  December 31, 2002       28,833       308,659,610                     (31,519,364)     956,456     (11,315,049)       266,810,486
                        --------     -------------                    ------------   ----------    ------------      -------------

403,990 shares
  issued, $.001 par,
  net of costs               404         5,483,898                                                                       5,484,302
Dividends declared                                                     (23,986,817)                                    (23,986,817)
Repurchase of 112,644
  shares                                                                                             (1,452,896)        (1,452,896)

Comprehensive income:
Net income                                             $18,585,281      18,585,281                                      18,585,281
Other comprehensive
  income:
Foreign currency
  translation
  adjustment                                               (37,553)
Unrealized gain on
  marketable
  securities                                             1,129,340
                                                       -----------
                                                         1,091,787                    1,091,787                          1,091,787
                                                       -----------
                                                       $19,677,068
                                                       ===========

Balance at
                        --------     -------------                    ------------   ----------    ------------      -------------
  December 31, 2003      $29,237      $314,143,508                    $(36,920,900)  $2,048,243    $(12,767,945)     $ 266,532,143
                        ========     =============                    ============   ==========    ============      =============

    The accompanying notes are an integral part of the consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                      CONSOLIDATED STATEMENTS of CASH FLOWS

                                                                                  For the years ended December 31,
                                                                                  --------------------------------
                                                                                 2003            2002            2001
                                                                            -------------   -------------   -------------
Cash flows from operating activities:
   Net income                                                               $  18,585,281   $  13,479,001   $  15,366,128
   Adjustments to reconcile net income to net cash provided by continuing operations:
    (Income) loss from discontinued operations, including gain on sale of

      real estate and impairment loss                                            (657,186)      2,345,861       1,880,256
    Depreciation and amortization                                               7,438,472       6,386,553       4,782,713
    Straight-line adjustments                                                    (178,382)       (459,654)       (207,229)
    Minority interest in income                                                 3,059,355       2,069,620         875,599
    Income from equity investments in excess of distributions received         (4,397,082)     (3,182,381)     (1,430,181)
    Charge on extinguishment of debt, net of minority interest                    481,356       3,145,089               -
    Prepayment premiums paid on extinguishment of debt                           (500,000)     (3,439,379)              -
    Gain on sale of real estate and securities, net                                     -      (1,836,226)     (1,048,335)
    Impairment charges on real estate and net investment in direct
      financing leases                                                          5,412,168       1,550,000       4,300,000
    Issuance of stock in satisfaction of performance fee                        3,575,936       3,122,939       2,767,451
    Unrealized loss (gain) on foreign currency transactions and warrants         (922,512)      2,128,000      (2,128,000)
    Net change in operating assets and liabilities                                869,683       1,225,189         (15,740)
                                                                            -------------   -------------   -------------
    Net cash provided by continuing operations                                 32,767,089      26,534,612      25,142,662
    Net cash provided by (used in) discontinued operations                        430,839        (935,201)     (1,226,574)
                                                                            -------------   -------------   -------------
      Net cash provided by operating activities                                33,197,928      25,599,411      23,916,088
                                                                            -------------   -------------   -------------

Cash flows from investing activities:
   Distributions received from equity investments in excess of
     equity income                                                                594,383         658,737         426,120
   Capital distributions from equity investments                                        -               -       5,839,315
   Capitalized costs and purchases of real estate and equity investments       (1,552,639)     (2,743,054)     (7,838,388)
   Proceeds from sales of real estate and securities                            4,839,545      13,208,838       8,055,093
   Purchase of securities                                                               -     (14,777,285)              -
   Payment of leasing costs                                                             -        (244,237)              -
   Redemption of dissenter interests                                                    -      (1,774,385)              -
   Costs incurred in connection with acquisition of business operations                 -        (593,900)              -
   Cash acquired on acquisition of business operations                                  -         765,493               -
                                                                            -------------   -------------   -------------
      Net cash provided by (used in) investing activities                       3,881,289      (5,499,793)      6,482,140
                                                                            -------------   -------------   -------------

Cash flows from financing activities:
   Proceeds from mortgages                                                     15,565,185     120,139,853       6,262,563
   Prepayments of mortgages                                                   (19,766,562)    (74,137,547)    (13,788,316)
   Payments of mortgage principal                                              (5,994,021)     (5,241,873)     (4,641,965)
   Deferred financing costs                                                      (202,260)     (4,630,624)        (50,000)
   Prepayment of notes payable                                                          -     (11,738,888)              -
   Dividends paid                                                             (23,890,663)    (20,876,834)    (18,550,352)
   Proceeds from issuance of shares, net of costs                               1,908,366       1,506,612       2,390,726
   Purchase of treasury stock                                                  (1,452,896)     (2,173,176)     (2,226,143)
   Capital contributions from (distributions to) minority partners              1,496,328      (2,734,951)        902,220
   Distributions paid to minority partners                                     (3,249,552)     (1,829,770)       (488,294)
                                                                            -------------   -------------   -------------
      Net cash used in financing activities                                   (35,586,075)     (1,717,198)    (30,189,561)
                                                                            -------------   -------------   -------------

                                  - Continued -

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Effect of exchange rate changes on cash                   139,482        11,404          (1,386)
                                                      -----------   -----------     -----------

        Net increase in cash and cash equivalents       1,632,624    18,393,824         207,281

Cash and cash equivalents, beginning of year           25,782,304     7,388,480       7,181,199
                                                      -----------   -----------     -----------

        Cash and cash equivalents, end of year        $27,414,928   $25,782,304     $ 7,388,480
                                                      ===========   ===========     ===========

Noncash investing and financing activities:

The purchase of Corporate Property Associates 10 Incorporated in 2002 consisted of the acquisition of certain assets and liabilities at fair value in exchange for the issuance of shares, notes payable and a cash payment to dissenters as follows:

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
                                                                          ============

In connection with contributing its greater than 50% tenancy-in-common interests in properties owned with affiliates to two limited partnerships in which the Company has controlling interests in 2002, assets and liabilities applicable to minority interests were as follows:

Real estate assets                                                        $11,936,092
Other assets                                                                  148,697
Mortgage notes payable                                                     (4,163,792)
                                                                          -----------
      Minority interests                                                  $ 7,920,997
                                                                          ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

         Basis of Consolidation:

              The consolidated financial statements include the accounts of Carey Institutional Properties Incorporated, its wholly-owned subsidiaries and controlling majority-owned general partnership interests (collectively, the "Company"). The Company is not a primary beneficiary of any variable interest entity. All material inter-entity transactions are eliminated.

         Use of Estimates:

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of the realizability of real estate assets and investments, allowances for uncollected rent, classification of real estate leased to others and identification of any intangible assets identified in connection with asset acquisitions. Actual results could differ from those estimates.

         Real Estate Leased to Others:

              Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. For the year ended December 31, 2003, lessees were responsible for direct payments of real estate taxes of approximately $6,630,166. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations, which increase the useful life of the properties, are capitalized.

              The Company diversifies its real estate investments among various corporate tenants engaged in different industries, by property type and geographically.

              The leases are accounted for under direct financing or the operating methods. Such methods are described below:

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

              When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. Residual values of the net investment in direct financing leases are reviewed at least annually. If a decline in the estimated residual value is other than temporary, the accounting for the direct financing lease will be revised using the changed estimate. The resulting reduction in the net investment in the direct financing lease is recognized as a loss in the period in which the estimate is changed.

              In connection with the Company's acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

              Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the properties and (ii) management's estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value is amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value is amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

              The total amount of other intangible assets are allocated to in-place lease values and tenant relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with each tenant. Characteristics considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. The aggregate value of other intangible assets acquired will be measured based on the difference between
              (i) the property valued with an in-place lease adjusted to market rental rates and (ii) the property valued as if vacant. Independent appraisals or management's estimates are used to determine these values.

              Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. The Company also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management's assessment of specific market conditions. Estimated costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property are also considered.

              The value of in-place leases will be amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles will be amortized to expense over the initial and renewal terms of the leases but no amortization period for intangible assets will exceed the remaining depreciable life of the building.

              For properties under construction, operating expenses including interest charges are capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs.

              The Company is committed under long-term ground leases for certain properties through 2008. Future ground lease rental commitments aggregate $434,179.

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

         Assets Held for Sale:

              Assets held for sale are accounted for at the lower of carrying value or fair value less costs to dispose. Assets are classified as held for sale when the Company has committed to a plan to actively market a property for sale and expects that a sale will be completed within one year. The results of operations and the related gain or loss on sale of properties classified as held for sale by the Company after December 31, 2001, are included in discontinued operations.

              If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, (b) the fair value at the date of the subsequent decision not to sell, or (c) the current carrying value.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

              The Company recognizes gains and losses on the sale of properties when among other criteria, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less any closing costs and the carrying value of the property.

         Depreciation:

              Depreciation is computed using the straight-line method over the estimated useful lives of the properties - generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the remaining term of the leases.

         Equity Investments:

              The Company's interests in entities in which the entity is not considered to be a VIE, or the Company is not deemed to be the primary beneficiary, and the Company's ownership is 50% or less and has the ability to exercise significant influence, and jointly controlled tenancies-in-common are accounted for under the equity method; i.e., at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

         Cash Equivalents:

              The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 2003 and 2002 were held in the custody of two financial institutions, and which balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

         Foreign Currency Translation:

              The Company consolidates its real estate investments in France and the United Kingdom. The functional currency for these investments are the Euro and the British Pound. The translation from the Euro and British Pound to U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income (loss) as part of shareholders' equity. The cumulative foreign currency translation adjustment was $467,171 at December 31, 2003.

              Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date) whichever is later, realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are
              (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company's financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholders' equity.

              Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income, and, for the year ended December 31, 2003, the Company recognized unrealized gains of $922,512 from such transactions. In 2003, the Company

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
              did not recognize any realized gains on foreign currency transactions, in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.

         Marketable Securities:

              Marketable securities are classified as available for sale securities and reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a component of other comprehensive income until realized. Such marketable securities had a cost basis of $10,372,939 and $10,562,979 and reflected a fair value of $11,954,011 and $11,014,711 at December 31, 2003 and 2002, respectively.

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

         Derivative Instruments:

              Certain stock warrants which were granted to the Company by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because such stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", changes in the fair value of such derivative instruments as determined using an option pricing model are recognized currently in earnings as gains or losses. For the year ended December 31, 2001, the Company recognized an unrealized gain on warrants of $2,128,000. All warrants which met the definition of derivative instruments and were accounted for under SFAS No. 133 were sold in 2002. The Company also holds certain stock warrants which are not defined as derivative instruments and have been recorded at nominal values. The Company has only recognized unrealized gains or losses on stock warrants that are derivative instruments.

              In 2002, the Company entered into an interest rate cap agreement with a notional amount of $6,750,000, a strike of 8% based on the one-month London Inter-Bank Offered Rate and a maturity of April 1, 2005. The estimated fair value of the interest rate cap at December 31, 2003 and 2002 was $16 and $1,389, respectively. The change in the fair value of the interest rate cap, net of accumulated amortization, was an increase of $3,684 and a decrease of $34,611 for the years ended December 31, 2003 and 2002, respectively, and is included in the determination of net income.

         Treasury Stock:

              Treasury stock is recorded at cost.

         Offering Costs:

              Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholders' equity upon the issuance of shares.

         Federal Income Taxes:

              The Company is qualified as a real estate investment trust ("REIT") as of December 31, 2003 as defined under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 90% of its REIT taxable income to its shareholders and meets certain other conditions. The Company and subsidiaries are subject to state and local and foreign taxes, which aggregate $58,820 in 2003 and $140,432 in 2002, and are included in general and administrative expenses.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

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

              Basic and diluted earnings per share were calculated as follows:

                                                              Year ended December 31,
                                                              -----------------------
                                                       2003             2002             2001
                                                   ------------     ------------     ------------
Income from continuing operations before
   (loss) gain on sale of real estate, net         $ 17,928,095     $ 15,992,265     $ 16,198,049
(Loss) gain on sale of real estate, net                       -         (167,403)       1,048,335
                                                   ------------     ------------     ------------
Income from continuing operations                    17,928,095       15,824,862       17,246,384
Income (loss) from discontinued operations              657,186       (2,345,861)      (1,880,256)
                                                   ------------     ------------     ------------
Net income                                         $ 18,585,281     $ 13,479,001     $ 15,366,128
                                                   ============     ============     ============

Weighted average shares - basic                      28,026,525       26,032,753       22,105,243
Effect of dilutive securities:  Stock warrants          488,286          563,681          354,895
                                                   ------------     ------------     ------------
Weighted average shares - diluted                    28,514,811       26,596,434       22,460,138
                                                   ============     ============     ============

Basic earnings per share:
Income from continuing operations                  $        .64     $        .61     $        .78
Income (loss) from discontinued operations                  .02             (.09)            (.08)
                                                   ------------     ------------     ------------
Net income                                         $        .66     $        .52     $        .70
                                                   ============     ============     ============

Diluted earnings per share:
Income from continuing operations                  $        .63     $        .60     $        .76
Income (loss) from discontinued operations                  .02             (.09)            (.08)
                                                   ------------     ------------     ------------
Net income                                         $        .65     $        .51     $        .68
                                                   ============     ============     ============

         Operating Segments:

              Accounting standards have been established for the way public business enterprises report selected information about operating segments and guidelines for defining the operating segment of an enterprise. Based on the standards' definition, the Company has reported its real estate operations both domestically and internationally (see Note 11).

         Reclassifications:

              Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

         Accounting Pronouncements:

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

              In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED
              provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions for valuing stock-based compensation of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The Company does not have any employees nor any stock-based compensation plans.

              On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In December 2003, the FASB issued a revised FIN 46 which modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest,
              (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46 requires additional disclosures.

              FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For variable interests in a VIE created or obtained prior to February 1, 2003, FIN 46 is effective for periods ending after March 15, 2004.

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

              In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost.

              This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has interests in four limited partnerships that are consolidated and that are considered mandatorily redeemable controlling interests with finite lives. In accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value and fair value of these minority interests are approximately $15,280,000 and $34,731,000, respectively at

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

              December 31, 2003. Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

2.   Business Combination with Corporate Property Associates 10 Incorporated:

         On May 1, 2002, the Company and Corporate Property Associates 10 Incorporated (CPA(R):10"), a real estate investment trust managed by W.
         P. Carey & Co. LLC, completed a merger of CPA(R):10 with and into the Company pursuant to a Merger Agreement dated December 14, 2001. Under the terms of the merger, the Company is the surviving company. The total purchase price was $87,232,302, including transaction costs of $947,288. CPA(R):10 shareholders had the option of receiving either
         0.8445 of a share of newly issued Company common stock for each CPA(R):10 common share that he or she owned or a promissory note bearing interest at the annual rate of 4% payable on or before December 31, 2004 for $11.23 per share of CPA(R):10 common stock. The exchange ratio for issuing shares of the Company to CPA(R):10 shareholders was determined based on independent valuations of each company. Shareholders holding 6,513,217 shares of CPA(R):10 common stock received 5,500,412 shares of Company common stock ($73,155,478 according to the independent appraisal performed in connection with the transaction) and shareholders representing 1,045,315 shares of CPA(R):10 common stock elected to receive promissory notes with a total principal amount of $11,738,888. In December 2002, the Company paid off the promissory notes at par. Shareholders holding 158,004 shares of CPA(R):10 common stock elected not to participate and their shares were redeemed for $1,774,385.

         The Company has accounted for the merger under the purchase method of accounting (see the Consolidated Statements of Cash Flows in the accompanying consolidated financial statements). The purchase price was allocated to the assets and liabilities acquired based upon their fair values. The assets acquired consisted primarily of commercial real estate properties net leased to single corporate tenants and an interest in a real estate investment trust, Marcourt Investments, Inc. ("Marcourt"), that owns property net leased to a single tenant. The Company owned an approximate 23% interest in Marcourt prior to the acquisition of CPA(R):10. The liabilities acquired consisted primarily of limited recourse mortgage obligations and promissory notes issued to former CPA(R):10 shareholders who elected not to receive shares of the Company. The promissory notes were paid off in 2002. Differences between the fair value of mortgages and the stated amounts of such obligations are being amortized as an adjustment to interest expense over the remaining term of each obligation. The fair value of real estate and equity investment was based on independent appraisals. The fair value of mortgages and notes payable was determined by discounting the future cash flows using market rates as of the date of the merger.

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

3.   Transactions with Related Parties:

         In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and the Advisor provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1/% of Average Invested Assets as defined in the Advisory Agreement. The performance fee is subordinated to the Preferred Return, a cumulative non-compounded dividend return of 7% (based on an initial issuance of shares at $10). The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $3,563,820, $3,343,870 and $2,753,759 in 2003, 2002, and 2001, respectively, with performance fees in like amount. The Company incurred personnel reimbursements of $1,533,165, $1,509,832 and $1,161,996 in 2003, 2002, and 2001,
         respectively.

         Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties and refinancing of mortgages. For transactions and refinancings that were completed in 2002 and 2001 fees were $654,632 and $60,625, respectively. There were no transaction and refinancing fees in 2003.

         The Advisor is obligated to reimburse the Company for the amount by which operating expenses of the Company exceeds the 2%/25% Guidelines (the greater of 2% of Average Invested Assets or 25% of Net Income) as defined

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED in the Advisory Agreement for any twelve-month period. If in any year the operating expenses of the Company exceed the 2%/25% Guidelines, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. Only if the Independent Directors find that such excess expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the Advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that such reimbursement would not cause the Company's operating expenses to exceed this limit in any such year. Charges related to asset impairment, bankruptcy of lessees, lease payment defaults, extinguishment of debt or uninsured losses are generally not considered unusual and nonrecurring. A determination that a charge is unusual and nonrecurring, such as the costs of significant litigation that are not associated with day-to day operations, or uninsured losses that are beyond the size or scope of the usual course of business based on the event history and experience of the Advisor and Independent Directors, is made at the sole discretion of the Independent Directors. The Company will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. The operating expenses of the Company have not exceeded the amount that would require the Advisor to reimburse the Company.

         The Advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the Advisory Agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% (based on an initial share price of $10) since the inception of the Company. The Advisor's interest in such disposition fees amounts to $1,163,865 and $1,001,865 as of December 31, 2003 and 2002, respectively. Payment of such amount, however, cannot be made until the subordination provisions are met. Management has concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in due to affiliates in the accompanying consolidated financial statements.

         The Company owns interests in limited partnerships and limited liability companies which range from 33.33% to 63% and a jointly-controlled 50% tenancy-in-common interest in a property with the remaining interests held by affiliates.

         The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred in 2003, 2002 and 2001 were $278,567, $286,796, and $205,366 respectively. The Company's current share of future minimum lease payments is $493,355 through 2006.

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

4.   Real Estate Leased to Others Accounted for Under the Operating Method:

         Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases are approximately as follows:

Year Ending December 31,
------------------------
2004                                   $ 35,507,000
2005                                     33,737,000
2006                                     32,991,000
2007                                     31,140,000
2008                                     29,720,000
Thereafter                              175,818,000
                                       ------------
    Total                              $338,913,000
                                       ------------

         Contingent rents (including percentage rents and CPI-based increases) were approximately $1,727,000, $1,573,000, and $1,731,000 in 2003, 2002
         and 2001, respectively.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

5.   Net Investment in Direct Financing Leases:

         Net investment in direct financing leases is summarized as follows:

                                                              December 31,
                                                              ------------
                                                     2003                     2002
                                                     ----                     ----
Minimum lease payments receivable                $191,410,472             $230,082,139
Unguaranteed residual value                       118,086,088              131,359,885
                                                 ------------             ------------
                                                  309,496,560              361,442,024
Less: unearned income                             188,142,443              227,486,469
                                                 ------------             ------------
                                                 $121,354,117             $133,955,555
                                                 ============             ============

         Scheduled future minimum rents, exclusive of renewals, under non-cancelable direct financing leases are approximately as follows:

Year Ending December 31,
------------------------
2004                                   $ 14,187,000
2005                                     14,205,000
2006                                     14,194,000
2007                                     24,194,000
2008                                     12,498,000
Thereafter                              112,132,000
                                       ------------
    Total                              $191,410,000
                                       ------------

         Contingent rents (including CPI-based increases) were approximately $894,000, $752,000, and $473,000 in 2003, 2002 and 2001, respectively.

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

         Summarized combined financial information of the Company's equity investees is as follows:

                                                                        December 31,
                                                                        ------------
(In thousands)                                                    2003                2002
                                                                  ----                ----
Assets (primarily real estate)                                  $340,805            $343,846
Liabilities (primarily limited recourse mortgage
   notes payable)                                                204,550             212,820
Capital                                                          136,255             131,026

                                                                     Year Ended December 31,
                                                                     -----------------------
(In thousands)                                            2003                 2002                2001
                                                          ----                 ----                ----
Revenues (primarily rental revenues)                    $ 41,610             $ 42,026            $ 38,667
Expenses (primarily interest on mortgages and
   depreciation)                                         (20,506)             (21,285)            (21,031)
                                                        --------             --------            --------
Net income                                              $ 21,104             $ 20,741            $ 17,636
                                                        ========             ========            ========

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

7.   Mortgage Financing Through Loan Securitization:

         In September 2002, the Company and three affiliates, W.P. Carey & Co. LLC ("W. P. Carey"), Corporate Property Associates 12 Incorporated ("CPA(R):12") and Corporate Property Associates 14 Incorporated obtained an aggregate of approximately $172,335,000 of limited recourse mortgage financing on 62 leased properties. The lender pooled the loans into a trust, Carey Commercial Mortgage Trust, a non-affiliate, whose assets consist solely of the loans and sold the loans, as collateralized mortgage obligations in a private placement to institutional investors (the "Offered Interests"). The Company and the three affiliates acquired a separate class of interests in the trust (the "CPA(R) Interests"). The amount of CPA(R) Interests acquired by the Company was proportional to the mortgage amounts obtained.

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

         The initial Offered Interests consisted of $148,206,000 of mortgage loan balances with different tranches of principal entitled to distributions at annual interest rates as follows: $119,772,000 - 5.97%, $9,478,000 - 6.58%, $9,478,000 - 7.18% and $9,478,000 - 8.43%.
         The assumed final distribution dates for the four classes of Offered Interests range from December 2011 through March 2012.

         The CPA(R) Interests were purchased for $24,128,739 of which the Company's share was $10,616,645, or 44% and are comprised of two components, a component that will receive payments of principal and interest and a component that will receive payments of interest only. The CPA(R) Interests are subordinated to the Offered Interests and are payable only when and if all distributions to the Offered Interests are current. The assumed final distribution date for the CPA(R) Interests is June 30, 2012. The distributions to the CPA(R) Interests do not have a stated rate of interest and will be affected by any shortfall in rents received from lessees or defaults at the mortgaged properties. As of the purchase date, the Company's cost basis attributable to the principal and interest and interest only components was $6,357,765 and $4,258,880, respectively. Over the term of its ownership interest in the CPA(R) Interests, the value of the interest only component will fully amortize to $0 and the principal and interest component will amortize to its anticipated face value of its share in the underlying mortgages ($10,616,645). For financial reporting purposes, the effect of such amortization is reflected in interest income. Interest income, including all related amortization, is recognized using an effective interest method.

         The Company is accounting for its interest in the CPA(R) Interests as an available-for-sale security and it is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. The fair value of the Company's CPA(R) Interests was $11,954,011 and $11,014,711 reflecting a cumulative unrealized gain of $1,581,072 and $451,732 and net accumulated amortization of $243,706 and $53,666 at December 31, 2003 and 2002, respectively. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

         The key variable in determining the fair value of the CPA(R) Interests is current interest rates. As required by SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the CPA(R) Interests based on adverse changes in the market interest rates of 1% and 2% is as follows:

                                                     Actual          1% Adverse Change    2% Adverse Change
                                                     ------          -----------------    -----------------
Fair value of CPA(R) Interests                    $11,954,011          $11,371,747           $10,828,397

         The above sensitivity is hypothetical and changes in fair value based on a 1% or 2% variation should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

         In connection with the initial transaction, the Company obtained new mortgage financing of $83,666,787 in 2002 of which approximately $33,486,400 was used to payoff existing loans. In connection with paying off the loans, the Company incurred prepayment charges of $1,352,994. After paying off the loans, incurring costs in connection with obtaining the new mortgages, distributing $2,734,951 to two equity interests and purchasing its CPA(R) Interest in the trust, the Company retained cash of approximately $30,690,000. The loans which were paid off bore interest at annual rates ranging from 8.125% to 11%.

8.   Mortgage Notes Payable:

         Mortgage notes payable, all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of approximately $369,544,000. As of December 31, 2003, mortgage notes payable had fixed interest rates ranging from 6.08% to 10.00% per annum and variable interest rates ranging from 3.97% to 5.625%.

         Scheduled principal payments during each of the five years following December 31, 2003 and thereafter are as follows:

Year Ending December 31,                    Total Debt         Fixed Rate Debt      Variable Rate Debt
------------------------                    ----------         ---------------      ------------------
     2004                                  $ 12,803,775         $  4,594,311           $ 8,209,464
     2005                                     8,177,876            7,962,888               214,988
     2006                                     5,554,606            5,308,906               245,700
     2007                                    15,529,467           15,222,342               307,125
     2008                                    10,256,498            9,949,373               307,125
     Thereafter                             191,783,872          182,386,551             9,397,321
                                           ------------         ------------           -----------
        Total                              $244,106,094         $225,424,371           $18,681,723
                                           ============         ============           ===========

         Interest paid, excluding capitalized interest, was $17,820,136, $15,769,528 and $13,875,312 in 2003, 2002 and 2001, respectively.
         Capitalized interest was $327,477 and $235,515 in 2002 and 2001, respectively. There was no capitalized interest in 2003.

9.   Dividends:

         Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Dividends paid per share were reported as follows for tax purposes:

                             2003         2002         2001
                             ----         ----         ----
Ordinary income              $.55         $.48         $.59
Capital gains                   -            -          .05
Return of capital             .30          .37          .20
                             ----         ----         ----
                             $.85         $.85         $.84
                             ====         ====         ====

         A dividend of $.2142 per share for the quarter ended December 31, 2003 ($6,034,786) was declared in December 2003 and paid in January 2004.

10.  Lease Revenues:

         The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues are as follows:

                                                                      2003                2002                    2001
                                                                      ----                ----                    ----
Per Statements of Income:
    Rental income from operating leases                           $38,442,172          $33,706,049            $28,058,006
    Interest income from direct financing leases                   15,371,617           13,840,285             11,563,950
Adjustments:
    Share of leasing revenues applicable to minority
      interest                                                     (5,459,567)          (4,040,861)            (1,760,787)
    Share of leasing revenues from equity investments              17,888,659           16,185,418             12,076,852
                                                                  -----------          -----------            -----------
                                                                  $66,242,881          $59,690,891            $49,938,021
                                                                  ===========          ===========            ===========

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

         The Company earned its share of net leasing revenues in 2003, 2002 and 2001 from its direct and indirect ownership of real estate from the following lease obligors:

                                                   2003         %             2002             %              2001            %
                                                   ----       ----            ----           ----             ----          ---
Marriott International, Inc.(1)                $ 8,819,008     13%         $ 7,237,343        12%         $ 4,510,253         9%
Omnicom Group, Inc.                              4,448,420      7            4,290,542         7            4,265,378         8
Information Resources, Inc.(3)                   3,483,309      5            2,278,701         4                    -         -
Advanced Micro Devices, Inc.(1)                  3,258,938      5            3,258,938         5            3,048,500         6
Electronic Data Systems Corporation              3,006,929      5            2,872,979         5            2,466,762         5
Best Buy Co., Inc.(2)                            2,956,619      4            2,979,273         5            2,998,098         6
Titan Corporation(3)                             2,270,326      3            1,484,449         3                    -         -
Big V Holding Corp.(2)                           2,106,976      3            2,086,778         4            2,068,860         4
Lucent Technologies, Inc.                        2,035,304      3            1,989,685         3            1,852,829         4
UTI Holdings, Inc.                               1,807,204      3            1,767,869         3            1,615,056         3
Environworks, Inc.                               1,741,911      3            1,161,274         2                    -         -
New Wai, L.P. / Warehouse Associates             1,720,063      3            1,146,709         2                    -         -
Garden Ridge Corporation                         1,607,205      2            1,581,820         3            1,546,281         3
Q Clubs, Inc.                                    1,483,213      2            1,448,279         2            1,407,393         3
Del Monte Corporation(1,4)                       1,477,714      2            1,381,982         2            1,286,250         3
Sicor, Inc.(1)                                   1,472,736      2            1,472,736         2            1,472,736         3
Barnes & Noble, Inc.                             1,467,386      2            1,450,536         2            1,431,117         3
Merit Medical Systems, Inc.                      1,465,404      2            1,465,404         2            1,465,404         3
The Upper Deck Company(1)                        1,452,220      2            1,452,220         2            1,419,134         3
Compucom Systems, Inc.(1)                        1,408,043      2            1,382,199         2            1,304,666         2
Michigan Mutual Insurance Company                1,362,013      2            1,363,031         2            1,362,959         3
Plexus Corp.                                     1,298,431      2            1,268,693         2            1,268,693         2
Bell Sports, Inc.                                1,192,222      2            1,175,071         2            1,146,221         2
Childtime Childcare, Inc.(3)                     1,465,641      2            1,137,763         2              648,892         1
Other(5)                                        11,435,646     19           10,556,617        20           11,352,539        24
                                               -----------    ---          -----------       ---          -----------       ---
                                               $66,242,881    100%         $59,690,891       100%         $49,938,021       100%
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

(5) Net of ground lease rental expense of approximately $160,000, $133,000 and $80,000 in 2003, 2002 and 2001, respectively.

11.  Segment Information:

         The Company operates in one business segment, real estate operations with domestic and foreign investments. The Company's foreign operations are in the United Kingdom and France.

         For 2003, geographic information for the real estate operations segment is as follows:

         Amounts in thousands

                                                   Domestic                Foreign               Total Company
                                                   --------                -------               -------------
Revenues                                          $  53,625                $ 2,227                 $ 55,852
Expenses                                             39,474                  6,912                   46,386
Income from equity investments                       10,599                      -                   10,599
Net operating income(1)                              21,690                 (4,684)                  17,006

Total assets                                        515,304                 29,642                  544,946
Total long-lived assets                             467,093                 26,486                  493,579

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

         For 2002, geographic information for the real estate operations segment is as follows:

                                                   Domestic                Foreign              Total Company
                                                   --------                -------              -------------
Revenues                                           $ 46,289                $ 2,017                 $ 48,306
Expenses                                             38,699                  1,297                   39,996
Income from equity investments                        8,866                      -                    8,866
Net operating income(1)                              15,538                    578                   16,116

Total assets                                        522,419                 27,808                  550,227
Total long-lived assets                             475,917                 25,651                  501,568

         For 2001, geographic information for the real estate operations segment is as follows:

                                                   Domestic                Foreign              Total Company
                                                   --------                -------              -------------
Revenues                                           $ 38,741                $ 1,416                 $ 40,157
Expenses                                             29,341                  1,282                   30,623
Income from equity investments                        5,412                      -                    5,412
Net operating income(1)                              13,932                    138                   14,070

Total assets                                        346,944                 22,362                  369,306
Total long-lived assets                             329,060                 20,147                  349,207

(1) Net operating income excludes gains and losses and discontinued operations.

12.  Impairment Charges:

In 2003, the Company determined that an other than temporary decline in estimated residual value had occurred at three properties which were classified as net investment in direct financing leases in the accompanying condensed consolidated financial statements. The accounting for the direct financing leases was revised using the changed estimates, which resulted in the recognition of impairment charges of (i) $436,831 on the Company's property in Owingsville, Kentucky leased to Custom Food Products, Inc., (ii) $237,539 on its property in the United Kingdom leased to Gloystarne, Inc. ("Gloystarne") and (iii) $937,798 on its property in Glendale Heights, Illinois. In 2003, Gloystarne entered into receivership and management has concluded that the existing lease will be terminated. As a result, the property has been reclassified to real estate accounted for under the operating method. In connection with the reclassification, the property was written down to its estimated fair value and an impairment charge of $3,800,000 has been recognized.

13.  Gains (Losses) on Sale of Real Estate and Securities:

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

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

14.  Charge on Early Extinguishment of Debt:

         2003

         In November 2003, the Company paid off a mortgage loan of $10,491,738 on the property leased to Electronic Data Systems Corporation ("EDS") and incurred a charge on the early extinguishment of debt consisting of a prepayment premium of $481,356. The Company subsequently obtained new limited recourse mortgage financing on the EDS property of $15,000,000. The new loan provides for monthly payments of $108,158 at an annual interest rate of 6.08% based on a 20-year amortization schedule and matures in December 2023. The retired loan provided for monthly debt service payments of $136,398.

         2002

         In February 2002, the Company paid off a mortgage loan of $25,743,178 on the properties leased to Best Buy, Inc. ("Best Buy") and incurred a charge on the early extinguishment of debt of $1,314,422 consisting of a prepayment premium of $2,086,384, net of a minority interest share of $771,962. The Company subsequently obtained new limited recourse mortgage financing on the Best Buy properties of $28,500,000. The new loan provides for monthly payments of $210,427 at an annual interest rate of 7.49% based on a 25-year amortization schedule and matures in May 2012. The retired loan provided for monthly debt service payments of $291,290.

         The Company paid prepayment premiums of $1,352,995 and wrote off deferred financing costs of $429,261 in connection with paying off $33,486,452 of mortgage loans in connection with the mortgage securitization transaction and the pay off of another mortgage loan in December 2002. Net of amounts applicable to minority interests of $239,391, the Company recognized a charge of $1,542,865.

         In connection with paying off promissory notes that were issued in connection with the merger with CPA(R):10 and had a maturity date of December 31, 2004, the Company incurred a charge on extinguishment of $287,802, representing a noncash charge for the difference between the carrying amount of the notes payable and the par value at which the notes were paid off (see Note 2).

15.  Discontinued Operations:

         The Company owned a property in Austin, Texas which was held for sale with a carrying value of $2,500,000 at December 31, 2002 and subsequently was sold in October 2003 at which time the Company received $2,477,804, net of costs, and recognized a loss of $22,196. In connection with an evaluation of the fair value of the property at the time the property was reclassified as held for sale and a discontinued operation in 2002, the Company recognized an impairment charge of $1,090,347 in 2002, included in discontinued operations in the accompanying consolidated financial statements.

         The Company owns a property in Maple Heights, Ohio leased to Nicholson Warehouse, L.P. ("Nicholson"). Because of a prolonged weakness in Nicholson's financial condition and the risk that Nicholson will not meet its lease obligations, the Company recorded an impairment charge of $2,000,000 in 2001. An additional impairment charge of $1,550,000 was recorded in 2002.

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain or loss on sales of real estate for properties sold or held for sale are to be reflected in the consolidated

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED statements of operations as "Discontinued Operations" for all periods presented. The provisions of SFAS No. 144 was effective for disposal activities initiated by the Company's commitment to a plan of disposition after the date it was initially applied (January 1, 2002). The Waban property was held for sale as of December 31, 2001 and, therefore, is not included in discontinued operations.

         As of December 31, 2003, the operations of a property in Maple Heights, Ohio which is held for sale, the operations of a property in Broken Arrow, Oklahoma which was sold in April 2003, the operations of a vacant property in Austin, Texas which was sold in October 2003 and a property in Little Rock, Arkansas which was sold in June 2002 are included as "Discontinued Operations." The Company sold the Broken Arrow property for $2,361,741, net of cost and recognized a gain of $257,599, and sold the Little Rock, Arkansas property for $297,452 and recognized a gain of $8,874. A summary of Discontinued Operations for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                 2003                2002                 2001
                                                                 ----                ----                 ----
Revenues (primarily rental revenues and miscellaneous
   income)                                                     $939,205           $ 1,051,939         $   964,819
Expenses (primarily interest on mortgages,
   depreciation and property expenses)                         (517,423)             (766,327)           (845,075)
Impairment charge on real estate                                      -            (2,640,347)         (2,000,000)
Gain on sale of real estate                                     235,404                 8,874                   -
                                                               --------           -----------         -----------
    Income (loss) from discontinued operations                 $657,186           $(2,345,861)        $(1,880,256)
                                                               ========           ===========         ===========

         As a result of classifying the properties as held for sale, no depreciation has been incurred from the date of reclassification. The effect of suspending depreciation expense was $206,016 and $92,316 in 2003 and 2002 respectively. There was no effect in 2001.

16.  Disclosures About Fair Value of Financial Instruments:

         The Company estimates that the fair value of mortgage notes payable at December 31, 2003 and 2002 was approximately $245,111,000 and $257,293,000 respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with rates which take into account the credit of the tenants and interest rate risks.

17.  Selected Quarterly Financial Data (unaudited):

                                                                              Three Months Ended
                                                                              ------------------
                                                  March 31, 2003       June 30, 2003     September 30, 2003       December 31, 2003
                                                  --------------       -------------     ------------------       -----------------
Revenues                                            $13,881,118         $13,990,507          $13,823,257             $14,157,136
Expenses                                             10,508,419          10,090,765           13,861,476              11,925,705
Income from continuing operations                     5,621,131           5,674,136            1,820,308               4,812,520
Income from continuing operations per
   share -
   Basic                                                    .20                 .21                  .07                     .16
   Diluted                                                  .19                 .20                  .07                     .17
Net income                                            5,776,781           6,031,106            1,927,058               4,850,336
Net income per share -
   Basic                                                    .21                 .22                  .07                     .16
   Diluted                                                  .20                 .21                  .07                     .17
Dividends declared per share                              .2135               .2137                .2139                   .2142

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                                                               Three Months Ended
                                                                               ------------------
                                                     March 31, 2002      June 30, 2002    September 30, 2002      December 31, 2002
                                                     --------------      -------------    ------------------      -----------------
Revenues                                               $9,481,926         $11,793,533         $13,291,979            $13,738,205
Expenses                                                8,451,526           8,281,599          11,707,066             11,556,289
Income from continuing operations                       3,319,088           5,096,466           3,559,165              3,850,143
Income from continuing operations per
   share -
   Basic                                                      .15                 .20                 .13                    .13
   Diluted                                                    .15                 .19                 .13                    .13
Net income                                              3,345,634           5,157,576           2,564,760              2,411,031
Net income per share -
   Basic                                                      .15                 .20                 .08                    .09
   Diluted                                                    .15                 .19                 .09                    .08
Dividends declared per share                                .2127               .2129               .2131                  .2133

(1) Includes (loss) gain on sale of real estate for 2002.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Shares of the Company. As of December 31, 2003 there were 12,164 holders of record of the Shares of the Company.

The Company is required to distribute annually at least 90% of its Distributable REIT taxable income to maintain its status as a REIT. Quarterly dividends paid by the Company since December 31, 2000 are as follows:

                         Cash Dividends Paid Per Share
                         -----------------------------
                       2003            2002            2001
                   -----------     -----------     -----------
First quarter      $    .21330     $    .21250     $    .20840
Second quarter          .21350          .21270          .20860
Third quarter           .21370          .21290          .21200
Fourth quarter          .21390          .21310          .21220
                   -----------     -----------     -----------
                   $    .85440     $    .85120     $    .84120
                   ===========     ===========     ===========

REPORT ON FORM 10-K

The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K ("10-K") for the year ended December 31, 2003 as filed with the Securities and Exchange Commission ("SEC"). The 10-K may also be obtained through the SEC's EDGAR database at www.sec.gov.