Form 10-Q
period 2004-03-31
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2004-05-10
CIK 873394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                 _______________

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                         COMMISSION FILE NUMBER: 0-20016
                                 _______________

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

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920
                                 (212) 492-1100
                                 _______________

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE
                                 _______________

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

CIP(R) has no active market for common stock at May 6, 2004.

CIP(R) has 28,243,670 shares of common stock, $.001 par value outstanding at May 6, 2004.

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED


                                      INDEX

                                                                        Page No.
                                                                        --------

PART I

Item 1. - Financial Information*

          Condensed Consolidated Balance Sheets, as of March 31, 2004
          and December 31, 2003                                                2

          Condensed Consolidated Statements of Income for the three
          months ended March 31, 2004 and 2003                                 3

          Condensed Consolidated Statements of Comprehensive Income
          for the three months ended March 31, 2004 and 2003                   3

          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 2004 and 2003                           4

          Notes to Condensed Consolidated Financial Statements               5-9

Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              10-12

Item 3. - Quantitative and Qualitative Disclosures About Market Risk          13

Item 4. - Controls and Procedures                                             13

PART II - Other Information

Item 2. - Changes in Securities, Use of Proceeds and
          Issuer Purchaser of Equity Securities                               14

Item 4. - Submission of Matters to a Vote of Security Holders                 14

Item 6. - Exhibits and Reports on Form 8-K                                    14

Signatures                                                                    15

     o The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               March 31, 2004      December 31, 2003
                                                                               --------------      -----------------
                                                                                (Unaudited)             (Note)
        ASSETS:

Land and buildings, net of accumulated depreciation of $39,458,841 at
   March 31, 2004 and $37,705,872 at December 31, 2003                            $305,182,572        $306,750,951
Net investment in direct financing leases                                          121,354,260         121,354,117
Assets held for sale                                                                 3,092,633           3,092,633
Equity investments                                                                  63,276,532          62,381,384
Cash and cash equivalents                                                           19,320,239          27,414,928
Marketable securities                                                               12,180,295          11,954,011
Other assets                                                                        12,317,478          11,998,129
                                                                                  ------------        ------------
        Total assets                                                              $536,724,009        $544,946,153
                                                                                  ============        ============

        LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                           $231,304,312        $241,130,905
Limited recourse mortgage note payable on assets held for sale                       2,954,212           2,975,189
Accrued interest                                                                     2,350,118           2,325,763
Accounts payable and accrued expenses                                                3,473,186           2,343,509
Due to affiliates                                                                    2,538,744           2,528,398
Dividends payable                                                                    6,057,541           6,034,786
Prepaid rental income and security deposits                                          2,645,148           2,404,450
Other liabilities                                                                    3,278,773           3,391,175
                                                                                  ------------        ------------
        Total liabilities                                                          254,602,034         263,134,175
                                                                                  ------------        ------------

Minority interest                                                                   15,557,297          15,279,835
                                                                                  ------------        ------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares; 29,342,899 and
   29,237,375 shares issued and outstanding at March
   31, 2004 and December 31, 2003                                                       29,343              29,237
Additional paid-in capital                                                         315,573,258         314,143,508
Dividends in excess of accumulated earnings                                        (38,280,499)        (36,920,900)
Accumulated other comprehensive income                                               2,299,296           2,048,243
                                                                                  ------------        ------------
                                                                                   279,621,398         279,300,088
Less, common stock in treasury at cost, 1,118,790 and 1,097,399 shares
   at March 31, 2004 and December 31, 2003                                         (13,056,720)        (12,767,945)
                                                                                  ------------        ------------
        Total shareholders' equity                                                 266,564,678         266,532,143
                                                                                  ------------        ------------
        Total liabilities, minority interest and shareholders' equity             $536,724,009        $544,946,153
                                                                                  ============        ============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                              ----------------------------------
                                                                                 2004                   2003
                                                                              -----------            -----------
Revenues:
  Rental income                                                               $ 9,910,260            $ 9,494,659
  Interest income from direct financing leases                                  3,587,681              3,871,842
  Other operating income                                                           69,146                 67,806
                                                                              -----------            -----------
                                                                               13,567,087             13,434,307
                                                                              -----------            -----------
Operating expenses:
  Depreciation                                                                  1,773,344              1,710,283
  General and administrative (Note 1)                                           2,112,563                991,807
  Property expenses                                                             2,695,559              2,243,500
  Impairment charges on real estate                                                    --                674,370
                                                                              -----------            -----------
                                                                                6,581,466              5,619,960
                                                                              -----------            -----------
     Income from continuing operations before other interest income, minority interest, equity investments, interest expense and
       gains and losses                                                         6,985,621              7,814,347

Other interest income                                                             411,909                446,811
Minority interest in income                                                      (834,079)              (755,715)
Income from equity investments                                                  2,977,151              3,005,065
Interest expense                                                               (4,721,310)            (4,888,459)
                                                                              -----------            -----------
     Income from continuing operations before gains and losses                  4,819,292              5,622,049

Gain (loss) on derivative instruments                                               4,673                   (918)
Loss on foreign currency transactions, net                                        (22,776)                    --
                                                                              -----------            -----------
     Income from continuing operations                                          4,801,189              5,621,131
                                                                              -----------            -----------
 (Loss) income from operations of discontinued properties                        (103,247)               155,650
                                                                              -----------            -----------
     Net income                                                               $ 4,697,942            $ 5,776,781
                                                                              ===========            ===========
Basic earnings per share:
     Earnings from continuing operations                                      $       .17            $       .20
     Earnings from discontinued operations                                             --                    .01
                                                                              -----------            -----------
         Net income                                                           $       .17            $       .21
                                                                              ===========            ===========
Diluted earnings per share:
     Earnings from continuing operations                                      $       .17            $       .19
     Earnings from discontinued operations                                             --                    .01
                                                                              -----------            -----------
         Net income                                                           $       .17            $       .20
                                                                              ===========            ===========
Weighted average common shares outstanding-basic                               28,228,526             27,895,272
                                                                              ===========            ===========
Weighted average common shares outstanding-diluted                             28,729,610             28,458,953
                                                                              ===========            ===========

    The accompanying notes are an integral part of the condensed consolidated financial statements.


      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                              ----------------------------------
                                                                                 2004                   2003
                                                                              -----------            -----------
Net income                                                                    $ 4,697,942            $ 5,776,781
                                                                              -----------            -----------
Other comprehensive income:
   Change in unrealized gain on marketable securities                             273,275                463,396
   Change in foreign currency translation adjustment                              (22,222)                73,570
                                                                              -----------            -----------
                                                                                  251,053                536,966
                                                                              -----------            -----------
   Comprehensive income                                                       $ 4,948,995            $ 6,313,747
                                                                              ===========            ===========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                              ----------------------------------
                                                                                 2004                   2003
                                                                              -----------            -----------
Cash flows from operating activities:
   Net income                                                                 $ 4,697,942            $ 5,776,781
   Adjustments to reconcile net income to net cash provided by continuing operations:
     Loss (income) from discontinued operations                                   103,247               (155,650)
     Depreciation and amortization                                              1,895,510              1,974,135
     Income from equity investments in excess of distributions received          (983,469)            (1,058,607)
     Minority interest in income                                                  834,079                755,715
     Straight-line rent adjustments                                               (19,136)              (325,024)
     Unrealized loss on foreign currency transactions and derivatives            (189,886)                    --
     Realized gain on foreign currency transactions                               171,783                     --
     Impairment charges on real estate                                                 --                674,370
     Issuance of shares in satisfaction of performance fees                       887,193                899,243
     Net change in operating assets and liabilities, net of assets and
       liabilities acquired                                                       766,552             (1,055,535)
                                                                              -----------            -----------
     Net cash provided by continuing operations                                 8,163,815              7,485,428
     Net cash (used in) provided by discontinued operations                      (103,247)               164,708
                                                                              -----------            -----------
        Net cash provided by operating activities                               8,060,568              7,650,136
                                                                              -----------            -----------
Cash flows from investing activities:
     Distributions from operations of equity investments in excess
       of equity income                                                            88,321                126,754
     Acquisition of real estate and additional capitalized costs                 (334,539)            (1,508,209)
                                                                              -----------            -----------
        Net cash used in investing activities                                    (246,218)            (1,381,455)
                                                                              -----------            -----------
Cash flows from financing activities:
     Purchase of treasury stock                                                  (288,775)              (381,403)
     Prepayment of mortgage payable                                            (7,962,614)            (1,264,892)
     Payments of mortgage principal                                            (1,835,716)            (1,531,747)
     Proceeds from mortgages                                                           --                582,522
     Proceeds from stock issuance                                                 542,663                473,880
     Distributions to minority partners                                          (577,686)              (520,684)
     Contributions from minority partners                                         209,050                 77,903
     Dividends paid                                                            (6,034,786)            (5,936,756)
                                                                              -----------            -----------
        Net cash used in financing activities                                 (15,947,864)            (8,501,177)
                                                                              -----------            -----------
        Effect of exchange rate changes on cash                                    38,825                (20,639)
                                                                              -----------            -----------
        Net decrease in cash and cash equivalents                              (8,094,689)            (2,253,135)
Cash and cash equivalents, beginning of period                                 27,414,928             25,782,304
                                                                              -----------            -----------
        Cash and cash equivalents, end of period                              $19,320,239            $23,529,169
                                                                              ===========            ===========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Carey Institutional Properties Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Approximately $930,000 of general and administrative expenses for the three-month period ended March 31, 2004 results from costs incurred and accrued in connection with evaluating liquidity alternatives. In accordance with accounting principles generally accepted in the United States of America, costs related to liquidity alternatives are expensed rather than capitalized.

Certain prior year amounts have been reclassified to conform to current year financial statement presentation.


Note 2.  Transactions with Related Parties:

In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and W. P. Carey & Co. LLC (the "Advisor"), provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of Average Invested Assets as defined in the Advisory Agreement. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $896,937 and $893,696 for the three months ended March 31, 2004 and 2003, respectively, with performance fees in like amount. The Company incurred personnel cost reimbursements of $355,354 and $412,066 for the three months ended March 31, 2004 and 2003, respectively.


Note 3.  Equity Investments:

The Company owns an approximate 47% interest in Marcourt Investments, Inc., a real estate investment trust which net leases 13 Courtyard by Marriott hotel properties to a wholly-owned subsidiary of Marriott International, Inc., with the remaining interests owned by a third-party. The Company also owns noncontrolling interests with affiliates in properties leased to corporations through interests in various partnerships and limited liability companies and a tenancy-in-common interest subject to joint control. The ownership interests range from 33.33% to 50%, and the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Sicor Inc., The Upper Deck Company, Advanced Micro Devices, Inc., Compucom Systems, Inc. and Del Monte Corporation.

Summarized financial information of the Company's equity investees is as follows:

(in thousands)                                                March 31, 2004       December 31, 2003
                                                              --------------       -----------------
Assets (primarily real estate)                                   $339,776               $340,805
Liabilities (primarily mortgage notes payable)                    202,336                204,550
Shareholders' and members' equity                                 137,440                136,255

                                                                 Three Months Ended March 31,
                                                                 -------------------------------
                                                                   2004                   2003
                                                                 --------               --------
Revenues (primarily rental income and interest income from
    direct financing leases)                                     $ 10,971               $ 11,201
Expenses (primarily interest on mortgage and depreciation)         (4,999)                (5,171)
                                                                 --------               --------
Net income                                                       $  5,972               $  6,030
                                                                 ========               ========

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Note 4.  Interest in Mortgage Loan Securitization:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust mortgage securitization as an available-for-sale security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders' equity. As of March 31, 2004, the fair value of the Company's interest was $12,180,295, reflecting an aggregate unrealized gain of $1,854,347 and cumulative net amortization of $290,698 ($46,991 for the three months ended March 31, 2004). The fair value of the Company's interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the interest based on adverse changes in the market interest rates of 1% and 2% is as follows:

                                 Fair Value as of March 31, 2004   1% Adverse Change   2% Adverse Change
                                 -------------------------------   -----------------   -----------------
Fair value of the interests                $12,180,295                $11,590,599         $11,039,652

The above sensitivity is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.


Note 5.  Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the three-month periods ended March 31, 2004 and 2003 are as follows:

                                                                      2004              2003
                                                                   -----------       -----------
Per Statements of Income:
    Rental income from operating leases                            $ 9,910,260       $ 9,494,659
    Interest from direct financing leases                            3,587,681         3,871,842

Adjustments:
    Share of leasing revenue applicable to minority interest        (1,506,163)       (1,420,591)
    Share of leasing revenue from equity investments                 4,821,706         4,870,418
                                                                   -----------       -----------
                                                                   $16,813,484       $16,816,328
                                                                   ===========       ===========

For the three-month periods ended March 31, 2004 and 2003, the Company earned its net lease revenues from its investments as follows:

                                             2004         %               2003             %
                                         -----------     ---          -----------         ---
Marriott International, Inc. (a)         $ 2,554,294      15%          $2,575,268          15%
Omnicom Group, Inc.                        1,173,893       7            1,091,509           7
Information Resources, Inc. (b)              854,556       5              870,827           5
Advanced Micro Devices, Inc. (a)             814,734       5              814,734           5
Electronic Data Systems Corporation          751,732       4              751,732           5
Best Buy Co., Inc. (b)                       736,000       4              742,699           4
Titan Corporation (b)                        582,860       3              556,668           3
Lucent Technologies, Inc.                    508,826       3              508,826           3
UTI Holdings, Inc.                           462,090       3              437,396           3
EnviroWorks, Inc.                            435,478       3              435,478           3
New WAI, L.P./Warehouse Associates           430,016       3              430,016           3
ShopRite Supermarkets, Inc. (b)              415,555       2              468,567           3
Garden Ridge, Inc.                           413,435       2              401,801           2
Childtime Childcare, Inc. (b)                373,762       2              356,356           2
Q Clubs, Inc.                                370,770       2              370,904           2
Del Monte Corporation (a)                    369,428       2              369,429           2
Barnes & Noble, Inc.                         368,303       2              365,969           2
Sicor, Inc. (a)                              368,184       2              395,921           2
Merit Medical Systems, Inc.                  366,351       2              366,351           2

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                             2004         %               2003             %
                                         -----------     ---          -----------         ---
The Upper Deck Company (a)                   363,055       2              363,055           2
Compucom Systems, Inc. (a)                   352,011       2              352,011           2
Michigan Mutual Insurance Company            340,186       2              340,688           2
Plexus Corp.                                 339,476       2              317,173           2
Bell Sports Corp.                            303,706       2              298,056           2
Other                                      2,764,783      19            2,834,894          17
                                         -----------     ---          -----------         ---
                                         $16,813,484     100%         $16,816,328         100%
                                         ===========     ====         ===========         ===

     (a) Represents the Company's proportionate share of lease revenues from its equity investments.

     (b)  Net of amounts applicable to minority interests.


Note 6.  Assets Held for Sale and Discontinued Operations:

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the net income (or loss) and gain or loss on sale of real estate for properties sold or held for sale are to be reflected in the condensed consolidated financial statements as "Discontinued Operations" for all periods presented.

The results of operations of the Nicholson Warehouse L.P. property in Maple Heights, Ohio, which is held for sale as of March 31, 2004, and the operations of properties in Broken Arrow, Oklahoma and Austin, Texas which were sold in 2003, are included as "Discontinued Operations" and are summarized as follows:

                                                                   Three Months Ended March 31,
                                                                  -------------------------------
                                                                    2004                 2003
                                                                  ---------            ----------
Revenues (primarily rental revenues and miscellaneous income)     $ 213,635            $  277,134
Expenses (primarily interest on mortgages, depreciation and
   property expenses)                                              (316,882)             (121,484)
                                                                  ---------            ----------
    Income (loss) from discontinued operations                    $(103,247)           $  155,650
                                                                  =========            ==========

As a result of classifying the properties as held for sale, no depreciation has been incurred from the date of reclassification. The effect of suspending depreciation expense was to reduce the expense by $94,128 for the three-month period ended March 31, 2003. There was no effect on depreciation expense for the three-month period ended March 31, 2004.


Note 7.  Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month periods ended March 31, 2004 and 2003 were calculated as follows:

                                                           Three Months Ended March 31,
                                                          -------------------------------
                                                              2004               2003
                                                          ------------       ------------
Income from continuing operations                         $  4,801,189       $  5,621,131
(Loss) income from discontinued operations                    (103,247)           155,650
                                                          ------------       ------------
Net income                                                $  4,697,942         $5,776,781
                                                          ============       ============
Weighted average shares - basic                             28,228,526         27,895,272
Effect of dilutive securities: Stock warrants                  501,084            563,681
                                                          ------------       ------------
Weighted average shares - diluted                           28,729,610         28,458,953
                                                          ============       ============
Basic earnings per share from continuing operations       $        .17       $        .20
Basic earnings from discontinued operations                         --                .01
                                                          ------------       ------------
Basic earnings per share                                  $        .17       $        .21
                                                          ============       ============

Diluted earnings per share from continuing operations     $        .17       $        .19
Diluted earnings from discontinued operations                       --                .01
                                                          ------------       ------------
Diluted earnings per share                                $        .17       $        .20
                                                          ============       ============

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Note 8.  Accounting Pronouncements:

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The adoption of the accounting provisions of FIN 45 on January 1, 2003 did not have a material effect on the Company's financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions for valuing stock-based compensation of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The Company does not have any employees nor any stock-based compensation plans. Accordingly, the adoption of SFAS No. 148 did not impact the Company.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In December 2003, the FASB issued a revised FIN 46 which modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46 requires additional disclosures. The adoption of FIN 46 did not have a material impact on the financial statements as none of its investments in unconsolidated joint ventures are VIEs.

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests entered into before November 5, 2003. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has interests in four limited partnerships that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable noncontrolling interests prior to the issuance of the deferral. Accordingly, in accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value and fair value of these minority interests are approximately $9,458,000 and $37,013,000, respectively, at March 31, 2004. Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The following discussion and analysis of financial condition and results of operations of Carey Institutional Properties Incorporated ("CIP(R)") should be read in conjunction with the condensed consolidated financial statements and notes thereto as of March 31, 2004 included in this quarterly report and CIP(R)'s Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion includes forward-looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CIP(R). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "estimate", "intend", "could", "should", "would", "may", or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CIP(R) to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are described in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, such information should not be regarded as representations by CIP(R) that the results or conditions described in such statements or objectives and plans of CIP(R) will be achieved. Additionally, a description of CIP(R)'s critical accounting estimates is included in the management's discussion and analysis in the Annual Report on Form 10-K. There has been no significant change in such critical accounting estimates.

Management evaluates the results of CIP(R) with a primary focus on the ability to generate cash flow necessary to meet its investment objectives of overall property appreciation and increasing its distribution rate to its shareholders. As a result, Management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but has no impact on cash flow and to other noncash charges such as depreciation and impairment charges. Based on annual independent valuations, Management believes that there has been a substantial increase in the value of the portfolio and that this increase is not reflected in its financial statements. In evaluating cash flow from operations, Management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income is the result of noncash charges such as depreciation. For the three months ended March 31, 2004, cash flow generated from operations was sufficient to fund dividends paid and scheduled mortgage principal installments.


RESULTS OF OPERATIONS:

Net income for the three months ended March 31, 2004 decreased by $1,079,000 as compared with net income for the three months ended March 31, 2003. The results for the three-month period ended March 31, 2003 included a noncash impairment charge of $674,000. The decrease in income from continuing operations before gains and losses was due to increases in general and administrative and property expenses.

Lease revenues (rental income and interest income from direct financing leases) increased by $131,000 for the comparable three-month periods. Rent increases at 13 properties since March 31, 2003 contributed $221,000 to lease revenues, and the completion of improvements at CIP(R)'s Holiday Inn property in Toulouse, France provided an additional $150,000. These increases were partially offset by $209,000 of decreases in interest income from direct financing leases attributable to noncash adjustments which produce a constant periodic rate of return on CIP(R)'s net investment. Interest income was adjusted to reflect changes in the rate of return which resulted from changes in the estimated residual value of the underlying properties.

CIP(R) anticipates that lease revenues will remain stable. In December 2003, CIP(R) entered into a net lease with Cognitive Solutions, Inc. for a portion of a property in Bolder, Colorado which will contribute $206,000 of annual lease revenues. The lease commenced in February 2004 and has an initial term of ten years and six months, followed by two three-year renewal options. CIP(R)'s lease with Sears Logistics, Inc., which was scheduled to expire in September 2004, has been renewed through September 2005. Sears has been seeking a larger facility and any additional renewals are expected to be on a short-term basis. Sears' current annual rent is $933,000 and annual carrying costs on the property if vacant are estimated to be $276,000. Lucent Technologies, Inc.'s lease for a property in Charlotte, North Carolina will expire in March 2005. CIP(R) expects Lucent to extend its lease and has entered into discussions with Lucent for a two-year extension with a five-year renewal option. Annual rent from the Lucent lease is $2,035,000. Eight leases have rent increases scheduled in 2004. Most of the increases are CPI-based, with increases scheduled at intervals which range between one and five years. CIP(R) continues to monitor the financial condition of Kmart Corporation, a lessee of two

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


rental properties in California and Michigan. The Kmart leases have combined annual base rents of $390,000 and contributed percentage of sales rent in 2003 of $381,000.

CIP(R) benefited from a decrease in interest expense of $167,000 for the comparable three-month periods, primarily as the result of paying off two mortgage loans in both 2003 and 2004. As a result of paying off the loans in 2004, annual debt service will decrease by $1,919,000. General and administrative and property expenses increased by $1,121,000 and $452,000, respectively. Approximately $930,000 of the increase in general and administrative expense results from costs incurred and accrued in connection with evaluating liquidity alternatives for CIP(R). One of CIP(R)'s objectives is to provide liquidity for its shareholders beginning eight to twelve years after the net proceeds of its public offerings were substantially invested. CIP(R) is within that period and the Board of Directors is actively evaluating liquidity options. CIP(R) expects to present a liquidity plan to shareholders in either the second or third quarter. The increase in property expense is attributable to increased charges for uncollected rents and an increase in appraisal costs incurred in connection with the annual valuation of CIP(R)'s assets.

Garden Ridge Corporation has filed a petition of bankruptcy and is in the process of submitting its plan of reorganization to the bankruptcy court. Garden Ridge continues to make rental payments; however, it is uncertain whether Garden Ridge will affirm its two leases. The Garden Ridge leases provide $1,654,000 of annual rents. The Garden Ridge properties are encumbered by mortgage debt that is included in the Carey Commercial Mortgage Trust mortgage pool, and in the event the leases are terminated cash flow from CIP(R)'s subordinated interest in the mortgage pool might be adversely affected. CIP(R) owns a property in the United Kingdom which is currently leased on a month-to-month basis but the lessee has not agreed to enter into a long-term lease. The prior lessee, Gloystarne & Co. Ltd, entered into receivership and its business operations were sold.


FINANCIAL CONDITION:

CIP(R)'s cash balances have decreased by $8,095,000 since December 31, 2003, primarily as a result of paying off two mortgage loans. CIP(R)'s cash flow from its operations (including distributions from operations of equity investments in excess of equity income) and its cash balances of $19,320,000 as of March 31, 2004 are sufficient to meet its investment objectives. For the three months ended March 31, 2004, cash flow from operations and equity investments of $8,149,000 were not fully sufficient to fund dividends to shareholders of $6,035,000, fund distributions to minority partners of $578,000 and pay mortgage principal installments of $1,836,000; however, cash flows from operations are expected to increase as a result of paying off the two mortgages.

CIP(R)'s investing activities included using $335,000 to fund improvements, including $318,000 of costs to complete an additional expansion of the Toulouse, France Holiday Inn property and $17,000 to fund leasehold improvements at the Golden, Colorado property in connection with the Cognitive Solutions lease. CIP(R) has a commitment to fund approximately $408,000 of additional leasehold improvements at the Golden, Colorado property and may commit to funding additional improvements at the property in the course of negotiating leases.

In addition to the payment of dividends and scheduled principal mortgage payments, CIP(R)'s financing activities for the three months ended March 31, 2004 included using $7,963,000 to pay off mortgage loans on the Lucent and Sears properties. Annual debt service on the two loans was approximately $1,900,000. The loans had been scheduled to mature in March 2004 and November 2005, respectively. CIP(R) also raised $543,000 through its dividend reinvestment plan, and used $289,000 to redeem shares.

CIP(R)'s financing strategy has been to purchase substantially all of its properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of CIP(R)'s other assets. The use of limited recourse mortgage debt, therefore, allows CIP(R) to limit its exposure of all of its assets, and this strategy has allowed CIP(R) to diversify its portfolio of properties and, thereby, limit its risk. In the event that a balloon payment comes due, CIP(R) may seek to refinance the loan, restructure the debt with existing lenders, evaluate its ability to pay the balloon payment from its cash reserves or sell the property and use the proceeds to satisfy the mortgage debt. CIP(R) may seek to finance its unencumbered properties and use the proceeds to make additional investments in real estate. To the extent that CIP(R) obtains such financing, it may increase CIP(R)'s overall leverage. CIP(R) has obtained a one-year extension on a balloon payment scheduled for January 2004 of approximately $2,897,000 on a property held for sale so that the loan may be paid off with sales proceeds.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


CIP(R) expects to meet its capital requirements to fund future property acquisitions, capital expenditures on existing properties and scheduled debt maturities through long-term limited recourse mortgages and possibly unsecured indebtedness. CIP(R) is not currently seeking additional sources of refinancing such as an unsecured line of credit; however, its financing strategies could change in the future. Unsecured financing, if obtained, would likely require CIP(R) to meet financial covenants such as maintaining specific operating ratios and leverage ratios.

If any proposed liquidity transaction becomes probable and which would result in the anticipated sale of properties, those properties will be reclassified as held for sale. Under accounting principles generally accepted in the United States of America, assets held for sale are assessed for potential impairment charges differently than assets held for use. Therefore, any reclassification may result in the recognition of significant impairment charges in 2004. The proposed price per share in any liquidation would be based on an independent valuation of CIP(R)'s portfolio. Management expects overall appreciation in value per share as compared with the issuance price of shares from its public offerings. However, there may be writedowns of individual assets for financial reporting purposes prior to any liquidity transaction.


OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND AGGREGATE CONTRACTUAL AGREEMENTS:

A summary of CIP(R)'s contractual obligations and commitments is as follows:

(in thousands)                        Total      2004       2005       2006       2007       2008     Thereafter
-------------                       --------   --------   --------   --------   --------   --------   ----------
Obligations:
  Limited recourse mortgage notes
     payable (1) ................   $234,259   $  6,367   $  5,180   $  5,554   $ 15,528   $  6,460    $195,170
  Subordinated disposition fees .      1,164         --         --         --         --         --       1,164
Commitments:
  Leasehold improvements ........        408        408         --         --         --         --          --
  Share of minimum rents payable
     under office cost-sharing
     agreement ..................        435        121        179        135         --         --          --
                                    --------   --------   --------   --------   --------   --------    --------
                                    $236,266   $  6,896   $  5,359   $  5,689   $ 15,528   $  6,460    $196,334
                                    ========   ========   ========   ========   ========   ========    ========

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

CIP(R) owns marketable securities through its ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuations based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of March 31, 2004 the interests in CCMT had a fair value of approximately $12,180,295.

Approximately $221,448,000 of CIP(R)'s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The annual interest rates on the fixed rate debt as of March 31, 2004 ranged from 6.08% to 10.00%. The annual interest rates on the variable rate debt as of March 31, 2004 were 3.41% and 5.63%.

(in thousands)         2004        2005        2006        2007        2008      Thereafter     Total     Fair Value
--------------       --------    --------    --------    --------    --------    ----------    --------   ----------
Fixed rate debt...   $  3,357    $  4,971    $  5,316    $ 15,230    $  6,162     $186,412     $221,448    $224,824
Weighted average
    interest rate        7.63%       7.71%       7.63%       8.39%       7.65%       7.42%
Variable rate debt   $  3,010    $    209    $    238    $    298    $    298     $  8,758     $ 12,811      12,811

Annual interest expense on CIP(R)'s variable rate debt would increase or decrease CIP(R)'s by approximately $128 for each 1% change in interest rates.

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


Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of March 31, 2004.

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

                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART II

Item 2. - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          (c) For the quarter ended March 31, 2004, 65,475 shares were issued to the Advisor as consideration for performance fees and 40,049 shares were issued pursuant to the Company's Stock Purchase and Dividend Reinvestment Plan. Shares were issued at $13.55 per share.

          (e)  Issuer Purchases of Equity Securities

                                                                                          Total Number of Shares
                                                                                           Purchased as Part of
                                                   Total Number of     Average Price        Publicly Announced
                     Period                        Shares Purchased    Paid Per Share      Plans or Programs (1)
                     ------                       ----------------     --------------     ----------------------
          January 1, 2004 - January 31, 2004                --                 --                  N/A
          February 1, 2004 - February 29, 2004              --                 --                  N/A
          March 1, 2004 - March 31, 2004                21,391             $13.50                  N/A
                                                        ------
              Total                                     21,391
                                                        ======

          (1) All shares were purchased pursuant to the Company's Redemption Plan. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Dividend Reinvestment Plan and other factors at the discretion of the Company's Board of Directors.


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended March 31, 2004, no matters were submitted to a vote of Security Holders.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          31.1 Certification of Co-Chief Executive Officers

          31.2 Certification of Chief Financial Officer

          32.1 Certification of Co-Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

     During the quarter ended March 31, 2004, the Company furnished a report on Form 8-K on March 25, 2004, which included an Item 9 disclosure with respect to the Company's dividend.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED



                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CAREY INSTITUTIONAL PROPERTIES INCORPORATED


5/6/2004                             By: /s/ John J. Park
--------                                 ---------------------------------------
  Date                                   John J. Park
                                         Managing Director and
                                         Chief Financial Officer
                                         (Principal Financial Officer)


5/6/2004                             By: /s/ Claude Fernandez
--------                                 ---------------------------------------
  Date                                   Claude Fernandez
                                         Managing Director and
                                         Chief Accounting Officer
                                         (Principal Accounting Officer)