Form 10-Q
period 2004-06-30
CAREY INSTITUTIONAL PROPERTIES INC /MD/
filed 2004-08-06
CIK 873394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

CIP(R) has no active market for common stock at August 6, 2004.

CIP(R) has 28,897,983 shares of common stock, $.001 par value outstanding at August 6, 2004.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                      INDEX

                                                                                                   Page No.
                                                                                                   --------
PART I

Item 1. - Financial Information*

             Condensed Consolidated Balance Sheets, as of June 30, 2004
             and December 31, 2003                                                                       2

             Condensed Consolidated Statements of Income for the three and six
             months ended June 30, 2004 and 2003                                                         3

             Condensed Consolidated Statements of Comprehensive Income
             for the three and six months ended June 30, 2004 and 2003                                   4

             Condensed Consolidated Statements of Cash Flows for the six months
             ended June 30, 2004 and 2003                                                                5

             Notes to Condensed Consolidated Financial Statements                                     6-10

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations      11-15

Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                    16

Item 4. - Controls and Procedures                                                                       16

PART II - Other Information

Item 2. - Changes in Securities, Use of Proceeds and Issuer Purchaser of Equity Securities              17

Item 4. - Submission of Matters to a Vote of Security Holders                                           17

Item 6. - Exhibits and Reports on Form 8-K                                                              17

Signatures                                                                                              18

* The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30, 2004    December 31, 2003
                                                                               -------------    -----------------
                                                                                (Unaudited)            (Note)
                                                                               -------------    -----------------
      ASSETS:

Land and buildings, net of accumulated depreciation of $41,240,409 at
   June 30, 2004 and $37,705,872 at December 31, 2003                          $ 303,310,813      $ 306,750,951
Net investment in direct financing leases                                        120,900,961        121,354,117
Assets held for sale                                                               3,092,633          3,092,633
Equity investments                                                                64,326,131         62,381,384
Cash and cash equivalents                                                         17,619,441         27,414,928
Marketable securities                                                             11,708,823         11,954,011
Other assets                                                                      11,518,041         11,998,129
                                                                               -------------      -------------
         Total assets                                                          $ 532,476,843      $ 544,946,153
                                                                               =============      =============

      LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                        $ 229,855,389      $ 241,130,905
Limited recourse mortgage note payable on assets held for sale                             -          2,975,189
Accrued interest                                                                   2,296,338          2,325,763
Accounts payable and accrued expenses                                              2,588,758          2,343,509
Due to affiliates                                                                  2,531,558          2,528,398
Dividends payable                                                                  6,207,073          6,034,786
Prepaid rental income and security deposits                                        2,671,325          2,404,450
Other liabilities, net                                                             3,166,372          3,391,175
                                                                               -------------      -------------
         Total liabilities                                                       249,316,813        263,134,175
                                                                               -------------      -------------

Minority interest                                                                 15,543,282         15,279,835
                                                                               -------------      -------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 40,000,000 shares; 30,038,443 and
   29,237,375 shares issued and outstanding at June 30, 2004 and
   December 31, 2003                                                                  30,038             29,237
Additional paid-in capital                                                       317,028,518        314,143,508
Dividends in excess of accumulated earnings                                      (37,871,578)       (36,920,900)
Accumulated other comprehensive income                                             1,780,122          2,048,243
                                                                               -------------      -------------
                                                                                 280,967,100        279,300,088
Less, common stock in treasury at cost, 1,140,460 and 1,097,399 shares
   at June 30, 2004 and December 31, 2003                                        (13,350,352)       (12,767,945)
                                                                               -------------      -------------
         Total shareholders' equity                                              267,616,748        266,532,143
                                                                               -------------      -------------
         Total liabilities, minority interest and shareholders' equity         $ 532,476,843      $ 544,946,153
                                                                               =============      =============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                     Three Months Ended June 30,   Six Months Ended June 30,
                                                     ---------------------------   -------------------------
                                                        2004            2003          2004           2003
                                                     -----------     -----------   -----------   -----------
Revenues:

  Rental income                                      $10,105,706     $ 9,507,451   $20,015,966   $19,002,111
  Interest income from direct financing leases         3,744,221       3,925,516     7,331,902     7,797,358
  Other operating income                                 101,093         138,269       170,239       206,074
                                                     -----------     -----------   -----------   -----------
                                                      13,951,020      13,571,236    27,518,107    27,005,543
                                                     -----------     -----------   -----------   -----------

Operating expenses:

  Depreciation                                         1,773,487       1,733,989     3,546,831     3,444,273
  General and administrative (Note 1)                    870,290         944,466     2,982,853     1,936,274
  Property expenses                                    3,060,442       2,584,332     5,756,001     4,827,832
  Impairment charges on real estate                            -               -             -       674,370
                                                     -----------      ----------   -----------    -----------
                                                       5,704,219       5,262,787    12,285,685    10,882,749
                                                     -----------      ----------   -----------   -----------

     Income from continuing operations before other
       interest income, minority
       interest, equity investments,
       interest expense and gains and losses           8,246,801       8,308,449    15,232,422    16,122,794

Other interest income                                    369,926         419,271       781,835       866,083
Minority interest in income                             (870,880)       (711,126)   (1,704,959)   (1,466,841)
Income from equity investments                         2,614,470       2,485,964     5,591,621     5,491,028
Interest expense                                      (4,272,729)     (4,827,978)   (8,994,039)   (9,716,436)
                                                     -----------      ----------   -----------    ----------

     Income from continuing operations before gains
       and losses                                      6,087,588       5,674,580    10,906,880    11,296,628

(Loss) gain on derivative instruments                          -            (444)        4,673        (1,362)
Gain on foreign currency transactions, net                38,714               -        15,938             -
                                                     -----------     -----------   -----------   -----------

     Income from continuing operations                 6,126,302       5,674,136    10,927,491    11,295,266
                                                     -----------     -----------   -----------   -----------

Income from operations of discontinued properties        490,153         356,970       386,906       512,621
                                                     -----------     -----------   -----------   -----------

     Net income                                      $ 6,616,455     $ 6,031,106   $11,314,397   $11,807,887
                                                     ===========     ===========   ===========   ===========

Basic earnings per share:
     Earnings from continuing operations             $       .21     $       .21   $       .39   $       .40
     Earnings from discontinued operations                   .02             .01           .01           .02
                                                     -----------     -----------   -----------   -----------
         Net income                                  $       .23     $       .22   $       .40   $       .42
                                                     ===========     ===========   ===========   ===========

Diluted earnings per share:
     Earnings from continuing operations             $       .21     $       .20   $       .39   $       .39
     Earnings from discontinued operations                   .02             .01           .01           .02
                                                     -----------     -----------   -----------   -----------
         Net income                                  $       .23     $       .21   $       .40     $     .41
                                                     ===========     ===========   ===========   ===========

Weighted average shares outstanding-basic             28,578,977      27,987,525    28,406,982    27,941,653
                                                     ===========     ===========   ===========   ===========

Weighted average shares outstanding-diluted           28,810,247      28,551,206    28,522,617    28,505,334
                                                     ===========     ===========   ===========   ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                               Three Months Ended June 30,      Six Months Ended June 30,
                                              ----------------------------    ----------------------------
                                                  2004            2003            2004            2003
                                              ------------    ------------    ------------    ------------
Net income                                    $  6,616,455    $  6,031,106    $ 11,314,397    $ 11,807,887
                                              ------------    ------------    ------------    ------------
Other comprehensive income (loss):

   Change in unrealized (depreciation)
      appreciation on marketable securities       (424,776)        637,440        (151,501)      1,100,836
   Change in foreign currency translation
      adjustment                                   (94,398)        515,494        (116,620)        589,062
                                              ------------    ------------    ------------    ------------
                                                  (519,174)      1,152,934        (268,121)      1,689,898
                                              ------------    ------------    ------------    ------------

   Comprehensive income                       $  6,097,281    $  7,184,040    $ 11,046,276    $ 13,497,785
                                              ============    ============    ============    ============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                         Six Months Ended June 30,
                                                                                        ----------------------------
                                                                                            2004            2003
                                                                                        ------------    ------------
Cash flows from operating activities:
   Net income                                                                           $ 11,314,397    $ 11,807,887
   Adjustments to reconcile net income to net cash provided by continuing operations:
     Income from discontinued operations                                                    (386,906)       (512,621)
     Depreciation and amortization                                                         3,918,029       3,650,414
     Income from equity investments in excess of distributions received                   (2,159,526)     (2,102,590)
     Minority interest in income                                                           1,704,959       1,466,841
     Straight-line rent adjustments                                                          388,408         (40,792)
     Unrealized (gain) loss on derivatives, net                                               (4,673)          1,362
     Unrealized loss on foreign currency transactions, net                                   155,846               -
     Gain on foreign currency transactions, net                                             (171,784)              -
     Impairment charges on real estate                                                             -         675,466
     Issuance of shares in satisfaction of performance fees                                1,784,130       1,792,939
     Net change in operating assets and liabilities                                          376,308      (1,249,078)
                                                                                        ------------    ------------
     Net cash provided by continuing operations                                           16,919,188      15,489,828
     Net cash provided by discontinued operations                                            386,906         264,079
                                                                                        ------------    ------------
        Net cash provided by operating activities                                         17,306,094      15,753,907
                                                                                        ------------    ------------

Cash flows from investing activities:
     Distributions from operations of equity investments in excess of equity income          211,484         267,477
     Proceeds from sale of assets held for sale                                                    -       2,361,741
     Acquisition of real estate and additional capitalized costs                            (471,094)     (1,575,324)
                                                                                        ------------    ------------
        Net cash (used in) provided by investing activities                                 (259,610)      1,053,894
                                                                                        ------------    ------------

Cash flows from financing activities:
     Prepayment of mortgage payable                                                      (10,916,826)     (1,264,892)
     Payments of mortgage principal                                                       (2,983,885)     (2,929,585)
     Proceeds from mortgages                                                                       -         582,522
     Proceeds from issuance of shares, net of costs                                        1,101,678         897,015
     Distributions to minority partners                                                   (1,452,308)     (1,382,577)
     Contributions from minority partners                                                     59,111               -
     Dividends paid                                                                      (12,092,788)    (11,898,663)
     Purchase of treasury stock                                                             (582,407)       (658,255)
                                                                                        ------------    ------------
        Net cash used in financing activities                                            (26,867,425)    (16,654,435)
                                                                                        ------------    ------------

        Effect of exchange rate changes on cash                                               25,454          30,809
                                                                                        ------------    ------------

        Net (decrease) increase in cash and cash equivalents                              (9,795,487)        184,175

Cash and cash equivalents, beginning of period                                            27,414,928      25,782,304
                                                                                        ------------    ------------

Cash and cash equivalents, end of period                                                $ 17,619,441    $ 25,966,479
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

Approximately $1,085,000 of general and administrative expenses for the six-month period ended June 30, 2004 results from costs incurred and accrued in connection with evaluating liquidity alternatives. In accordance with accounting principles generally accepted in the United States of America, costs related to liquidity alternatives are expensed rather than capitalized.

Certain prior year amounts have been reclassified to conform to current year financial statement presentation.

Note 2. Transactions with Related Parties:

In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and W. P. Carey & Co. LLC (the "Advisor" and "W.
P. Carey"), provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of Average Invested Assets as defined in the Advisory Agreement. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $896,937 and $892,070 for the three months ended June 30, 2004 and 2003, respectively, and $1,793,875 and $1,785,766 for the six months ended June 30, 2004 and 2003, respectively, with performance fees in like amounts, both of which are included in property expense in the accompanying condensed consolidated financial statements. The Company incurred personnel cost reimbursements of $351,421 and $407,567 for the three months ended June 30, 2004 and 2003 and $706,775 and $819,633 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated financial statements.

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Summarized financial information of the Company's equity investees is as follows:

(in thousands)                                                 June 30, 2004   December 31, 2003
                                                               -------------   -----------------
Assets (primarily real estate)                                    $338,934         $340,805
Liabilities (primarily mortgage notes payable)                     199,966          204,550
                                                                  --------         --------
Shareholders' and members' equity                                 $138,968         $136,255
                                                                  ========         ========

Company's share of equity investees' net assets                   $ 64,326         $ 62,381
                                                                  ========         ========

                                                               Six Months Ended June 30,
                                                               -------------------------
(in thousands)                                                   2004           2003
                                                               --------       ---------
Revenues (primarily rental income and interest income from
    direct financing leases)                                   $ 21,069       $  21,305
Expenses (primarily interest on mortgage and depreciation)       (9,890)        (10,347)
                                                               --------       ---------
Net income                                                     $ 11,179       $  10,958
                                                               ========       =========

Company's share of net income from equity investments          $  5,592       $   5,491
                                                               ========       =========

Note 4.  Interest in Mortgage Loan Securitization:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust mortgage securitization as an available-for-sale security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders' equity. As of June 30, 2004, the fair value of the Company's interest was $11,708,823, reflecting an aggregate unrealized gain of $1,429,572 and cumulative net amortization of $337,394 ($93,687 for the six months ended June 30, 2004). The fair value of the Company's interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

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

                               Fair Value as of June 30, 2004    1% Adverse Change   2% Adverse Change
                               ------------------------------    -----------------   -----------------
Fair value of the interests              $11,708,823                $11,157,387         $10,641,230

The above sensitivity is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

Note 5. Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the six-month periods ended June 30, 2004 and 2003 are as follows:

                                                                 2004            2003
                                                             ------------    ------------
Per Statements of Income:
    Rental income from operating leases                      $ 20,015,966    $ 19,002,111
    Interest from direct financing leases                       7,331,902       7,797,358

Adjustments:
    Share of lease revenue applicable to minority interest     (2,973,916)     (2,736,073)
    Share of lease revenue from equity investments              9,106,097       9,192,039
                                                             ------------    ------------
                                                             $ 33,480,049    $ 33,255,435
                                                             ============    ============

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

For the six-month periods ended June 30, 2004 and 2003, the Company earned its net lease revenues from its investments as follows:

                                         2004         %         2003         %
                                      -----------    ----   -----------    ----
Marriott International, Inc. (a)      $ 4,571,271     14%   $ 4,657,376     14%
Omnicom Group, Inc.                     2,347,786      7      2,183,018      7
Information Resources, Inc. (b)         1,741,737      5      1,709,111      5
Advanced Micro Devices, Inc. (a)        1,629,469      5      1,629,306      5
Electronic Data Systems Corporation     1,503,465      4      1,503,465      5
Best Buy Co., Inc. (b)                  1,468,035      4      1,481,614      4
Titan Corporation (b)                   1,165,720      3      1,113,337      3
ShopRite Supermarkets, Inc. (b)         1,057,824      3      1,050,558      3
Lucent Technologies, Inc.               1,011,804      3      1,017,652      3
EnviroWorks, Inc.                         885,224      3        870,955      3
UTI Holdings, Inc.                        863,764      3        883,023      3
New WAI, L.P./Warehouse Associates        860,031      3        860,031      3
Garden Ridge, Inc. (c)                    826,871      2        803,603      2
Childtime Childcare, Inc. (b)             747,525      2        738,737      2
Q Clubs, Inc.                             741,540      2        741,673      2
Del Monte Corporation (a)                 738,857      2        738,857      2
Barnes & Noble, Inc.                      736,659      2        732,508      2
Sicor, Inc. (a)                           736,368      2        736,368      2
Merit Medical Systems, Inc.               732,701      2        732,701      2
The Upper Deck Company (a)                726,110      2        726,110      2
Compucom Systems, Inc. (a)                704,022      2        704,022      2
Michigan Mutual Insurance Company         680,238      2        681,254      2
Plexus Corp.                              678,953      2        634,346      2
Bell Sports Corp.                         607,413      2        596,111      2
Other (b)                               5,716,662     19      5,729,699     18
                                      -----------    ---    -----------    ---
                                      $33,480,049    100%   $33,255,435    100%
                                      ===========    ===    ===========    ===

      (a) Represents the Company's proportionate share of lease revenues from its equity investments.

      (b) Net of amounts applicable to minority interests.

      (c) Tenant has filed a petition of bankruptcy and is in the process of submitting a plan of reorganization.

Note 6.  Assets Held for Sale and Discontinued Operations:

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the net income (or loss) and gain or loss on sale of real estate for properties sold or held for sale are to be reflected in the condensed consolidated financial statements as "Discontinued Operations" for all periods presented.

The results of operations of the Nicholson Warehouse L.P. property in Maple Heights, Ohio, which is held for sale as of June 30, 2004, and the operations of properties in Broken Arrow, Oklahoma and Austin, Texas which were sold in 2003, are included as "Discontinued Operations" and are summarized as follows:

                                                                Six Months Ended June 30,
                                                                --------------------------
                                                                    2004           2003
                                                                -----------    -----------
Revenues (primarily rental revenues and miscellaneous income)   $   510,243    $   511,935
Expenses (primarily interest on mortgages, depreciation and
   property expenses)                                              (123,337)      (256,913)
Gain on sale of real estate                                               -        257,599
                                                                -----------    -----------
    Income from discontinued operations                         $   386,906    $   512,621
                                                                ===========    ===========

As a result of classifying the properties as held for sale, no depreciation has been incurred from the date of reclassification. The suspension had no effect on depreciation expense for the three month and six-month periods

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED ended June 30, 2004 and reduced the expense by $66,870 and $133,738 for the three-month and six-month periods ended June 30, 2003, respectively.

Note 7. Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three and six-month periods ended June 30, 2004 and 2003 were calculated as follows:

                                                          Three Months Ended June 30,
                                                        -------------------------------
                                                             2004             2003
                                                        --------------   --------------
Income from continuing operations                       $    6,126,302   $    5,674,136
Income from discontinued operations                            490,153          356,970
                                                        --------------   --------------
Net income                                              $    6,616,455   $    6,031,106
                                                        ==============   ==============

Weighted average shares - basic                             28,578,977       27,987,525
Effect of dilutive securities: Stock warrants                  231,270          563,681
                                                        --------------   --------------
Weighted average shares - diluted                           28,810,247       28,551,206
                                                        ==============   ==============

Basic earnings per share from continuing operations     $          .21   $          .21
Basic earnings from discontinued operations                        .02              .01
                                                        --------------   --------------
Basic earnings per share                                $          .23   $          .22
                                                        ==============   ==============

Diluted earnings per share from continuing operations   $          .21   $          .20
Diluted earnings from discontinued operations                      .02              .01
                                                        --------------   --------------
Diluted earnings per share                              $          .23   $          .21
                                                        ==============   ==============

                                                           Six Months Ended June 30,
                                                        -------------------------------
                                                             2004             2003
                                                        --------------   --------------
Income from continuing operations                       $   10,927,491   $   11,295,266
Income from discontinued operations                            386,906          512,621
                                                        --------------   --------------
Net income                                              $   11,314,397   $   11,807,887
                                                        ==============   ==============

Weighted average shares - basic                             28,406,982       27,941,653
Effect of dilutive securities: Stock warrants                  115,635          563,681
                                                        --------------   --------------
Weighted average shares - diluted                           28,522,617       28,505,334
                                                        ==============   ==============

Basic earnings per share from continuing operations     $          .39   $          .40
Basic earnings from discontinued operations                        .01              .02
                                                        --------------   --------------
Basic earnings per share                                $          .40   $          .42
                                                        ==============   ==============

Diluted earnings per share from continuing operations   $          .39   $          .39
Diluted earnings from discontinued operations                      .01              .02
                                                        --------------   --------------
Diluted earnings per share                              $          .40   $          .41
                                                        ==============   ==============

In May 2004, warrants for 3,956,447 shares of the Company's common stock were converted to 588,093 shares of common stock pursuant to a net exercise. The warrants had exercise prices ranging from $10.00 to $12.80 per share. The warrants had been granted to W. P. Carey & Co., Inc., an affiliate of the Advisor, between 1997 and 2000 in connection with services related to raising capital from institutional investors .

Note 8. Proposed Business Combination:

On July 2, 2004, the boards of directors of the Company and Corporate Property Associates 15 Incorporated ("CPA(R):15"), an affiliate, announced that they each approved a definitive agreement under which CPA(R):15 will acquire the Company's business in a stock-for-stock merger, subject to the approval of the shareholders of the Company and CPA(R):15. As described in the joint proxy statement dated July 2, 2004, Company shareholders have the option of receiving shares in CPA(R):15 or selling their interests for cash.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

Prior to the proposed merger, the Company will also sell 16 properties to W. P. Carey for cash. The sale of properties to W. P. Carey is contingent on the approval of the merger.

In addition to the Company distributing $3.00 in cash per share to all of its shareholders of record on June 28, 2004, each shareholder will receive $10.90 per share if he or she elects to receive cash or will receive 1.09 shares of CPA(R):15 if he or she elects to receive shares. The sales price of properties and value per share is based on an independent valuation of the Company as of December 31, 2003. The Company engaged an independent investment banking firm to provide a fairness opinion and CPA(R):15 also engaged a separate investment banking firm to provide it with a fairness opinion.

Note 9. Accounting Pronouncements:

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

This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests entered into before November 5, 2003. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has interests in four limited partnerships that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable noncontrolling interests prior to the issuance of the deferral. Accordingly, in accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value and fair value of these minority interests are approximately $9,280,000 and $37,718,000 respectively, at June 30, 2004. Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of financial condition and results of operations of Carey Institutional Properties Incorporated ("CIP(R)") should be read in conjunction with the condensed consolidated financial statements and notes thereto as of June 30, 2004 included in this quarterly report and CIP(R)'s Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion includes forward-looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CIP(R). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "estimate", "intend", "could", "should", "would", "may", or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CIP(R) to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are described in
Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, such information should not be regarded as representations by CIP(R) that the results or conditions described in such statements or objectives and plans of CIP(R) will be achieved. Additionally, a description of CIP(R)'s critical accounting estimates is included in the management's discussion and analysis in the Annual Report on Form 10-K. There has been no significant change in such critical accounting estimates.

EXECUTIVE OVERVIEW

How CIP(R) Earns Revenue

The primary sources of CIP(R)'s revenues are earned from leasing real estate. CIP(R) acquires and owns commercial properties that are then leased to companies, primarily on a net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions and sales of property.

How Management Evaluates Results of Operations

Until the proposed merger described elsewhere in this report is approved by the shareholders, management will continue to evaluate the results of CIP(R) with a primary focus on the ability to generate cash flow necessary to meet its investment objectives of increasing the distribution rate to shareholders and overall property appreciation. As a result, Management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but has no impact on cash flow and to other noncash charges such as depreciation and impairment charges. Based on annual independent valuations, Management believes that there has been a substantial increase in the value of the portfolio and that this increase is not reflected in its financial statements. In evaluating cash flow from operations, Management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income is the result of noncash charges such as depreciation. For the six months ended June 30, 2004, cash flow generated from operations was sufficient to fund dividends paid and scheduled mortgage principal installments.

Current Developments and Trends

As general economic conditions continue to improve, inflation and interest rates are expected to continue to rise as well. In addition, competition for both real estate properties and for investors' money continues to increase. These trends generally present challenges to the real estate leasing market. Management feels that its objective of maintaining a diverse portfolio of properties with long-term leases and long-term, fixed rate debt obligations provides investors protection from these trends. In addition, the majority of lease transactions include consumer price index escalation clauses that help our investors against potential future inflation.

Current developments include:

On July 2, 2004, the board of directors of CIP(R) announced that it approved a plan to provide liquidity to its shareholders. Under the plan, approved by the boards of CIP(R) and Corporate Property Associates 15 Incorporated ("CPA(R):15"), an affiliated REIT managed by W. P. Carey & Co. LLC ("WPC"), CIP(R) will transfer its business to CPA(R):15 in a merger. Prior to the merger, CIP(R) will sell 16 of its properties to WPC for cash. When the merger is completed, each CIP(R) shareholder of record as of June 28, 2004 will receive, for each share that he or she owns, a special distribution of $3.00 and the choice of either cash in the amount of $10.90 (which would be taxable) or 1.09 shares of newly issued CPA(R):15 common stock (which would be a tax-free exchange). Only shareholders of record as of June 4, 2004 may elect cash.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The merger proposal is subject to approval by shareholders of CIP(R) and CPA(R):15 at the August 24, 2004 special meeting of the shareholders. Upon approval, management will transfer CIP(R)'s operations to CPA(R):15.

In May 2004, CIP(R) entered into a contract to sell property located in Maple Heights, Ohio to a third party for $3,850,000 less selling costs. This transaction is expected to be completed during the third quarter. Accordingly, this property is classified as an asset held for sale within "Discontinued Operations" for all periods presented in this Form 10-Q.

In June 2004, the Board of Directors of CIP(R) approved and increased the second quarter dividend to $.2147 per share payable on July 15, 2004 to shareholders of record as of June 30, 2004.

In July 2004, CIP(R) was awarded 3,571 shares of common stock in Kmart Holding Corporation in settlement of our bankruptcy claims against Kmart Corporation in connection with the termination of the lease on the Denton, Texas property in 2003. The shares currently have a fair value of approximately $250,000.

RESULTS OF OPERATIONS:

Lease Revenues - Lease revenues (rental income and interest income from direct financing leases) for the comparable quarters ended June 30, 2004 and 2003 increased by $417,000 primarily due to scheduled rent increases at 14 properties of $280,000, $110,000 for percentage of sales rents from two lessees, $190,000 in rent from the completion of improvements at the Holiday Inn property in Toulouse, France in February 2003 and a new lease effective February 2004 with Cognitive Solutions at an existing property. These increases were partially offset by $80,000 of decreases in interest income from direct financing leases and were attributable to changes in the rate of return on CIP(R)'s net investment. This resulted from changes in estimated residual values associated with such leases and had no effect on the contractual rent received from the lessees. A decrease of $47,000 was due to lease terminations at properties in Golden, Colorado and Denton, Texas and the negative impact of changes in foreign currency exchange rates for the Euro also partially offset the rent increases.

Lease revenues for the comparable six-month periods ended June 30, 2004 and 2003 increased by $548,000 primarily due to the same factors as described above. Scheduled rent increases at 16 properties contributed $491,000, percentage of sales rent contributed $176,000, and additional rent from the Holiday Inn property and a new lease contributed $387,000. These increases were partially offset by reductions in rent of $289,000 related to decreases in interest income from direct financing leases and $202,000 due to lease terminations.

Six properties have scheduled rent increases during the remainder of 2004. The rent increases are generally determined by formulas that are indexed to increases in the Consumer Price Index. The following represents a summary of recent property activity:

In December 2003, CIP(R) entered into a net lease with Cognitive Solutions, Inc. for a portion of its property in Golden, Colorado which will contribute $206,000 of annual lease revenues. The lease commenced in February 2004 and has an initial term of ten years and six months, followed by two three-year renewal options. CIP(R) continues to monitor the financial condition of Kmart Corporation, a lessee of two rental properties in California and Michigan. The Kmart leases have combined annual base rents of $390,000 and contributed percentage of sales rent in 2003 of $381,000.

Garden Ridge, Inc. has filed a petition of bankruptcy and is in the process of submitting its plan of reorganization to the bankruptcy court. Garden Ridge continues to make rental payments; however, it is uncertain whether Garden Ridge will affirm its two leases. The Garden Ridge leases provide $1,654,000 of annual rent. The Garden Ridge properties are encumbered by mortgage debt that is included in the Carey Commercial Mortgage Trust mortgage pool, and in the event the leases are terminated, cash flow from CIP(R)'s subordinated interest in the mortgage pool might be adversely affected.

Depreciation Expense - For the comparable three and six-month periods ended June 30, 2004 and 2003, depreciation increased moderately by $39,000 and $103,000, respectively. The increase for both periods is primarily due to the impact of foreign currency exchange rates and additional capitalized improvements at certain properties.

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General and Administrative Expenses - For the comparable quarters ended June 30, 2004 and 2003, general and administrative expenses decreased $74,000 primarily due to a reduction in several general and administrative expenses including personnel cost reimbursements and investor related service costs.

For the comparable six-month periods ended June 30, 2004 and 2003, general and administrative expenses increased $1,047,000 primarily due to professional service fees of $1,085,000 recognized during the first quarter of 2004 directly related to the proposed merger of CIP(R) and CPA(R):15 which was partially offset by a reduction in several general and administrative costs including personnel cost reimbursements and investor related service costs.

Property Expenses - For the comparable quarters ended June 30, 2004 and 2003, property expenses increased by $476,000 primarily due to an increase in the provision for uncollectible rent of $400,000 related to the Holiday Inn property in Toulouse, France due to cash flow concerns at this property. Carrying costs, primarily real estate taxes, related to the Garden Ridge property also increased by $118,000. These increases were partially offset by lower carrying costs on property in Golden, Colorado resulting from prior years remediation costs.

For the comparable six-month periods ended June 30, 2004 and 2003, property expenses increased $928,000 primarily due to the same factors as described above. The provision for uncollected rents increased $725,000 due primarily to rent in arrears on the Toulouse property and carrying costs at the property described above increased $195,000. CIP(R) expects the Toulouse lessee to reduce its arrearages over the next several months.

Minority Interest in Income - For the comparable three and six-month periods ended June 30, 2004 and 2003, minority interest in income increased by $160,000 and $238,000, respectively, primarily due to the completion of improvements at the Holiday Inn property which contributed additional rent of $122,000 and $167,000 for the three and six-month periods ended June 30, 2004, respectively.

Income From Equity Investments - For the comparable three month and six-month periods ended June 30, 2004 and 2003, income from equity investments increased by $129,000 and $101,000, respectively. The increase is primarily due to reduced interest expense as a result of payment of mortgage principal installments on the loan on the Marriott properties.

Interest Expense - For the comparable quarters ended June 30, 2004 and 2003, interest expense decreased $555,000 as a result of paying off three mortgages and payment of mortgage principal installments, which reduced interest expense by $426,000. Interest was also reduced $90,000 due to a loan refinancing and changes in interest rates. As a result of paying off the mortgage loans, annual debt service will decrease by $2,292,000.

For the comparable six-month periods ended June 30, 2004 and 2003, interest expense decreased $722,000 primarily due to the same factors as described above. Payoff of mortgage loans and payment of mortgage principal installments reduced interest expense by $749,000 while the loan refinancing and changes in interest rates reduced interest expense by $117,000. These increases were partially offset by costs of $118,000 associated with the prepayment of a mortgage loan on the Sears property.

Net Income - For the comparable quarters ended June 30, 2004 and 2003, net income increased by $585,000 to $6,616,000 primarily due to increased revenues, including equity investments and the benefit of lower interest expense as a result of paying off three mortgages during the period.

For the comparable six-month periods ended June 30, 2004 and 2003, net income decreased $493,000 to $11,314,000 primarily due to costs associated with the proposed merger of CIP(R) and CPA(R):15. The costs were substantially offset by increased revenues, including equity investments and the benefit of lower interest expense as a result of paying off three mortgages during the period.

FINANCIAL CONDITION:

Uses of Cash During the Period

There has been no material change in CIP(R)'s financial condition since December 31, 2003. Cash and cash equivalents totaled $17,619,000 as of June 30, 2004, a decrease of $9,795,000 from the December 31, 2003 balance. Management

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

believes CIP(R) has sufficient cash balances to meet its working capital needs. CIP(R)'s use of cash during the period is described below.

Operating Activities - For the six-month period ended June 30, 2004, cash flows from operating activities and equity investments of $17,518,000 were sufficient to fully pay dividends to shareholders of $12,093,000, meet scheduled principal payment installments on mortgage debt of $2,984,000 and distribute $1,452,000 to minority partners. Annual operating cash flow is expected to increase as a result of scheduled rent increases at several properties over the next twelve months, additional rent from new leases and a reduction of debt service due to the payoff of three mortgages.

Investing Activities - CIP(R)'s investing activities are primarily comprised of real estate purchases and capitalized property related costs. During the period, CIP(R) used $356,000 to fund leasehold improvements at the Golden, Colorado property in connection with the Cognitive Solutions lease.

Financing Activities - In addition to making scheduled mortgage principal payments, paying dividends to shareholders and making distributions to minority partners, CIP used existing cash balances to pay off mortgage loans totaling $10,917,000 on the Lucent, Nicholson Warehouse and Sears properties. Annual debt service on the three loans was approximately $2,292,000. The loans had been scheduled to mature in March 2004, May 2004 and November 2005, respectively. CIP(R) also obtained $1,102,000 as a result of issuing shares through its dividend reinvestment plan and used $582,000 to purchase treasury shares.

Cash Resources

As of June 30, 2004, CIP(R) has $17,619,000 in cash and cash equivalents which can be used for working capital needs and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $70,134,000 as of June 30, 2004 and any proceeds may be used to finance future real estate purchases.

Cash Requirements

During the next twelve months, cash requirements will include scheduled mortgage principal payments (CIP(R) has no mortgage balloon payments scheduled until December 2007), paying dividends to shareholders, making distributions to minority partners as well as other normal recurring operating expenses. CIP(R) may also seek to use its cash to purchase new properties to further diversify its portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows paying down three mortgages, scheduled rent increases and new leases, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to be sufficient to meet operating cash flow objectives. Accordingly, CIP(R) expects to have sufficient cash flow to continue increasing the distribution rate to its shareholders. Distributions are determined by Management's long-term projections of cash flow.

CIP(R) would receive approximately $111,000,000 from the sale of the 16 properties to the Advisor which would be available to meet these cash requirements. In the event that the merger with CPA(R):15 is approved, CIP(R) will need approximately $87,000,000 to pay a special dividend of $3.00 per share and to pay approximately $46,000,000 in disposition and incentive fees to the Advisor. Fees payable to the Advisor are in accordance with the Company's Advisory Agreement.

Other Matters

CIP(R) conducts business in Europe and the United Kingdom and may recognize transaction gains and losses from its foreign operations. Foreign currency transaction gains and losses were not material to CIP(R)'s results of operations for the current period. CIP(R) is subject to foreign currency exchange rate risk from the effects of changes in exchange rates. To date, CIP(R) has not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. CIP(R) has obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates.

CIP(R) and three affiliates own subordinated interests in a mortgage pool consisting of mortgage debt collateralized by properties and lease assignments on properties owned by CIP(R) and its affiliates. The Garden Ridge property is included in the mortgage pool and in the event the lease is terminated, cash flow from this investment might be adversely affected

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

as subordinated interests in the mortgage pool are only paid after all other classes of ownership receive their stated interests and related principal payments.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND AGGREGATE CONTRACTUAL AGREEMENTS:

A summary of CIP(R)'s contractual obligations and commitments is as follows:

(in thousands)                       Total       2004       2005       2006       2007       2008     Thereafter
                                    --------   --------   --------   --------   --------   --------   ----------
Obligations:
  Limited recourse mortgage notes
     payable (1)                    $229,855   $  2,390   $  5,253   $  5,630   $ 15,607   $  6,544   $  194,431
  Subordinated disposition fees        1,164          -          -          -          -          -        1,164
Commitments:
  Leasehold improvements                  69         69          -          -          -          -            -
  Share of minimum rents payable
     under office cost-sharing
     agreement                           378         64        179        135          -          -            -
                                    --------   --------   --------   --------   --------   --------   ----------
                                    $231,466   $  2,523   $  5,432   $  5,765   $ 15,607   $  6,544   $  195,595
                                    ========   ========   ========   ========   ========   ========   ==========

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

CIP(R) owns marketable securities through its ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuations based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of June 30, 2004 the interests in CCMT had a fair value of approximately $11,709,000.

Approximately $220,217,000 of CIP(R)'s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The annual interest rates on the fixed rate debt as of June 30, 2004 ranged from 6.08% to 10.00%. The annual interest rate on the variable rate debt as of June 30, 2004 was 3.57%.

(in thousands)         2004        2005        2006        2007        2008      Thereafter     Total     Fair Value
                     --------    --------    --------    --------    --------    ----------    --------   ----------
Fixed rate debt      $  2,301    $  5,046    $  5,394    $ 15,311    $  6,248    $  185,917    $220,217   $  218,335
Weighted average
    interest rate        7.60%       7.68%       7.60%       8.38%       7.62%         7.39%
Variable rate debt   $     89    $    207    $    236    $    296    $    296    $    8,514    $  9,638   $    9,638

Annual interest expense on CIP(R)'s variable rate debt would increase or decrease by approximately $96,000 for each 1% change in interest rates.

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

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of June 30, 2004.

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

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                     PART II

Item 2. - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      (c) For the three and six-month periods ended June 30, 2004, 66,195 and 131,670 shares, respectively, were issued to the Advisor as consideration for performance fees and 41,256 and 81,305 shares, respectively, were issued pursuant to the Company's Stock Purchase and Dividend Reinvestment Plan. Shares were issued at $13.55 per share.

      (e)   Issuer Purchases of Equity Securities

                                                                           Total Number of Shares
                                                                            Purchased as Part of
                                       Total Number of    Average Price      Publicly Announced
              Period                   Shares Purchased   Paid Per Share    Plans or Programs (1)
              ------                   ----------------   --------------   ----------------------
January 1, 2004 - January 31, 2004               -                 -                N/A
February 1, 2004 - February 29, 2004             -                 -                N/A
March 1, 2004 - March 31, 2004              21,391            $13.50                N/A
April 1, 2004 - April 30, 2004              21,670             13.55                N/A
May 1, 2004 - May 31, 2004                       -                 -                N/A
June 1, 2004 - June 30, 2004                     -                 -                N/A
                                            ------
     Total                                  43,061
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

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended June 30, 2004, no matters were submitted to a vote of Security Holders.

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

      None

                   CAREY INSTITUTIONAL PROPERTIES INCORPORATED

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CAREY INSTITUTIONAL PROPERTIES INCORPORATED

8/6/2004                            By: /s/ John J. Park
---------                               ------------------------------------
 Date                                       John J. Park
                                            Managing Director and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

8/6/2004                            By: /s/ Claude Fernandez
---------                               ------------------------------------
Date                                        Claude Fernandez
                                            Managing Director and
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)